Form 10-K
period 2022-12-31
MASIMO CORP
filed 2023-03-01
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 001-33642
________________________________________________
MASIMO CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________________________

DE					33-0368882
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification Number)
52 Discovery	Irvine,	CA			92618
(Address of principal executive offices)					(Zip Code)
			(949)	297-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class:			Trading symbol:		Name of each exchange on which registered:
Common Stock, par value $0.001			MASI		The Nasdaq Stock Market LLC
Rights to Purchase Series A Junior Participating Preferred Stock			N/A		The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.						☒	Yes	☐	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.						☐	Yes	☒	No
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.										☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.										☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).										☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						☐	Yes	☒	No
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 3, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Select Market, was approximately $5.3 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At January 28, 2023, the registrant had 52,601,943 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant’s proxy statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

MASIMO CORPORATION
FISCAL YEAR 2022 FORM 10-K ANNUAL REPORT

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
PART I
ITEM 1.     BUSINESS
Overview
We are a global technology company dedicated to improving lives. In connection with the acquisition of Viper Holdings Corporation d/b/a Sound United (Sound United Acquisition), we announced an organizational structure change designed to accelerate our growth strategies and strengthen our focus on patient care, thereby creating two reportable segments: healthcare and non-healthcare. We commenced reporting under this new structure effective for the quarter ended July 2, 2022.
Healthcare
Our healthcare business develops, manufactures and markets a variety of noninvasive patient monitoring technologies, hospital automation and connectivity solutions, remote monitoring devices and consumer health products. Our patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software, cables and other services. We primarily sell our healthcare products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through our direct sales force, distributors and original equipment manufacturer (OEM) partners, such as GE Healthcare, Hillrom, Mindray, Philips, Physio-Control and Zoll, just to name a few.
Our core measurement technologies are our breakthrough Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry, and advanced rainbow® Pulse CO-Oximetry parameters such as noninvasive hemoglobin (SpHb®), alongside many other modalities, including brain function monitoring, hemodynamic monitoring, regional oximetry, acoustic respiration rate monitoring, capnography and gas monitoring, nasal high-flow respiratory support therapy, patient position and activity tracking and neuromodulation technology solutions.

Our measurement technologies are available on many types of devices, from bedside hospital monitors like the Root® Patient Monitoring and Connectivity Hub, to various handheld and portable devices, and to the tetherless Radius-PPG®, Radius-VSM® and Masimo SafetyNet™ remote patient surveillance solution. The Masimo Hospital Automation™ Platform facilitates data integration, connectivity and interoperability through solutions like Patient SafetyNet™, Iris™, iSirona™, Replica® and UniView® to facilitate more efficient clinical workflows and to help clinicians provide the best possible care, both in-person and remotely. Leveraging our expertise in hospital-grade technologies, we are also expanding our suite of products intended for use both inside and outside the hospital and products for personal home wellness, including Masimo Sleep, a sleep quality solution, the Masimo Radius Tº™ wireless, a wireless wearable continuous thermometer, the Radius C® wireless tetherless capnograph, and the Masimo W1™ a wrist worn continuous biosensing health watch.
Non-healthcare
Our non-healthcare consumer audio business develops, manufactures, markets, sells and licenses premium and luxury audio, and related integration technologies. Our consumer audio products are sold direct-to-consumers or through authorized retailers and wholesalers. We also license certain audio technologies to select luxury automotive manufacturers such as BMW®, Maserati®, McLaren®, Polestar® and Volvo®. In addition, we maintain partnerships with certain airlines for bespoke headphones, allowing for the best in-flight audio experience. Our premium and luxury audio business includes iconic brands like Bowers & Wilkins®, Denon®, Marantz®, Polk®, Definitive Technology®, Classe®, Boston Acoustics® and HEOS®, to meet differentiated consumers wants and needs.

Health
Hospital
Masimo
Engineered for
a Beautiful Life
Home
Audio

Our Strategy
We are an organization engineered to improve life. We exist for people who care, care about others, care about quality, care about precision and care about excellence. Our healthcare and non-healthcare segments are joined by the common goal of improving lives by providing patient-centered solutions to healthcare providers, expanding outside of the hospital and into the home and delivering innovative, high-quality information and experiences to consumers. We believe that people and infrastructures are ready for actionable patient care outside of the hospital.
We deliver value to our customers and stockholders through:
•our differentiated and clinically superior technologies;
•our proven track record of innovation;
•our customer-driven approach to product development;
•our robust product portfolio and pipeline that addresses unmet needs of healthcare professionals, patients, and consumers; and
•our scaled and integrated platforms to continuously monitor and deliver health information and other data, applications and experiences.

Some of our key strategic initiatives are summarized below:
•continue to expand our market share across our product categories;
•continue to innovate and maintain our technology leadership position;
•expand connectivity and wearables in hospitals and into the home and consumer market;
•utilize our existing customer base and OEM relationships to market additional product offerings;
•define and leverage shared Masimo product platforms to scale resources and connected technologies;
•diversify products to ensure continued operations;
•expand sales and marketing infrastructure to aid in future grown initiatives;
•increase efficiency and capacity through internal manufacturing capabilities combined with proven outsourced manufacturing partners;
•grow our international presence through brand awareness and marketing;
•expand our direct-to-consumer efforts through existing channel partners and prospective customers;
•supplement our internal growth and expand our product portfolio with strategic acquisitions, investments and partnerships; and
•drive an efficient capital structure and strong shareholder returns.
Our Technologies
Conventional Pulse Oximetry
Pulse oximetry enables the noninvasive measurement of the oxygen saturation level of arterial blood (SpO2), which delivers oxygen to the body’s organs and tissues. Pulse oximetry also measures pulse rate (PR), which, when measured by electrocardiogram (ECG), is called heart rate. Pulse oximeters use sensors attached to an extremity, typically the fingertip or certain core body sites. These sensors contain two light-emitting diodes that transmit red and infrared light from one side of the extremity through the tissue to a photodetector on the other side of the extremity. The photodetector in the sensor measures the amount of red and infrared light absorbed by the tissue. A microprocessor then analyzes the changes in light absorption to provide a continuous, real-time measurement of the amount of oxygen in the patient’s arterial blood. Pulse oximeters typically give audio and visual alerts, or alarms, when the patient’s arterial blood oxygen saturation level or pulse rate falls outside of a user-designated range. As a result, clinicians have the opportunity to assess patients who may need immediate treatment to prevent the serious clinical consequences of hypoxemia, or low arterial blood oxygen saturation levels, and hyperoxemia, or high arterial blood oxygen levels.
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

The Masimo Difference - Masimo SET® Pulse Oximetry
Masimo SET® was designed to overcome the primary limitations of conventional pulse oximetry by maintaining accuracy in the presence of motion artifact, low perfusion and weak signal-to-noise situations. Our Masimo SET® platform, which became available to U.S. hospitals in 1998, is the basis of our pulse oximetry products, and we believe represented the first significant technological advancement in pulse oximetry since its invention in the early 1970s and introduction in the early 1980s. Masimo SET® utilizes five signal processing algorithms, four of which are proprietary, in parallel to deliver high sensitivity and specificity in the measurement of arterial blood oxygen saturation levels. Sensitivity is the ability to detect true alarms and specificity is the ability to avoid false alarms. One of our proprietary processing algorithms, Discrete Saturation Transform®, separates the signal from noise in real time through the use of adaptive filtering and an iterative sampling technique that tests each possible saturation value for validity. Masimo SET® signal processing can therefore identify the venous blood and other “noise”, isolate them and extract the arterial signal.
The performance of Masimo SET® pulse oximetry has been evaluated in more than 100 independent studies and thousands of clinical evaluations. We believe that Masimo SET® is trusted by clinicians to safely monitor in excess of approximately 200 million patients each year and has been chosen as the primary pulse oximeter technology used by nine of the top ten hospitals according to the 2022-2023 U.S. News & World Report Best Hospitals Honor Roll. Compared to conventional pulse oximeters, during patient motion and low perfusion, Masimo SET® provides measurements when other pulse oximeters cannot, significantly reduces false alarms (improved specificity), and accurately detects true alarms (improved sensitivity). Despite pulse oximetry’s widespread use since the 1980s, it had not been shown to improve clinical outcomes before the introduction of Masimo SET®. Masimo SET® has been shown to help clinicians reduce severe retinopathy of prematurity neonates, improve CCHD screening in newborns, and, when used for continuous monitoring with Masimo Patient SafetyNet™ in post-surgical wards, reduce rapid response team activations, ICU transfers, and costs.
Our pulse oximetry technology is contained on a circuit board which can be placed inside a standalone pulse oximetry monitor, placed inside OEM multiparameter monitors, or included as part of an external “Board-in-Cable” solution that is plugged into a port on an OEM or other device. All of these solutions, as well as most of our patient cables, use our proprietary single-patient-use or reusable sensors . We sell our products to end-users through our direct sales force and through certain distributors, as well as to our OEM partners, for incorporation into their products. In 2013, with the launch of iSpO2®, we began selling our pulse oximetry products in the consumer home wellness market.
To complement our Masimo SET® platform, we have developed a wide range of proprietary single-patient-use (disposable) sensors, including untethered Radius-PPG®, and multi-patient-use (reusable) sensors, cables and other accessories designed specifically to work with Masimo SET® software and hardware. Our single-patient-use sensors offer several advantages over reusable sensors, including improved performance, cleanliness, increased comfort and greater reliability. Although our technology platforms operate solely with our proprietary sensor lines, our sensors have the capability to work with certain competitive pulse oximetry monitors through the use of adapter cables.
Adhesive sensors are single-patient-use items, but the U.S. Food and Drug Administration (FDA) allows third parties to reprocess pulse oximetry sensors. In response to some hospitals’ requests to implement environmentally friendly products, we offer sensor reprocessing as well as sensor recycling programs.
Masimo rainbow SET® Platform and Other Technology Solutions
Since introducing Masimo SET®, we have continued to innovate by introducing noninvasive measurements that go beyond arterial blood oxygen saturation and pulse rate. Our Masimo rainbow SET® platform leverages our Masimo SET® technology and incorporates licensed rainbow® technology to enable real-time monitoring of additional noninvasive measurements. Our rainbow SET® platform includes our rainbow SET® Pulse CO-Oximetry products, which we believe are the first devices cleared by the FDA to noninvasively and continuously monitor additional hemoglobin species that were previously only measurable using intermittent invasive procedures using multiple wavelengths of light.
In addition to SpO2, PR, perfusion index (Pi), Pleth Variability Index (PVi®), Rainbow® Pleth Variability Index (RPVi™) and respiration rate from the pleth (RRp®), rainbow® Pulse CO-Oximetry has the unique ability to measure and distinguish oxygenated hemoglobins from the dyshemoglobins that are incapable of transporting oxygen, carboxyhemoglobin (SpCO®) and methemoglobin (SpMet®). Besides the ability to measure SpCO® and SpMet®, the Masimo rainbow SET® platform also allows for the noninvasive and continuous monitoring of total hemoglobin concentration (SpHb®) as well as the monitoring of arterial oxygen saturation, in the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™). Additionally, the rainbow SET® platform also allows for the calculation of Oxygen Content (SpOC) and Oxygen Reserve Index™ (ORi™). SpfO2™ and ORi™ have received CE Marking, but are not currently available for sale in the U.S.

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
Following the introduction of our rainbow SET® platform, we have continued to expand our technology offerings by introducing additional noninvasive measurements, technologies, platforms and other solutions to create new market opportunities in both hospital and non-hospital care settings, including the Masimo Hospital Automation™ Platform, other connectivity platforms, nasal high-flow ventilation, and neuromodulation therapeutics and telehealth solutions, which are described in more detail below.
The Masimo Hospital Automation™ Platform
Patient SafetyNet™(1), our patient surveillance, remote monitoring and clinician notification solution, works in concert with our bedside and ambulatory monitoring devices to facilitate the supplemental monitoring of the oxygen saturation, pulse rate, perfusion index, hemoglobin, methemoglobin and respiration rate of up to 200 patients simultaneously from a single server. Patient SafetyNet™ offers an intuitive and powerful user interface with trending, real-time waveform capability at a central station, as well as remote clinician notification via pager, voice-over-IP phone or smart-phones. Patient SafetyNet™ also features an Adaptive Connectivity Engine™ (ACE™) that enables two-way, HL-7 based connectivity to clinical/hospital information systems. The ACE™ significantly reduces the time and complexity to integrate and validate custom HL-7 implementations, and demonstrates our commitment to innovation that automates patient care with open, scalable and standards-based connectivity architecture.
Patient SafetyNet™ Series 5000, along with Hospital Automation™ Connectivity, Iris Gateway®, Kite®, iSirona®, UniView®, UniView: 60 and MyView® through the Root® patient monitoring and connectivity platform, offers a new level of interoperability designed to enhance clinician workflows and reduce the cost of care in a variety of hospital settings, including operating rooms and the general care floors. Patient SafetyNet™ Series 5000 with Iris® ports enables Root® to assimilate data from all devices connected to the patient, thereby acting as a comprehensive in-room patient monitor and connectivity hub. Alarms and alerts for all devices are seamlessly forwarded to the patient’s clinician and device data can be transferred to the patient’s electronic medical record (EMR). In an operating room setting, the patient-centric user interface of the Patient SafetyNet™ Series 5000 displays near real-time data from all devices with Kite®, providing a single unified dashboard of patient information.
Connectivity Platforms
Despite medical technology advances, the lack of device communication and integration creates risks to patient safety in hospitals around the world. Without device interoperability, critical patient information can go unnoticed, leaving clinicians unaware and patients at risk. Existing approaches for device interoperability require separate hardware, software and/or network infrastructure, which can clutter the patient room, increase complexity, burden IT management and increase costs. To address these challenges, we introduced Iris® connectivity in our Root® patient monitoring and connectivity platform. iSirona and Iris® connectivity enables multiple standalone third-party devices such as intravenous pumps (IV), ventilators, hospital beds and other patient monitors to connect through Root®, enabling display, notification and documentation to the EMR through Masimo Patient SafetyNet™.
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

Nasal High-Flow Ventilation
The Masimo softFlow™ technology provides respiratory support by generating a precisely regulated, stable and high flow of room air or a mix of room air and oxygen through the nose of the patient by means of thin nasal prongs. Controlled oxygen supply ensures oxygenation while, at the same time, the respiratory airways are humidified. A stable air flow is essential for treating hypoxemic and hypercapnic respiratory failure. Together with the Masimo softflow™ nasal applicator, the Masimo softflow™ generator provides a constant air flow and in doing so, it is completely independent of external pneumatic systems. Due to this, the Masimo softFlow™ technology is able to treat respiratory insufficiency and allows therapy at home in a manner that is as reliable and efficient as in the hospital.
Neuromodulation Therapeutic
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
Telehealth Solutions
In an effort to help clinicians and public health officials combat the COVID-19 pandemic, we developed the Masimo SafetyNet™ solution. The Masimo SafetyNet™ solution provides continuous tetherless pulse oximetry and respiration rate monitoring coupled with a patient surveillance platform. Masimo SafetyNet™ solution is available worldwide. In partnership with Samsung Electronics America, Inc., the Masimo SafetyNet™ Patient App is available on select Samsung smartphones, pre-installed and pre-configured.
Hearables and Wearables
Our hearable and wearable products are engineered for a wide range of consumers, including professional athletes, medical clinicians, active lifestyle practitioners, the health conscious, online gamers, and even the most demanding of sound enthusiasts; all with differentiated technologies that leverage our legacy of trusted brands. Our hearable and wearable products include best-in-class health sensors and high-fidelity wireless headphones and earbuds.
Premium and Luxury Home Audio
Our premium and luxury home audio product range includes wireless sound bars and speakers, home theater speakers and surround sound technology, high fidelity amplifiers and processors, audio visual receivers (AVR) and components, and other accessories to address our customers’ evolving audio needs and desires. In addition, we have partnered with certain organizations that allow us to provide the highest quality audio technologies into sound studios, home theaters, automotive and airline environments.

Our Products and Markets
Patient Monitoring Solutions:

Circuit Boards and Modules (e.g., MX-7, MX-5, MSX (shown below))
Our Masimo circuit boards perform all signal processing and other pulse oximetry functions incorporating the Masimo SET®, Masimo rainbow® Pulse CO-Oximetry or rainbow Acoustic Monitoring® technology with specific functionality or measurements. Our MX-7™ OEM circuit board is our latest and most advanced rainbow SET® board, offering more efficient power utilization, and designed for integration into the more than 200 multi-parameter monitors available from our more than 90 OEM partners. The MX-7™ has the ability to support all 13 of Masimo’s SET® pulse oximetry and rainbow® Pulse CO-Oximetry measurements.

Description:	Use:	Distribution Channel:
	• Signal processing apparatus for all Masimo technology platforms • Mainstream and sidestream capnography and gas monitoring	• Incorporated and sold to OEM partners who incorporate our circuit boards into their patient monitoring systems
	• Signal processing apparatus for all Masimo technology platforms • Mainstream and sidestream capnography and gas monitoring	• Incorporated and sold to OEM partners who incorporate our circuit boards into their patient monitoring systems

Monitors and Devices (e.g., Radical-7®, Rad-97® with Nomoline Capnography (shown below))
We offers a variety of continuous bedside monitoring and transport devices suitable for all patient populations. Fueled by clinically proven Masimo SET® pulse oximetry and advanced rainbow® Pulse Co-Oximetry and additional noninvasive monitoring technologies, these highly versatile and configurable monitors are designed to accommodate patient scenarios across the continuum of care, from high-acuity ICUs and surgical suites, to low-acuity general floors and recovery units, to long-term care facilities and beyond.

Description:	Use:	Distribution Channel:
	• Bedside, handheld and wireless monitoring devices that incorporate Masimo SET® with and without licensed Masimo rainbow SET® technology, noninvasive blood pressure and capnography	• Sold directly to end-users, through distributors and, in some cases, to our OEM partners who sell to end-users

Masimo
rainbow
98
SpO2
74
PR bpm
7.0
SpHb
Capnography
Rad-97
NIBP
ADULT
140/83
102
MAP mmHg
74
PR bpm
98
%SpO2
74
PR bpm
15
RRa rpm
13.4
SpHb g/DL
1.0
%SpMet
20
PVi
1
%SpCO
4.1
Pi
18
SpOC ml/dl
12:30 PM

Patient Monitoring and Connectivity Platform (e.g., Root® with Radius-7®, Root® with NIBP and Root® with Next Generation Sedline (shown below))
Our patient monitoring and connectivity platforms are expandable, customizable patient monitoring and connectivity hubs that integrate an array of technologies, devices and systems to provide multimodal monitoring and connectivity solutions in a single, clinician-centric platform. With plug-and-play expansion capabilities, clinicians can centralize patient monitoring by bringing together advanced rainbow SET® Pulse CO-Oximetry, brain function monitoring, regional oximetry and capnography measurements on an easy-to-interpret, customizable display, empowering them with more information for making patient assessments. Further, acting as a central connectivity hub, with automated electronic charting of Masimo and third-party device data to patient data management systems (PDMS), the hub can help with manual data documentation.

Description:	Use:	Distribution Channel:

• Displays measurements from Masimo’s Radical-7® (connected or hand carried) or Radius-7® (patient-worn)

• Provides additional specialty measurements from Masimo or third-party-developed applications through Masimo Open Connect® (MOC-9®)

• Sold directly to end-users and through distributors
	• Integrates noninvasive blood pressure (NIBP) and temperature • Connects third-party devices such as IV pumps, ventilators, beds and other patient monitors to automate data transfer to the EMR	• Sold directly to end-users and through distributors

Patient Monitoring and Connectivity Platform - (Continued)

Sensors (e.g. RD SedLine™, TFA-1®, RD SET®, RD rainbow SET®, O3® Pediatric, RD rainbow Lite SET®, rainbow® DCI®-Mini, Centroid™ and Radius PPG™ (shown below))
Our innovative noninvasive monitoring devices depend on reliable, high-quality sensors, cannulas, and accessories to capture the accurate, high-fidelity patient data trusted by clinicians all over the world. We offer a wide variety of these components, all manufactured to the highest standards, many in both single-patient-use and reusable configurations, to meet a broad spectrum of monitoring needs across all patient populations and care scenarios.
Description:	Use:	Distribution Channel:
	• Extensive line of both single-patient, reusable and rainbow® sensors • Patient cables, as well as adapter cables, that enable the use of our sensors on certain competitors’ monitors	• Sold directly to end-users, through distributors and to OEM partners who sell to end-users

RD rainbow SET SpHb SpMet
Inf
RD rainbow SET SpHb SpMet
Neo
RD rainbow SET SpHb SpMet
Masimo
RD rainbow SET
Adt

Sensors - (Continued)
Description:	Use:	Distribution Channel:

Neo
Masimo
Masimo®
Radius PPG™
SET SpO2
Reusable
Masimo
Masimo®

	• Extensive line of both single-patient, reusable and rainbow® sensors • Patient cables, as well as adapter cables, that enable the use of our sensors on certain competitors’ monitors	• Sold directly to end-users, through distributors and to OEM partners who sell to end-users

Capnography and Gas Monitoring (e.g., NomoLine® Cannula with Radius PCG™ Capnograph with disposable adapter, IRMA CO2, IRMA AX+ and EMMA® (shown below))
We offer a complete portfolio of capnography and gas monitoring solutions, both sidestream and mainstream, to meet the challenges of ventilation and gas monitoring across care areas, from pre-hospital and in-hospital to transport, long-term care, home care and more. Solutions range from external “plug in and measure” gas analyzers, to bedside and handheld devices, to flexible, integrated OEM offerings.
Description:	Use:	Distribution Channel:
	• Line of disposables to measure gas parameters using mainstream and sidestream capnography	• Sold directly to end-users, through distributors and to OEM partners who sell to end-users

Proprietary Measurements (e.g., SpHb®, SpCO®, SpMet®, PVi®, RRa®, RRp®, ORi™, 3D Alarms® and Adaptive Threshold Alarm)
Description:	Use:	Distribution Channel:
	• rainbow® measurements and other proprietary features	• Licensed directly to end-users and through OEM partners who sell to new and existing end-users

Hospital Automation™ and Connectivity Suite (e.g., Iris® Connectivity, Iris Gateway®, iSirona™, Patient SafetyNet™, UniView™, UniView: 60™, Replica™, Iris® Analytics, and Halo ION® (shown below))
As increasing amounts of patient information become available to clinicians, new opportunities to enhance the care experience for both the clinician and the patient abound. Our automation solutions are revolutionizing not only the kind of patient data that can be collected and moved through the continuum of care, but also how that information can empower clinicians to deliver superior, evidence-based care.

Our hospital automation integrates patient monitoring, driven by clinically proven SET® pulse oximetry and rainbow® Pulse CO-Oximetry, with sophisticated connectivity and interoperability solutions to seamlessly provide access to the most accurate, relevant patient data in the most helpful ways at the most important moments, improving workflow efficiencies and helping clinicians deliver the best care possible.

Description:	Use:	Distribution Channel:
	• Software and hardware enables third-party devices to connect through Patient SafetyNet™ and to document data in the EMR	• Sold directly to end-users

Hospital Automation™ and Connectivity Suite - (Continued)

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
SLOT: 01 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
SLOT: 02 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
SLOT: 03 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
SLOT: 04 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
Masimo UNIVIEW
OVERVIEW
pHeaton67
ROOM 201

Hospital Automation™ and Connectivity Suite - (Continued)
Description:	Use:	Distribution Channel:

Masimo Patient SafetyNet
default domain
RM314B Galt, John Room: 314B HaloDevice
MONITOR
HALO
Discharge
Edit
Assign Pagers
Assign Instruments
Suspend
Alarm Limits
Masimo
Radius-7
Root
ZEBRA

	• Network-linked, wired or wireless, multiple patient floor monitoring solutions • Standalone wireless alarm notification solutions	• Sold directly to end-users
	• Connectivity hub for the aggregation and transmission of patient data to the EMR	• Sold directly to end-users
	• Early warning indicator designed to identify possible sepsis in patients monitored remotely with Patient SafetyNetTM	• Sold directly to end-users

Nasal High Flow Ventilation (e.g., Masimo softFlow® 50 and Masimo softFlow® junior(shown below))
Therapy with Nasal Insufflation (TNI) generates a precisely regulated, stable high flow from room air or a mix of room air and oxygen. A stable air flow is essential for treating hypoxemic and hypercapnic respiratory failure. Together with the TNI applicator (comprising respiratory circuit and patient interface), the TNI flow generator guarantees a constant TNI flow and in doing so, it is completely independent of external pneumatic systems. Due to this, the Masimo softFlow® is able to treat respiratory insufficiency and allows therapy at home as reliable and efficient as in the hospital.

Description:	Use:	Distribution Channel:

Masimo
Humidity
Flow rate
START
STOP
softFlow
Clinic
Standard
Plus
max.35 l/min
Masimo | softFlow

	• Intensive care, inpatient care in clinics and home care	• Sold directly to end-users and through distributors

Masimo
Feuchte
37
Flussmenge
15.0
START
STOP
Masimo | softFlow

Advanced Hemodynamic Monitoring Solutions (e.g., Masimo LiDCO Hemodynamic Monitoring system, Double Channel Pressure Transducer and Stimpod NMS450X Peripheral Nerve Stimulator(shown below))
The Masimo LidCO™ Hemodynamic monitoring system provides beat-to-beat advanced monitoring to support informed decision-making in high-acuity care areas like an operating room. This platform uses an already existing arterial line and blood pressure transducer to monitor hemodynamic parameters through the use of the PulseCO™ algorithm, which converts beat-to-beat blood pressure into its constituent parts, flow and resistance, which is scaleable to each patient’s age, height, and weight.

Description:	Use:	Distribution Channel:
	• High-acuity care areas like an operating room	• Sold directly to end-users and through distributors

Advanced Hemodynamic Monitoring Solutions - (Continued)
Description:	Use:	Distribution Channel:
	• High-acuity care areas like an operating room	• Sold directly to end-users and through distributors

Home Wellness and Remote Patent Monitoring Solutions to Extend Care from the Hospital to the Home
(e.g., Masimo SafetyNet™, Radius T°™, Masimo Sleep™, MightySat® with PVi® and RRp®, iSpO2®, Bridge™, and Masimo W1™)

Designed to help providers remotely manage patient care, Masimo SafetyNet is a secure, scalable, cloud-based patient management platform featuring clinical-grade spot-checking and continuous measurements, digital care pathways and remote patient surveillance.
Description:	Use:	Distribution Channel:
	• Patients receive a multi-day supply of disposable sensors or reusable devices, along with access to the Masimo SafetyNet mobile application	• Sold directly to end-users and through distributors
	• Robust secure video conferencing to the remote patient management and connectivity platform to offer a comprehensive telehealth and telemonitoring solution.	• Sold directly to end-users and through distributors
	• Disposable thermometers, disposable fingertip sensors for sleep monitoring, fingertip pulse oximeter	• Sold directly to consumers through the Masimo Personal Health website and through consumer retailers

Home Wellness and Remote Patent Monitoring Solutions to Extend Care from the Hospital to the Home - (Continued)
Description:	Use:	Distribution Channel:
	• Pulse oximeter cable and sensor for use with an iPhone, iPad, iPod touch and select Android smart phones	• Sold directly to consumers through the Masimo Personal Health website and through consumer retailers
	• For anyone wanting to know what’s happening while they sleep so they can take steps toward meaningful sleep improvement	• Sold directly to consumers through the Masimo Personal Health website and through consumer retailers
	• For patients experiencing opioid withdrawal symptoms. while undergoing treatment for opioid use disorder when initiating treatment, transitioning treatment or tapering off medication-assisted treatment	• Sold directly to end-users and through distributors, and provided to end users through healthcare providers
	• For consumers wanting to make better informed health and lifestyle decisions, improve their fitness or track their health data on their own or with friends and family	• Sold directly to consumers through the Masimo Personal Health website and consumer retailers

Hearables and wearables- (e.g. Masimo W1TM, Bowers & Wilkins® Px8 007 Edition and Bowers & Wilkins®Pi5 earbuds, (shown below))
Description:	Use:	Distribution Channel:
	• To provide accurate and continuous health monitoring with legendary sound quality in private or in transit with over ear wireless headphones or wireless earbuds	• Sold directly to consumers through the Masimo Consumer and individual brand websites and consumer retailers
	• For those looking for unrivaled health technology for active lifestyles, health monitoring or sleep monitoring	• Sold directly to consumers through the Masimo Consumer and individual brand websites and consumer retailers

Premium and luxury home audio - (e.g. Bowers & Wilkins® 600 series anniversary series loudspeakers, Bowers & Wilkins® home theater collection, Denon® soundbar and speaker set (shown below))
Description:	Use:	Distribution Channel:
	• Premium, power-performing amplification for home cinema sound; exquisite, perfectly pure power for connecting sources and driving loudspeakers	• Sold directly to consumers through the Masimo Consumer and individual brand websites and through consumer retailers
• For the everyday audiophile seeking outstanding sound quality

Cercacor Laboratories, Inc.
Cercacor Laboratories, Inc. (Cercacor) is an independent entity spun-off from us to our stockholders in 1998. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. We are a party to a cross-licensing agreement with Cercacor, which was amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies.
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
See Note 3, “Related Parties Transactions”, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our related party transactions with Cercacor.
Government Regulation
As a global technology company, we are subject to significant government regulation, compliance requirements, fees and costs, both in the U.S. and abroad. These regulatory requirements subject our products and our business to numerous risks that are specifically discussed within “Risks Related to Our Regulatory Environment” under Part I, Item 1A—“Risk Factors” within this Annual Report on Form 10-K.
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
Product Clearance and Approval Requirements for Medical Devices
Many of our healthcare products are regulated by numerous government agencies, the most significant of which are the FDA, the national authorities in the European Union (EU) and the United Kingdom (UK), and the Ministry of Health, Labour and Welfare (MHLW) of Japan. In addition, there are government agencies that regulate our healthcare products in other countries, whose requirements vary substantially from country to country. These agencies require us to comply with laws that regulate the design, development, clinical trials, testing, manufacture, packaging, labeling, storage, distribution, import, export and promotion of many of our products.
In the U.S., unless an exemption applies, each medical device that we wish to market in the U.S. must, generally, first receive from the FDA either clearance of a 510(k) premarket notification or approval of a premarket application (PMA). In some cases, the device may be authorized by the FDA through the de novo classification process. The FDA’s 510(k) clearance process requires us to show that our new medical device is substantially equivalent to a legally marketed “predicate” medical device and usually takes from four to nine months, but it may take longer. The PMA process requires us to demonstrate through valid scientific evidence that there is reasonable assurance of safety and effectiveness of the device for its intended use. The PMA process is much more costly, lengthy and uncertain than the process of obtaining 510(k) clearance. Both 510(k) and PMA submissions are subject to user fees. The FDA determines the appropriate process based on the risk classification of the medical device. There are three classifications, from Class I to Class III. The majority of our current regulated products have been deemed Class II devices, requiring 510(k) clearance, while some have been deemed Class I devices.

Most of our OEM partners are required to obtain clearance or approval of their devices that incorporate Masimo’s healthcare technologies, like Masimo SET® technology, Masimo rainbow SET® technology, Masimo Board-in-Cable technology, or are used with Masimo’s sensors. We generally grant our OEM partners a right to cross-reference the 510(k) submission files from our cleared Masimo SET® circuit boards, sensors, cables and notification systems.
In the EU, medical devices are currently subject to Regulation (EU) No 2017/745 (EU MDR). Under the EU MDR, a medical device may only be placed on the market within the EU if it conforms to certain “General Safety and Performance Requirements”. Key requirements include that a medical device achieves its intended performance and does not compromise the clinical condition or safety of patients or the safety and health of users and others and bears the CE Mark. A medical device that conforms to such essential requirements can bear a CE Mark, which allows the device to be placed on the market throughout the EU. Each medical device that we wish to market in the EU must conform to these requirements.
The UK exited the EU on December 31, 2020 (Brexit). The UK does not intend to implement the EU MDR into the laws of Great Britain (England, Scotland and Wales). Northern Ireland is an exception where the EU MDR will continue to apply. Great Britain instead introduced a new, standalone medical devices framework. Currently, this aligns closely to the EU MDD. Instead of a CE Mark, medical devices marketed in Great Britain must bear a UKCA Mark. However, EU CE Marks will continue to be recognized in Great Britain until June 30, 2023, as will certificates issued by EU-recognized notified bodies. This arrangement is not reciprocated in the EU. Each medical device that we wish to market in the UK must comply with the national laws in the UK, which going forward may differ from the laws in the EU.
Continuing FDA Regulation for Medical Devices
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
Failure to comply with applicable regulatory requirements, which are subject to new legislation and change, can result in enforcement action by the FDA, or other federal and state government agencies, which may include, but may not be limited to, any of the following sanctions or consequences: warning letters or untitled letters; fines, injunctions and civil penalties; recall, seizure or import holds of our products; operating restrictions, suspension or shutdown of production; refusing to issue certificates to foreign governments needed to export products for sale in other countries; refusing our request for 510(k) clearance or premarket approval of new or modified products; withdrawing 510(k) clearance or premarket approvals that are already granted; and criminal prosecution.
Advertising and Promotion of Medical Devices
Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission (FTC) and by federal and state regulatory and enforcement authorities, including the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and various state attorneys general. Although physicians are permitted to use their medical judgment to use medical devices for indications other than those cleared or approved by the FDA, we may not promote our products for such “off-label” uses and can only market our products for cleared or approved uses. Other companies’ promotional activities for their FDA-regulated products have been the subject of FTC enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. FTC enforcement actions often result in consent decrees that constrain future actions. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. Government agencies in the EU, UK, Japan and other countries and jurisdictions have similar regulations on the advertising and promotion of medical devices.

Import and Export Requirements Applicable to Medical Devices
To import a device, the importer must file an entry notice and bond with the United States Bureau of Customs and Border Protection (CBP). All devices are subject to FDA examination before release from CBP. Any article that appears to be in violation of the Federal Food, Drug and Cosmetics Act (FDCA) may be refused admission and a notice of detention and hearing may be issued. If the FDA ultimately refuses admission, the CBP may issue a notice for redelivery and, if a company fails to redeliver the goods or otherwise satisfy CBP and the FDA with respect to their disposition, may assess liquidated damages for up to three times the value of the lot. The CBP also imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance.
Medical device products exported from the United States are subject to foreign countries’ import requirements and the exporting requirements of the FDA or European regulating bodies, as applicable. In particular, international sales of medical devices manufactured in the United States that are not approved or cleared by the FDA for use in the United States, or are banned or deviate from lawful performance standards, are subject to FDA export requirements.
Foreign countries often require, among other things, a Certificate of Foreign Government (CFG) for export. To obtain a CFG, the device manufacturer must apply to the FDA. The FDA certifies that the product has been granted clearance or approval in the United States and that the manufacturing facilities were in compliance with the FDA’s QSR regulations at the time of the last FDA inspection. Government agencies in the EU, UK, Japan and other countries and jurisdictions have similar regulations on the advertising and promotion of medical devices.
Anti-Kickback Regulations
In the U.S., there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. The Federal Anti-Kickback Statute prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the referral of patients for, or the purchase, order or recommendation of, health care products and services reimbursed by a federal health care program, including Medicare and Medicaid. Recognizing that the federal anti-kickback law is broad and potentially applicable to many commonplace arrangements, Congress and the Office of Inspector General (OIG) within the Department of Health and Human Services have created statutory “exceptions” and regulatory “safe harbors”. Exceptions and safe harbors exist for a number of arrangements relevant to our healthcare business, including, among other things, payments to bona fide employees, certain discount and rebate arrangements, and certain payment arrangements involving Group Purchasing Organizations (GPOs).
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
In addition to the federal anti-kickback law, many states have their own laws that are analogous to the federal anti-kickback law, but may apply regardless of whether any federal or state health care program business is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, educational programs, pricing and discount practices and policies, and relationships with health care providers by limiting the kinds of arrangements we may have with hospitals, alternate care market providers, GPOs, physicians, payers and others in a position to purchase or recommend our healthcare products.
False Claims Laws and Fraud Statutes
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
Transparency Regulations
The Physician Payment Sunshine Act (Sunshine Act), which was enacted by Congress as part of the ACA, requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S. Companies are required to track payments made and to report such payments to the government by March 31 of each year. Several states have similar requirements. Beginning in 2022, the reporting requirement also applies to advance practice nurses and physician assistants. In addition to the burden of establishing processes for compliance, if we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties.
Anti-Corruption Statutes
Our international operations are subject to the Foreign Corrupt Practices Act of 1977 (FCPA), the U.K. Bribery Act 2010 and other foreign anti-corruption laws. The FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. As part of our compliance program, we train our U.S. and international employees, and we also train and monitor foreign third parties with whom we contract (e.g., distributors), to comply with the FCPA and other anti-corruption laws. Failing to comply with the FCPA or any other anti-corruption law could result in fines, penalties or other adverse consequences.
Third-Party Reimbursement for Medical Devices
Health care providers, including hospitals, that purchase our healthcare products generally rely on third-party payers, including the Medicare and Medicaid programs and private payers, including indemnity insurers and managed care plans, to cover and reimburse all or part of the cost of the products and the procedures in which they are used. As a result, demand for our healthcare products is dependent in part on the coverage and reimbursement policies of these payers. No uniform coverage or reimbursement policy for medical technology exists among all third-party payers, and coverage and reimbursement can differ significantly from payer to payer.
Because a large percentage of our healthcare products are used by Medicare beneficiaries, Medicare’s coverage and reimbursement policies are particularly significant to our healthcare business. Generally, Medicare will cover a medical product or procedure when the product or procedure is included within a statutory benefit category and is reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. Even if the medical product or procedure is considered medically necessary and coverage is available, Medicare may place restrictions on the circumstances where it provides coverage. Because payments through the prospective payment system in both the hospital inpatient and outpatient settings are based on predetermined rates and may be less than a hospital’s actual costs in furnishing care, hospitals have incentives to lower their operating costs by utilizing products that will reduce the length of inpatient stays, decrease labor costs or otherwise lower their costs. If hospitals cannot obtain adequate coverage and reimbursement for our products, or the procedures in which they are used, we cannot be certain that they will purchase our products, despite the clinical benefits and opportunity for cost savings that we believe can be derived from their use.
Our success with rainbow SET® technologies in the U.S. market in settings of care with reimbursable monitoring procedures, such as hospital emergency departments, hospital procedure labs and physician offices, may largely depend on the ability of providers to receive reimbursement for such procedures. While private insurance payers often follow Medicare coverage and payment, we cannot be certain of this and, in many cases, cannot control the coverage or payment rates that private insurance payers put in place.
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

Other U.S. and Foreign Regulation
We must comply with numerous federal, state and local laws, as well as laws in other jurisdictions, relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. We cannot be sure that we will not be required to incur significant costs to comply with these laws and regulations in the future or that these laws or regulations will not hurt our business, financial condition and results of operations. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.
Data Privacy and Protection of Health and Other Personal Information
Both at the federal and state levels, the United States has increased legislative activity in connection with data privacy and data security. In addition to the California Privacy Rights Act (CPRA) which went into effect on January 1, 2023, a number of other states have passed comprehensive consumer privacy laws or have introduced related bills. On the federal level, an omnibus privacy bill (the American Data Privacy and Protection Act) was proposed and is currently under congressional review. If enacted, the law will dramatically increase oversight of how companies collect, use, and store the personal data. Federal agencies such as the FTC and the Securities and Exchange Commission (SEC) have increased their scrutiny and enforcement of how companies disclose their use of personal data to consumers, secure personal data, and report unauthorized disclosures of personal data. In particular, the FTC has issued statements that indicate increase in enforcement action against deceptive marketing practices that use cookies, pixels and other tracking tags to monitor consumer behavior. Moreover, there has been a similar increase in privacy-related class action litigation in connection with the use of consumers’ personal data.
Internationally, in addition to the General Data Protection Regulation (GDPR) in Europe, other jurisdictions have adopted their own data privacy and protection laws. China, Canada, the Kingdom of Saudi Arabia and the UAE have passed new privacy and data protection laws. Australia, Argentina and India are expected to introduce new privacy laws in 2023. We have implemented, and continue to implement, procedures and processes to comply with these various laws and regulations. As international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by third-parties, nation states, our employees or agents.
Recently, we have seen a global rise in scrutiny and legislative activity in connection with data breaches of health information in medical devices. Data security related to medical devices has been a priority for us and will continue to be so as we strive to safeguard the health information of our device users and of our customers’ patients. We may be required to make costly system and device modifications to comply with privacy and security requirements. Our failure to comply may result in liability and adversely affect our business.
Additionally, in the U.S,. the Health Information Portability and Accountability Act (HIPAA) applies to covered entities and extends to their business associates. Covered entities include many healthcare facilities that purchase and use our products. The HIPAA Privacy Rule restricts the use and disclosure of protected health information (PHI) and requires covered entities and their business associates to safeguard that information. The HIPAA Security Rule establishes detailed technical, administrative and physical requirements for safeguarding PHI transmitted or stored electronically. Although we are not a covered entity, we are sometimes deemed by our U.S. customers to be a business associate due to activities that we perform for or on behalf of covered entity customers. As business associates, we may be subject to many of the requirements of HIPAA and could be directly subject to HIPAA civil and criminal enforcement and the associated penalties for violation of the Privacy, Security and Breach Notification Rules. Moreover, even when we are not a business associate, healthcare facilities impose contractual limitations on the use and disclosure of their patients’ health information, and otherwise require additional safeguards to protect that information. These laws, as well as any new developing laws around health data, could create liability for us and increase our cost of doing business as well as increase costs associated with complying with these various laws both in the U.S. and globally.

Environmental Regulations
We are subject to stringent international, federal, state and local laws relating to the protection of the environment, including those governing the use, handling and disposal of hazardous materials and wastes. Products that we sell in Europe are subject to regulation in EU markets under the Restriction of Hazardous Substances Directive (RoHS). RoHS prohibits companies from selling products that contain certain hazardous materials in EU member states. Other regulations which affect the product content, manufacturing, and packaging of our products include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances, the Waste Electrical and Electronic Equipment Directive, and the Directive on Packaging and Packaging Waste enacted in the EU which require the registration of and regulate the use of certain hazardous substances and chemicals in certain products we manufacture, and require the collection, reuse and recycling of waste product and packaging from, certain products we manufacture. Similar legislation that has been or is in the process of being enacted in Japan, China, other foreign countries and various states of the U.S. may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials or adding country specific product and/or packaging labeling. Any redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions, result in additional costs or have other similar negative effects.
Future environmental laws may require us to alter our manufacturing processes, thereby increasing our manufacturing costs. We believe that our products and manufacturing processes at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated.

Markets
Competitive Conditions
We compete in both healthcare and consumer electronic markets throughout the globe. These markets are highly competitive and are characterized by continual change and improvements in technology. Many of our competitors have substantially greater financial resources, broader product portfolios and more aggressive advertising and marketing strategies and may be able to adapt to market preferences or consumer demands more rapidly than us. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, our products could be rendered obsolete by changes to industry standards or guidelines or advances in technology.
Our primary competitor in the healthcare market is Medtronic plc, who currently holds a substantial share of the pulse oximetry market. In addition, large technology companies that have not historically operated in the healthcare or medical device space, such as Alphabet Inc. (Alphabet), Amazon, Apple Inc. (Apple), Samsung Electronics Co., Ltd. (Samsung) and others, have developed or may develop products and technologies that may compete with our current or future products and technologies in the consumer health and professional healthcare marketplaces.
In the non-healthcare market, we compete with Sonos, Bang & Olufsen, Sony, Samsung (and its subsidiaries), Apple, Alphabet, Amazon and others. Many of our competitors in the non-healthcare market have more broadly diversified product lines, well established supply and distribution systems, loyal customer bases and significant financial, marketing, research, development and other resources.
We believe that the principal competitive factors in the markets in which we operate include:
•brand recognition, perception of innovation abilities, and reputation;
•product technology and innovation;
•product quality and safety;
•quality, cost-effectiveness and price;
•breadth of product lines, network of technology and content partners;
•access to hospitals which are members of GPO and OEM partners;
•access to integrated delivery networks, third party retailers, sales channels, e-commerce, distributors, retailers and omni-channel retailers; and
•patent protection.
Market Demand
We currently sell our healthcare products directly to hospitals and various distributors in the U.S. and around the world, including Europe, the Middle East and Asia Pacific, through our direct sales force. We sell our home wellness products through e-commerce internet sites such as www.masimopersonalhealth.com, www.amazon.com and www.shopify.com.
Our sales and marketing strategy for pulse oximetry has been, and will continue to be, focused on building end-user awareness of the clinical and cost-saving benefits of our technologies. Our healthcare sales representatives’ primary focus is to facilitate the conversion of competitor accounts to our Masimo SET® pulse oximetry and rainbow SET® Pulse CO-Oximetry products, to expand the use of Masimo SET® and Patient SafetyNet™ on the general hospital floor and to create and expand the use of rainbow® measurements in both critical care and non-critical care areas. In addition to sales representatives, we employ clinical specialists to work with our sales representatives to educate end-users on the benefits of Masimo SET® and assist with the introduction and implementation of our technology and products to their sites.
For the year ended December 31, 2022, one just-in-time healthcare distributor represented approximately 10.1% of our total healthcare revenue. This was the only customer that represented 10% or more of our healthcare revenue for the year ended December 31, 2022. Importantly, this distributor takes and fulfills orders from our direct healthcare customers, many of which have signed long-term sensor purchase agreements with us. If a specific just-in-time healthcare distributor is unable to fulfill these orders, the orders would be redirected to other healthcare distributors or fulfilled directly by us.
Additionally, we sell certain of our healthcare products through our OEM partners who incorporate our technologies into their monitors and sometimes resell our sensors to their installed base. Our OEM agreements allow us to expand the availability of our technologies through the sales and distribution channels of each OEM partner. To facilitate clinician awareness of Masimo technologies, our OEM partners have generally agreed to place the applicable Masimo trademark prominently on their instruments.

In order to facilitate our U.S. direct sales to hospitals, we have signed contracts with what we believe to be the five largest national GPOs in the U.S., based on the total volume of negotiated purchases. In return for the GPOs putting our healthcare products on contract, we have agreed to pay the GPOs a percentage of our healthcare revenue from their member hospitals. In 2022 and 2021, healthcare revenues from the sale of our pulse oximetry products to hospitals that are associated with GPOs amounted to $721.3 million and $643.1 million, respectively.
We sell our non-healthcare products primarily through over 20,000 points of global retail distribution and our products are distributed in more than 130 countries. The majority of our non-healthcare sales are transacted through traditional physical retailers, third party distributors and big box resellers, including on their websites. We also sell through online retailers and custom installers and directly through our individual brand websites.

Our non-healthcare marketing strategy is designed to build brand awareness, acquire new customers, enhance customer loyalty and drive in-store and online transactions with sustainable, profitable growth. Our non-healthcare marketing investments are focused on driving profitability growth through targeted advertising, public relations and brand promotion activities, including digital platforms, sponsorships, collaborations, brand activations, channel marketing and strategic partnerships. We continue to invest significant resources in our marketing and brand development efforts, including investing in capital expenditures on product displays to support our channel marketing through our retail partners.
Seasonality
Our quarterly revenues are influenced by many factors, including new product releases, acquisitions, regulatory approvals, patient holiday schedules, hospital census, the timing of influenza season, and other factors. Our healthcare revenues in the third quarter of our fiscal years have generally historically represented a lower percentage of segment revenues due to the seasonality of the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer medical procedures utilizing our healthcare products. Our non-healthcare revenues in the fourth quarter of a fiscal year generally produce a higher percentage of our segment revenues than the other quarters of our fiscal year due to the holiday shopping season and our corresponding promotional activities.
Resources
Intellectual Property
We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. The ownership of intellectual property rights is an important factor in our business. We rely on a combination of patents, trademarks, trade secrets, copyrights, know-how, continuing technological innovations, licensing opportunities, internet domain names and other intellectual property rights and measures to protect our intellectual property in the U.S. and a number of foreign countries.
We have developed a diverse intellectual property portfolio internally, and through acquisitions and licensing, that covers many aspects of our product offerings. In aggregate, our intellectual property is of material importance to our business; however, we believe that no single intellectual property asset or license is material on its own to either segment of our business or to our business as a whole.
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
We have been issued hundreds of patents and trademarks and currently have hundreds of pending patent and trademark applications in the U.S. and abroad and continue to file for additional patent and trademark protection where appropriate and cost effective. We intend to hold these patents and trademarks as part of our strategy to protect and defend our technology and branding, including to protect and defend our company in patent‑related and trademark-related litigation. We believe that our intellectual property has significant value and is important to our brand‑building efforts and the marketing of our products and services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of any of these rights.

Some of our competitors may seek to compete primarily through aggressive pricing and low-cost structures while infringing on our intellectual property. Third parties may also design around our proprietary rights, which may render our protected products less valuable if the design around is favorably received in the marketplace. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, misappropriation, or other claims. There is no guarantee that we will prevail on our litigation claims against third parties and any such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we attempt to design around the technology at issue or to find another provider of suitable alternative technology to permit us to continue offering applicable software or product solutions, our continued supply of software or product solutions could be disrupted or our introduction of new or enhanced software or products could be significantly delayed.
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
Research and Product Development
We believe that ongoing research and development (R&D) efforts are essential to our success. Our R&D efforts focus on continuing to enhance our technical expertise toward our existing product portfolios, expanding our technological leadership in each of the markets we serve with new innovations, entering into strategic partnerships with third parties to fund the development of certain new technologies, driving growth in emerging markets and introducing new products necessary to maintain market superiority, while reducing the cost of care. In addition, we continue to collaborate with Cercacor on R&D activities related to advancing rainbow® technology and other technologies.
Manufacturing
Our strategy is to manufacture products in-house when it is efficient and cost-effective for us to do so. We manufacture products at facilities located in various countries throughout the world and maintain captive contract maquiladora operations for key healthcare components. We will continue to utilize third-party contract manufacturers for products and subassemblies that can be more efficiently manufactured by these parties, such as our circuit boards, speakers and certain audio components. We monitor our third-party manufacturers and perform inspections and product tests at various steps in the manufacturing cycle to ensure compliance with our specifications. We also do full functional testing of our circuit boards.
For raw materials, we and our contract manufacturers may rely on sole source suppliers for some components, including digital signal processor chips and analog-to-digital converter chips. We and our contract manufacturers have taken steps to minimize the impact of a shortage or stoppage of shipments of digital signal processor chips or analog to digital converter chips, including maintaining a safety stock of inventory and designing software that may be easily ported to another digital signal processor chip. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, we may not be able to quickly establish additional or replacement sources for certain components or materials if we experience a sudden or unexpected reduction or interruption in supply and are unable to develop alternative sources.
We have agreements with certain major suppliers and each agreement provides for varying terms with respect to contract expiration, termination and pricing. Most of these agreements allow for termination upon specified advance notice of various periods to the non-terminating party. Certain of these agreements with our major suppliers allow for pricing adjustments and each agreement provides for annual pricing negotiation.
For additional information related to our manufacturing facilities, refer to “Item 2. Properties” in this Annual Report on Form 10-K.
Sustainability
As a global manufacturer of technology products, we understand the materials we use and the products we manufacture can have an impact on the environment. We are continuously evaluating ways to reduce our overall environmental footprint. We have implemented measures to promote greater environmental responsibility, conserve resources and reduce waste in an effort to help combat climate change.

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
•Communities. We have a long and proud history of investing in and giving back to the communities in which we live and work, as well as providing aid around the globe. Through the partnerships with organizations like the World Health Organization and the Masimo Foundation, we give back by providing grants to humanitarian aid organizations and offering in-kind donations of medical equipment. In addition, our employees also actively support causes by raising awareness and funds for non-profit organizations. Organizations that our employees have supported in recent years include Syrian American Medical Society, Juvenile Diabetes Research Foundation, Feeding America, Patient Safety Movement Foundation and the Sound Start Foundation.
Human Capital Resources
Core to our long-term strategy for human capital is attracting, developing and retaining the best talent globally with the right skills to drive our future success. We consider our employees to be our greatest assets and the greatest strength behind our innovation and success. We seek to attract and retain highly talented, experienced and well-educated individuals to support our long-term growth and profitability goals.
Our success and future growth is largely dependent on our ability to attract, retain and develop a diverse workforce at all levels of the organization. To succeed, we have developed key recruitment and retention strategies that we focus on as part of our overall management of our business. These include:
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
•Health and Safety. We are committed to the safety and well-being of our employees. In response to the COVID-19 pandemic, we implemented changes to our business in an effort to protect our employees and customers. We instituted safety protocols and procedures for our employees who work on site, including: installation of plexiglass partitions between work stations at our primary manufacturing and assembly facilities, increased distancing and implementation of extensive cleaning and sanitation procedures for our manufacturing and assembly facilities and our general administration and sales facilities.
•Developing Leaders of Tomorrow/Succession Planning. We are committed to identifying and developing the talents of our next generation of leaders. Our executive management team conducts organization and leadership reviews of all business leaders, focusing on our high-performing and high potential talent, diversity, and the succession planning for critical roles.
•Employee Feedback and Retention. In 2021 and 2022, we were certified as a Great Place to Work®. In addition, for 2021 and 2022, we were recognized on Fortune Best Workplaces in Manufacturing & Production™. To assess and improve employee retention and engagement, we survey employees and take actions to address areas of employee concerns. The average tenure of our employee is approximately 5.4 years and more than 18% of our employees have been employed by us for more than ten years.

•Inclusion and Diversity. In fiscal 2022, our full-time employees increased from approximately 2,000 as of January 1, 2022 to 4,000 as of December 31, 2022 and our dedicated contract personnel worldwide increased from approximately 4,200 as of January 1, 2022 to approximately 5,900 as of December 31, 2022. Of our full-time employees, approximately 69% were male and approximately 31% were female, and women represented approximately 23% of our management/leadership roles. Minorities represented approximately 47% of our U.S. workforce, and approximately 40% of our management/leadership roles.
Cybersecurity
We regularly perform risk assessments relating to cybersecurity risks. We have a risk-based cybersecurity program, dedicated to protecting our data and data that may be collected from patient monitoring devices. We utilize a defense-in-depth strategy with multiple layers of security controls to protect our data and systems. We mitigate cybersecurity risks by employing extensive measures, including employee training, systems monitoring and testing and maintenance of protective systems and contingency plans. We continually evaluate ourselves for appropriate business continuity and disaster recovery planning, with test scenarios that include simulations and penetration tests. We also install and regularly update antivirus software on all of our Company-managed systems to detect malicious code and prevent it from impacting our systems. We require cybersecurity awareness training for all staff members with access to our network. We also maintain cyber liability insurance coverage to further reduce our risk profile. Security of our financial data and other sensitive information remains a high priority for us, led by our global information security team. We employ an appropriate encryption and tokenization platform for all online and direct-to-consumer sales from our websites, ensuring no credit card data is stored in our internal systems. For more information on risks related to cybersecurity and data security, see Item 1A. “Risk Factors - Risks Related to Our Regulatory Environment and General Risk Factors”.
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
•We currently derive a significant portion of our revenue from our Masimo SET® platform, Masimo rainbow SET® platform and related products. If these technologies and related products do not continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.
•Some of our products are in development or have been recently introduced into the market and may not achieve market acceptance, which could limit our growth and adversely affect our business, financial condition and results of operations.
•If we are not able to maintain and enhance the value and reputation of our non-healthcare brands, or if our reputation is otherwise damaged, our business and operating results could be harmed.
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
•Competition and other conflicts with our non-healthcare distribution partners could harm our business and operating results.
•Certain of our non-healthcare products are dependent on integrations with third-party technology.
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
•Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our current, upgraded or new healthcare products in the U.S., which could severely harm our business.
•If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
•Regulatory reforms may impact our ability to develop and commercialize our healthcare products and technologies.
•If our healthcare products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations and other applicable laws, and may need to initiate voluntary or mandatory corrective actions, such as the recall of our healthcare products.
•Promotion of our healthcare products using claims that are off-label, unsubstantiated, false or misleading could subject us to substantial penalties.
•The regulatory environment governing information, data security and privacy is increasingly demanding and evolving. Many of the laws and regulations in this area are subject to uncertain interpretation, and our failure to comply could result in claims, penalties or increased costs or otherwise harm our business.
•We may be subject to or otherwise affected by federal and state healthcare laws, including fraud and abuse laws, and could face substantial penalties if we are unable to fully comply with these laws.
•U.S. and international legislative and regulatory changes in the healthcare industry could have a negative impact on our financial performance.
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
•Our credit facility contains certain covenants and restrictions that may limit our flexibility in operating our business.
•Concentration of ownership of our stock among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
•Our corporate documents, Delaware law and our stockholder rights plan contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.
•Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.
•Exclusive forum provisions in our bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Risks Related to Our Revenues
We currently derive a significant portion of our revenue from our Masimo SET® platform, Masimo rainbow SET® platform and related products. If these technologies and related products do not continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.
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
Many of our noninvasive measurement technologies are considered disruptive. These technologies have performance levels that we believe are acceptable for many clinical environments but may be insufficient in others. In addition, these technologies may perform better in some patients and settings than others. Over time, we hope to continue to improve the performance of these technologies and educate the clinical community on how to properly evaluate them. If we are successful in these endeavors, we expect these technologies will become more useful in more environments and will become more widely adopted. Our product portfolio continues to expand, and we are investing significant resources to enter into, and in some cases create, new markets for our products. For example, our acquisition of Sound United expanded our business and product strategy to additionally focus on non-healthcare products to integrate with our successful medical technology. See the risk factor with the heading “Our new products and changes to existing products as a result of our acquisition of Sound United could fail to attract or retain users or generate revenue and profits. Further, we may not be successful in our non-healthcare expansion, which could adversely affect our business, reputation or financial results” for additional risks related to this expansion of our business.
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

If we are not able to maintain and enhance the value and reputation of our non-healthcare brands, or if our reputation is otherwise damaged, our business and operating results could be harmed.
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
The value of our brands could be damaged by a number of factors, including defects or other quality issues, perceived lack of innovation, evolving consumer tastes, or ineffective marketing strategies. Further, certain third parties, such as installers of home audio systems or independent retailers over which we exert no control, may damage our reputation if their services or business practices negatively impact the consumer experience with our products. Damage to our brands’ reputation or other negative consumer perceptions may adversely affect our business, financial condition and results of operations.
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
Some of the world’s largest technology companies that have not historically operated in the healthcare or medical device space, such as Alphabet Inc., Amazon.com, Inc., Apple Inc., Samsung Electronics Co., Ltd. and others, have developed or may develop products and technologies that may compete with our current or future products and technologies. For example, in September 2021, Apple, Inc. announced that its Apple Watch Series 7 includes a blood oxygen level monitoring feature and a sleep tracking function, both of which compete with our existing products. In August 2022, Apple, Inc. announced that its Apple Watch Series 8 includes an ECG app, as well as fall detection and temperature sensing capabilities, which may compete with certain of our existing products and products in development. In September 2022, Apple, Inc. announced that its Apple watchOS9 will include expanded workout enhancements, medication reminders, sleep reporting, temperature tracking and atrial fibrillation history, which may compete with certain of our existing products and products in development. In our non-healthcare business, our competition includes the technology companies referenced above as well as sellers of consumer audio products, such as Bang & Olufsen®, Bose®, Harman International®, JBL®, Sonos® and Sony®. Many of these companies have substantially greater capital, research and development, and sales resources than we have. To effectively compete, we may need to expand our product offerings and distribution channels, which in the interim could increase our research and development costs and decrease our operating margins, thereby adversely impacting our business, financial condition and results of operations.
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
Our healthcare business has a concentration of OEM, distributor and direct customers. For example, sales to one just-in-time distributor represented 10% or more of our healthcare product sales for the year ended December 31, 2022. Similarly, within our non-healthcare business, we sell products through distributors and resellers, direct-to-consumer and to large retailers. No individual retailer represented more than 10% of our non-healthcare product sales for the year ended December 31, 2022.
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
Competition and other conflicts with our non-healthcare distribution partners could harm our business and operating results.
Several of our existing non-healthcare products compete, and future products may compete, with the product offerings of some of our significant channel and distribution partners. These partners may choose to market and promote their own products over ours or could cease or reduce selling or promoting our products. Any reduction in our ability to place and promote our non-healthcare products, or increased competition from our distribution partners for available shelf or website placement, especially during peak retail sales periods, could adversely affect our non-healthcare business. In addition, the expansion of our direct-to-consumer channel in our non-healthcare business through our brand websites could increase our competition with our channel partners and cause these partners to reduce their purchases of our non-healthcare products. Conflicts in our sales channels could arise and cause channel partners to divert resources away from the promotion and sale of our products. Any of these situations could adversely impact our business, financial condition and results of operations.
Certain of our non-healthcare products are dependent on integrations with third-party technology.
We integrate our non-healthcare products with technologies from third parties, some of which have developed or may develop and sell competitive products. If these third parties view us as a competitive threat, they may cease doing business with us or disable (or require us to disable) the technology they integrate into our products. If one or more of these third parties do not maintain their integration with our products or seek to adversely modify the terms under which they provide integration in a manner that is unacceptable to us, our products may lose important functionality, our reputation may be harmed, and our business, financial condition and results of operations may be damaged.

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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements. We believe some of the new market entrants in the healthcare and monitoring space, including some of the world’s largest technology companies, and some consumer audio companies may be infringing our intellectual property, and we may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that certain individuals who previously held high level technical and clinical positions with us misappropriated our intellectual property for the benefit of themselves and other companies. For example, on January 9, 2020, we initiated litigation against Apple Inc. for infringement of a number of patents, for trade secret misappropriation and for ownership and correction of inventorship of a number of Apple Inc. patents that list one of our former employees as an inventor. In addition, on June 30, 2021, we filed a complaint with the ITC against Apple Inc. for infringement of a number of other patents. On October 20, 2022, Apple filed two complaints against us and Sound United alleging that the Masimo W1™ watch infringes a number of patents. On January 10, 2023, an Administrative Law Judge ruled that Apple Inc. violated Section 337 of the Tariff Act of 1930, as amended, by importing and selling within the United States certain Apple Watches with light-based pulse oximetry functionality and components, which infringe one of our pulse oximeter patents. For additional information related to these litigations, please see Note 24, “Commitments and Contingencies”, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K. Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights.

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
Risks Related to Our Regulatory Environment
Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our current, upgraded or new healthcare products in the U.S., which could severely harm our business.
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
We sell consumer versions of our iSpO2® and MightySat® pulse oximeters that are not intended for medical use. Some of our products or product features may not be subject to the 510(k) process and/or other regulatory requirements in accordance with specific FDA guidance and policies, such as the FDA guidance related to mobile medical applications. In addition, some of our products or product features may not be subject to device regulation pursuant to Section 520(o) of the FDCA, which excludes certain software functions from the statutory definition of a device. In addition, we may market certain products pursuant to enforcement discretion policies the FDA previously announced to address the need for these products as a result of the COVID-19 pandemic. Such policies only remain in effect during the COVID-19 public health emergency, such that we will need to seek clearance or approval of such products to continue marketing these products when the public health emergency expires, which is expected to expire on May 11, 2023. If the FDA changes its policies or concludes that our marketing of these products is not in accordance with its current policies and/or Section 520(o) of the FDCA, we may be required to seek clearance or approval of these devices through the 510(k), de novo classification review or PMA processes.

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

Furthermore, foreign regulatory requirements may change from time to time, which could adversely affect our ability to market new products, and/or continue to market existing products, internationally. Certain significant changes in the international regulatory landscape have recently taken place or will take place in the near future. These include the EU Medical Devices Regulation (EU) 2017/745 (MDR), which came into effect on May 26, 2021 and a regulatory regime in the UK effective since January 1, 2021 as a result of the UK’s exit from the EU (Brexit).
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
From time to time, legislation is drafted and introduced by governments that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of medical devices. For example, in December 2022, Congress enacted the Food and Drug Omnibus Reform Act of 2022 (FDORA). FDORA reauthorized the FDA to collect device user fees and contained substantive amendments to the device provisions of the FDCA. Among other changes, FDORA requires premarket submissions for “cyber devices” to include plans to address postmarket cybersecurity vulnerabilities and exploits and other cybersecurity-related information. FDORA also imposes a new requirement for sponsors of medical device clinical trials to develop diversity action plans that must be submitted to the FDA with an IDE application, if an IDE is required for the study, or in the marketing application for the device if an IDE application is not required. The statute also authorizes the FDA to approve or clear predetermined change control plans in PMAs or 510(k) premarket notifications, and once such a plan is approved or cleared, then a supplemental PMA or a new 510(k) is not required for a change to a device that is consistent with such approved or cleared plan.
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
Due to Brexit, from January 1, 2021, a new regulatory framework applies to medical devices commercialized in Great Britain (England, Scotland and Wales). This is now separate from the regime in the EU. Although certain transition periods apply until June 30, 2023 (expected to be extended imminently to June 30, 2024), the medical devices we intend to commercialize in Great Britain will need to conform to different requirements than the requirements in the EU. These factors are likely to add more complexity to our regulatory compliance obligations in Europe and our ability to commercialize medical devices in European markets.

If our healthcare products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations and other applicable laws, and may need to initiate voluntary or mandatory corrective actions, such as the recall of our healthcare products.
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
Government agencies in the EU, UK, Japan and other countries and jurisdictions have similar regulations on the advertising and promotion of medical devices. If we fail to comply with any of these regulations, our reputation could be damaged, adoption of our products could be impaired and we could be subject to extensive fines and penalties.
The regulatory environment governing information, data security and privacy is increasingly demanding and evolving. Many of the laws and regulations in this area are subject to uncertain interpretation, and our failure to comply could result in claims, penalties or increased costs or otherwise harm our business.
Personal privacy and data security have become significant issues in the U.S., Europe, the Middle East, Canada, China and many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.
Several U.S. states have passed comprehensive privacy laws that have gone or will go into effect in 2023. For example, the California Consumer Privacy Rights Act (CPRA) amended and expanded the California Consumer Privacy Act (CCPA) effective January 1, 2023, with enforcement of the CPRA beginning July 1, 2023. Other states have also enacted data privacy laws, including the Virginia Consumer Data Protection Act, the Colorado Privacy Act, Utah’s Consumer Privacy Act, and the Connecticut Data Privacy Act, all of which became or will become effective in 2023. These state laws govern the processing of residents’ personal information. Among many new requirements, some of these laws (including the CPRA) subject health-related information to additional safeguards and disclosures. In addition, the state privacy laws expand consumers’ rights (such as opting out of certain data sales to third parties and targeted advertising, restricting certain uses and disclosures of sensitive data, and requesting access, deletion, or correction of personal information). These state laws also minimize what data we can collect from consumers and how we may use and disclose it. These state privacy laws also require us to make disclosures to consumers about our data collection, use and sharing practices. There is significant uncertainty regarding how regulators will interpret and enforce this patchwork of new laws, particularly to the extent there are inconsistencies or differences in their requirements.
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
Internationally, in 2022, the European Data Protection Board released new guidelines on enforcement and fines related to the General Data Protection Regulation (GDPR). The new guidelines suggest a tougher stance on enforcement and stiffer fines for companies that violate the GDPR. This is in addition to the continued complexities involving the transfer of personal data from Europe to the U.S. following the Schrems II decision. The U.S. and the European Commission have been in discussions for a new Trans-Atlantic data privacy framework, Privacy Shield 2.0, which is anticipated to go into effect sometime in 2023, and will require additional compliance efforts from our company. Most recently, on March 25, 2022, the European Commission and the U.S. White House announced that an agreement on Privacy Shield 2.0 has been reached and in October 2022, President Joe Biden signed an Executive Order to implement the new framework. The new framework is designed to address the deficiencies that led to the invalidation of the original Privacy Shield. However, it is too soon to tell how the future of Privacy Shield 2.0 will evolve and what impact it will have on our international activities. The new framework has not yet been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities and formal approval on EU level is expected to take several months. In addition, the new framework is very likely to be challenged in the EU immediately after its approval. Fortunately, the new framework is just one possible mechanism to transfer personal data; other mechanisms remain available to us, including reliance upon standard contractual clauses.

Further, Brexit has led and could also lead to legislative and regulatory changes that may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the UK and the EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the UK, allowing for the relatively free exchange of personal information between the EU and the UK (as the UK correspondingly allows transfers back to the EU). However, the European Commission may suspend the Adequacy Decision if it considers that the UK no longer provides for an adequate level of data protection. There are no signs as yet that the European Commission will take that step, which would be unprecedented.
Other international jurisdictions, including Canada, China, Saudi Arabia, South Africa, the UAE, and Brazil, among others, have also implemented laws relating to data privacy and protection that went into effect in 2022 or are anticipated to go into effect in early 2023. In 2023, we anticipate Australia, Argentina and India to propose new data privacy and protection laws. In addition, several jurisdictions such as South Korea have shown increased enforcement of their existing data privacy and security laws. Although we believe that we are complying with the GDPR and similar laws, these laws are still relatively new. Therefore, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless, intentional or criminal acts committed by our employees or agents.
We may be required to make costly system modifications to comply with applicable data privacy and security laws. Violations of these laws, or allegations of such violations, could subject us to criminal or civil, monetary or and non-monetary penalties, disrupt our operations, involve significant management distraction, negatively impact our brand image, subject us to class action lawsuits and result in a material adverse effect on our business, financial condition and results of operations.
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
•the Physician Payments Sunshine Act, which requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to certain health care professionals and teaching hospitals in the U.S.; and
•state laws analogous to each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by governmental programs and non-governmental third-party payers, including commercial insurers.
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
U.S. and international legislative and regulatory changes in the healthcare industry could have a negative impact on our financial performance.
Changes in the healthcare industry in the U.S. and abroad could adversely affect the demand for our products and the way in which we conduct our business. For example, the Patient Protection and Affordable Care Act (the ACA), enacted in 2010, required most individuals to have health insurance, established new regulations on health plans, created insurance-pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. The long-term viability of the ACA, and its impact on our business and results of operations, remains uncertain. There have also been U.S. Congressional actions to repeal and replace the ACA, and future actions are expected. For example, the Tax Cuts and Jobs Act of 2017 (TCJA), among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage effective January 1, 2019.

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
Under the Cross-Licensing Agreement, a change in control includes the resignation or termination of Joe Kiani from his position as CEO of either Masimo or Cercacor. A change in control also includes other customary events, such as the sale or merger of Masimo or Cercacor to a non-affiliated third-party or the acquisition of 50% or more of the voting power of Masimo or Cercacor by a non-affiliated third-party. Among other things, the Cross-Licensing Agreement provides that if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark following a change in control, all rights to the “Masimo” trademark will automatically be assigned to Cercacor. This could delay or discourage transactions involving an actual or potential change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over our then-current trading price. In addition, our requirement to assign all future improvements for non-vital signs to Cercacor could impede a change in control of our company.
If we are unable to obtain key materials and components from sole or limited source suppliers, we will not be able to deliver our products to customers.
We depend on certain sole or limited source suppliers for certain key materials and components, including digital signal processor chips and analog-to-digital converter chips for certain products. These suppliers are located around the world, and the production and shipment of such materials and components may be constrained globally due to freight carrier delays and other disruptions to the supply chain. We may experience manufacturing problems related to these suppliers and other outside sources if such suppliers fail to develop, manufacture or ship products and components to us on a timely basis, or provide us with products and components that do not meet our quality standards and required quantities. We have experienced supply constraints with regard to certain digital signal processor chips and other components during the COVID-19 pandemic, which adversely affected our sales during 2022, and may adversely affect our future sales. In addition, from time to time there have been industry-wide shortages of certain components that we use in certain products. We may also experience price increases for materials, components and shipping with no guarantee that such increases can be passed along to our customers, which could adversely impact our gross margins.
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
We have acquired several businesses since our inception and we may acquire additional businesses in the future. For example, on April 11, 2022, we completed our acquisition of Sound United. In connection with the Sound United Acquisition, we entered into a new credit facility to partially fund the acquisition. Future acquisitions may require additional debt or equity financing, which could be dilutive to our existing stockholders or reduce our earnings per share or other financial metrics. Even if we complete acquisitions, there are many factors that could affect whether such acquisition, including our acquisition of Sound United, will be beneficial to our business, including, without limitation:
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
Our credit facility contains certain covenants and restrictions that may limit our flexibility in operating our business.
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
In addition, under our credit facility, we are required to satisfy and maintain specified financial ratios and other customary affirmative and negative covenants. Our ability to meet those financial ratios and affirmative and negative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under our credit facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under our credit facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. See Note 15, “Debt” to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our credit facility.
Further, if we do not achieve the anticipated benefits from the Sound United Acquisition, our ability to service our indebtedness may be adversely impacted. Even if we achieve the anticipated benefits from the acquisition, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions, or other general corporate purposes. Our ability to arrange additional financing and make payments of principal and interest on our indebtedness will depend on our future performance, which will be subject to general economic, financial, and business conditions as well as other factors affecting our operations, many of which are beyond our control.

Risks Related to Our Stock
Concentration of ownership of our stock among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of December 31, 2022, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 9.8% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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
Our corporate documents, Delaware law and our stockholder rights plan contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.
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
Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.
We have been subject to shareholder activism and may be subject to such activism in the future, which could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, or suppliers, make it more difficult to attract and retain key personnel, and result in a change in control pursuant to the employment agreement between us and Joe Kiani, our Chairman and CEO. We may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors.

We may be subjected to a proxy contest or to litigation by activist investors, including litigation related to the Rights Agreement adopted on September 9, 2022. For example, on October 21, 2022, a complaint was filed in the Delaware Court of Chancery against us and members of our Board (Director Defendant) by Politan Capital Management LP and Politan Capital NY LLC (Activist Plaintiffs). The complaint seeks relief to (i) declare certain amendments to our bylaws that became effective on September 9, 2022 (Bylaw Amendments) unenforceable, (ii) find that our Board breached their fiduciary duties by approving and implementing the Bylaw Amendments and the shareholder rights plan adopted by us on September 9, 2022, and refusing to invalidate certain change in control provisions in our employment agreement with Joe Kiani, our CEO (iii) invalidate certain change in control provisions in Mr. Kiani’s employment agreement, (iv) permanently enjoin us and our Board from taking any actions to prevent the Activist Plaintiffs from exercising their rights in accordance with our prior bylaws to nominate directors, and (v) award the Activist Plaintiffs their fees, costs and expenses in connection with the action covered by the complaint. In response to the complaint, on October 24, 2022, we filed a counterclaim, answer and defense against the Activist Plaintiffs, seeking relief to (a) have the court declare that the Bylaw Amendments are valid and enforceable and that we are permitted to invalidate any director nominations by the Activist Plaintiffs that are not made in accordance with the amended bylaws and (b) award us reasonable costs, including attorneys’ fees and expenses. On October 28, 2022, the Activist Plaintiffs filed a counterclaim and answer generally denying substantially all of the allegations raised in our counterclaim and raising a number of affirmative defenses against our counterclaim. On February 5, 2023,we withdrew the Bylaw Amendments.
We believe that we and the Director Defendants have good and substantial defenses to the Activist Plaintiffs’ claims (including those raised in their counterclaim), but there is no guarantee that we and the Director Defendants will prevail. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties related to any shareholder activism.
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
A regional or global recession and other negative macro-economic trends could adversely affect our consumer business.
Our consumer products are generally considered non-essential, discretionary products. As such, many of these products can be especially sensitive to general downturns in the economy. Negative macroeconomic conditions, such as high inflation, recession, changes to monetary policy, increasing interest rates and decreasing consumer confidence can adversely impact demand for these products, which could negatively impact our business, financial condition and results of operations.
Future changes in accounting pronouncements and tax laws, or the interpretation thereof, could have a significant impact on our reported results, and may affect our historical reporting of previous transactions.
New accounting pronouncements or taxation rules, and evolving interpretations thereof, have occurred and are likely to occur in the future. Future changes made by new accounting standards may apply prospectively or retrospectively, depending on the method of adoption, and may recast previously reported results. For additional information related to the impact of new accounting pronouncements, please see Note 2, “Summary of Significant Accounting Policies”, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
In addition, future changes to the U.S. tax code and its regulations could have a material impact on our effective tax rate and the implementation of these changes could require us to make substantial changes to our business practices, allocate resources, and increase our costs, which could negatively affect our business, results of operations and financial condition.
Our retirement and post-retirement pension benefit plans are subject to financial market risks that could adversely affect our future results of operations and cash flows.
We sponsor several defined benefit plans with post-retirement benefits to certain employees in certain international markets. These defined benefit plans are funded with trust assets invested in a diversified portfolio of securities and other investments. Changes in interest rates, mortality rates, early retirement rates, investment returns, discount rates and the market value of plan assets could affect the funded status of our defined benefit plan and post-retirement benefit obligations, causing volatility in the net periodic benefit cost and future funding requirements of the plans. A significant increase in our obligations or future funding requirements could have a negative impact on our results of operations and cash flows from operations.

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
In addition, regulation or legislation impacting the workforce, such as the proposed rule published by the Federal Trade Commission which would, if issued, generally prevent employers from entering into non-compete with employees and require employers to rescind existing non-competes, may lead to increased uncertainty in hiring and competition for talent.
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
We currently derive approximately 45% of our net sales from international operations. In addition, we purchase a portion of our raw materials and components from international sources. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to duties, tariffs and conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties, fines and interest if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. We have historically engaged in transactions with entities related to or located in countries subject to certain U.S. export restrictions. For example, we have had sales of medical products destined for Iran.

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

Although these activities have not been financially material to our business, financial condition or results of operations, and were undertaken in accordance with general licenses authorizing such activities issued by the U.S. Treasury Department’s Office of Foreign Assets Control, we may not be successful in ensuring compliance with limitations or restrictions on business in Iran or any other countries subject to economic sanctions and embargoes imposed by the U.S. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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
We currently do not hedge our foreign currency exchange rate risk. As a result, changes in foreign exchange rates could have a material adverse effect on our business, financial condition and results of operations. For additional information related to our foreign currency exchange rate risk, please see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Annual Report on Form 10-K.
We currently manufacture our products at a limited number of locations and any disruption to, expansion of, or changes in trade programs related to such manufacturing operations could adversely affect our business, financial condition and results of operations.
We rely on manufacturing facilities in the U.S., Mexico, Asia and Europe that may be affected by natural or man-made disasters. Earthquakes are of particular significance since some of our facilities are located in earthquake-prone areas. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods, hurricanes and similar events. Our facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair if significant damage were to result from any of these occurrences.
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

Our global manufacturing and distribution are dependent upon our manufacturing facilities in multiple countries, and the expedient importation of raw materials and exportation of finished goods between these facilities. Undue delays and/or closures of cross-border transit facilities, or any restrictions by local governments related to the movement of goods to or from the U.S., may adversely affect our ability to fulfill orders and supply our customers, as well as adversely impact our business, operating results and financial condition.
In addition, delays and closures of shipping ports, or ports of entry into and out of the U.S., including as a result of labor strikes or shortages, may delay our ability to fulfill order and supply of our non-healthcare consumer products, which could also adversely impact our business, operating results and financial condition.
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
In addition, we may experience seasonal demand for our non-healthcare products and demand for such products could decrease significantly during a recession. Any shortfalls in expected revenue due to a mismatch in supply of and demand for our products could cause our operating results to suffer significantly.
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
Our products expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. In addition, as we continue to expand our product portfolio, we may enter or create new markets, including consumer markets, which may expose us to additional product liability risks. For example, with our previous acquisition of TNI®, we added softFlow® technology to our product portfolio. While this technology provides efficient, quiet and comfortable respiratory support to patients, it may present increased risk of infection to caregivers. In addition, with the Sound United Acquisition, we added multiple broadly distributed premium audio brands to our product portfolio and significantly expanded our consumer base worldwide, which could expose us to increased product liability claims.
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
The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the U.S. and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in challenges associated with timely receipt of customer payments and banking transactions, increased inflation, escalating energy prices and constrained availability, and thus increasing costs of raw materials. In addition, as a result of the current conflict, we have stopped selling non-healthcare products in Russia indefinitely. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.
Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $110.88 to $284.87 per share from January 2, 2022 to December 31, 2022. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors, including the COVID-19 pandemic. In addition to the other risk factors previously discussed in this Annual Report on Form 10-K, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
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
As of December 31, 2022, approximately 10.2 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 2.8 million shares were subject to options outstanding at such date at a weighted-average exercise price of $83.85 per share, approximately 3.2 million shares were subject to outstanding RSUs, approximately 0.3 million shares were subject to outstanding PSUs and approximately 3.9 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 48 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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
We have registered and expect to continue to register shares reserved under our incentive equity plans pursuant to Registration Statements on Form S-8. All shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our stock.

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
Any repurchase of our common stock under the stock repurchase plan authorized by our Board in June 2022 (Repurchase Program) will be at the discretion of a committee comprised of our CEO and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, including debt, and the market price of our common stock. In addition, on August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, imposes an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. For additional information related to our Repurchase Program, please see Note 19, “Equity”, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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
Environmental, social and corporate governance (ESG) regulations, global climate change, corporate citizenship and related matters may adversely affect our business.
There is an increasing focus on ESG risks. Our customers, including distributors and retail partners have adopted, or may adopt, procurement policies that include ESG provisions that their suppliers or manufacturers must comply with, or they may seek to include such provisions in their terms and conditions. An increasing number of participants in our industries are also joining voluntary ESG groups or organizations. These ESG provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and the outsourced manufacturing of certain components of our products. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions, a customer may cease purchasing products from us, and may take legal action against us, which could harm our reputation, revenue and results of operations.
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
Investors, stockholders, consumers, customers, suppliers and other third-parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting and transparency. Certain institutional investors, investment funds, other influential investors, customers, suppliers and other third-parties are also increasingly focused on ESG practices. If we do not adapt to or comply with evolving investor or stakeholder expectations and standards, or if we are perceived to have not responded appropriately, we may suffer from reputational damage and our business, financial condition and/or stock price may be materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business or certain shareholders reducing or eliminating their holdings of our stock, causing our stock price to decline.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Our U.S. corporate headquarters is located in Irvine, California. We manage our global operation based on two reporting segments. We own and or lease facilities globally that are utilized for research and development, engineering, sales, administrative, manufacturing, distribution and warehousing. The following is a summary of our largest facilities:

Location	Ownership Status (Owned/Leased)	Approximate Square Footage	Lease Term	Business Segment	Primary Usage
Fukushima, Japan	Owned	358,000	N/A	Non-healthcare	Manufacturing and distribution
Irvine, California	Owned	314,000	N/A	Healthcare	Executive offices, engineering, research and development
Mexicali, Mexico	Leased	266,000	June 2024, August 2024	Healthcare	Manufacturing, warehousing and distribution
Irvine, California	Leased	230,000	August 2025, November 2026, January 2032	Healthcare	Sales and administrative, warehousing, manufacturing and distribution
Memphis, Tennessee	Leased	180,000	January 2027	Non-healthcare	Warehousing and distribution
Worthing, United Kingdom	Leased	151,000	August 2036	Non-healthcare	Warehousing, manufacturing and distribution
Zhuhai, China	Leased	142,000	May 2026	Non-healthcare	Manufacturing, warehousing and distribution
Kawasaki, Japan	Leased	115,000	September 2024	Non-healthcare	Manufacturing and distribution
Hudson, New Hampshire	Owned	87,000	N/A	Healthcare	Manufacturing, warehousing and distribution
Neuchatel, Switzerland	Owned	79,000	N/A	Healthcare	Sales and administrative
San Luis Ray, Mexico	Leased	68,000	June 2024	Healthcare	Manufacturing, warehousing and distribution
Worthing, United Kingdom	Owned	15,000	N/A	Non-healthcare	Engineering, research and development, sales and administrative
We also lease and occupy various other facilities throughout the world to operate our business. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by purchasing or leasing alternative or additional space.
ITEM 3.     LEGAL PROCEEDINGS
The information set forth in Note 24 to our accompanying consolidated financial statements under the caption “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the Nasdaq Global Select Market under the symbol “MASI”. As of January 27, 2023, the closing price of our stock was $171.39 per share, and the number of stockholders of record, excluding persons whose stock is in nominee or “street name” accounts through brokers, was 19.
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
The following stock performance graph compares total stockholder returns for our common stock from December 30, 2017 through December 31, 2022 against the Nasdaq Market Composite Index and Nasdaq Medical Equipment Index, assuming a $100 investment made on December 30, 2017. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Masimo Corporation, the Nasdaq Market Composite Index, and
the Nasdaq Medical Equipment Index

$500
$400
$300
$200
$100
$0
12/30/2017
12/29/2018
12/28/2019
1/2/2021
1/1/2022
12/31/2022
Masimo Corporation
Nasdaq Composite
Nasdaq Medical Equipment

*$100 invested on 12/30/2017 in stock or in index, including reinvestment of dividends. Indexes calculated on month-end basis.
Stock Repurchase Programs
In October 2021, our Board approved a new stock repurchase program, authorizing us to purchase up to 3.0 million shares of our common stock over a period of up to three years (2021 Repurchase Program). The 2021 Repurchase Program became effective in October 2021 upon the expiration of the 2018 Repurchase Program. The 2021 Repurchase Program was completed in May 2022. In June 2022, our Board approved a new stock repurchase program, authorizing us to purchase up to 5.0 million shares of our common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. We expect to fund the 2022 Repurchase Program through our available cash, cash expected to be generated from future operations, our credit facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. No shares were repurchased pursuant to the 2022 Repurchase Program during the quarter ended December 31, 2022. As of December 31, 2022, 5.0 million shares remained available for repurchase pursuant to the 2022 Repurchase Program.

Withholdings of Equity Securities
During the year ended December 31, 2022, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of equity grants by withholding shares of our common stock, with an aggregate fair market value on the date of vesting equal to the tax withholding obligations, from the shares of our common stock actually issued in connection with such award. No shares were withheld to satisfy tax withholding obligations during the quarter ended December 31, 2022. Shares withheld to satisfy tax withholding obligations for the years ended December 31, 2022 and January 1, 2022 were as follows (in millions, except shares withheld and per share amounts):

	Three Months Ended		Year Ended
	December 31, 2022	January 1, 2022(1)	December 31, 2022	January 1, 2022(1)
Shares withheld	—	18	112,298	67,704
Average cost per share	$—	$276.97	$226.22	$247.10
Value of shares withheld	$—	$5	$25.4	$16.7
_____________
(1)    Also included here is the option cost due upon the exercise of stock options that was paid by delivering the shares previously owned by the participant.
ITEM 6.     [RESERVED.]

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
Executive Overview
We are a global technology company dedicated to improving lives. In connection with the acquisition of Viper Holdings Corporation d/b/a Sound United, LLC (Sound United), we announced an organizational structure change designed to accelerate our growth strategies and strengthen our focus on patient care, thereby creating two reportable segments: healthcare and non-healthcare.
We commenced reporting under this new structure effective for the quarter ended July 2, 2022. The new non-healthcare segment was created as a result of the Sound United Acquisition. Please see Note 18 “Business Combinations”, accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
Healthcare
Our healthcare business develops, manufactures and markets a variety of noninvasive patient monitoring technologies, hospital automation and connectivity solutions, remote monitoring devices and consumer health products. Our patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software, cables and other services. We primarily sell our healthcare products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through our direct sales force, distributors and original equipment manufacturer (OEM) partners, such as GE Healthcare, Hillrom, Mindray, Philips, Physio-Control and Zoll, just to name a few.
Our core measurement technologies are our breakthrough Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry, and advanced rainbow® Pulse CO-Oximetry parameters such as noninvasive hemoglobin (SpHb®), alongside many other modalities, including brain function monitoring, hemodynamic monitoring, regional oximetry, acoustic respiration rate monitoring, capnography and gas monitoring, nasal high-flow respiratory support therapy, patient position and activity tracking and neuromodulation technology solutions.
Our measurement technologies are available on many types of devices, from bedside hospital monitors like the Root® Patient Monitoring and Connectivity Hub, to various handheld and portable devices, and to the tetherless Radius-PPG®, Radius-VSM® and Masimo SafetyNet™ remote patient surveillance solution. The Masimo Hospital Automation™ Platform facilitates data integration, connectivity and interoperability through solutions like Patient SafetyNet™(1), Iris™, iSirona™, Replica® and UniView™ to facilitate more efficient clinical workflows and to help clinicians provide the best possible care, both in-person and remotely. Leveraging our expertise in hospital-grade technologies, we are also expanding our suite of products intended for use both inside and outside the hospital and products for personal home wellness , including Masimo Sleep™, a sleep quality solution, the Radius Tº™, a wireless wearable continuous thermometer, the Radius C® wireless thetherless capnograph and the Masimo W1™ a wrist-worn continuous biosensing health watch.
Non-healthcare
Our non-healthcare consumer audio business develops, manufactures, markets, sells and licenses premium and luxury audio sound products and related integration technologies. Our consumer audio products are sold direct-to-consumers or through authorized retailers and wholesalers. We also license certain audio technologies to select luxury automotive manufacturers such as BMW®, Maserati®, McLaren®, Polestar® and Volvo®. In addition, we maintain partnerships with certain airlines for bespoke headphones, allowing for the best in-flight audio experience. Our premium and luxury audio business includes iconic brands like Bowers & Wilkins®, Denon®, Marantz®, Polk®, Definitive Technology®, Classe®, Boston Acoustics® and HEOS® to meet differentiated consumers wants and needs.

Outlook and Strategy
We are excited about the long-term prospects of patient care, hospital automation and advancing our initiatives of making hospital quality patient monitoring available in the home to meet consumer healthcare and wellness needs. Healthcare ecosystems are rapidly evolving and becoming visibly more interconnected. Accelerated by the need to adapt to the post-pandemic world, more patient care is moving closer to consumers’ homes. The widespread caregiver shortage demands transformative changes in the current healthcare space. Consumers will naturally gravitate toward products that can extend the reach of physicians without any compromise on the quality of care.
We sought differentiated growth opportunities to cross-leverage technologies, bringing our core clinically superior solutions into the “home” and “on-the-go” settings and bringing Sound United’s premium audio and system integration technologies into the hospital to advance hospital automation connectivity and cloud-based technologies. The technology and expertise within Sound United will serve us well as we aim to augment our hospital-to-home strategy, providing innovative solutions to improve patient outcomes and reduce the cost of care. Furthermore, Sound United unlocks access to large, well-established consumer channels by offering us immediate scale with leading retail establishments across the U.S. and Europe. These collaborations will translate into products that broaden our access to untapped consumer demographics around the world. Please see Part I, Item 1 of this Annual Report on Form 10-K for additional information related to our business, products and technologies.
COVID-19 Pandemic
The COVID-19 pandemic continues to create uncertainty in the U.S. and around the globe, resulting in both challenges and opportunities for our business. Given the continuing uncertainties related to the COVID-19 pandemic, we cannot predict how it will continue to affect our product demand or our product mix. In addition, the increase in demand we experienced due to the COVID-19 pandemic could result in potential reductions in future demand if our customers have over purchased our products and need to consume their excess inventory before purchasing additional products. Furthermore, we continue to be exposed to potential disruptions to our manufacturing operations and disruptions in the supply of critical manufacturing components and in our workforce as circumstances surrounding the global impact of the COVID-19 pandemic continue to change. As a federal contractor, we expect that our employees are vaccinated per the federal mandate, and current employees and candidates seeking employment with us may be opposed to being vaccinated and may risk possible termination or may seek employment with an employer that is not required to follow the federal mandate. Please see “Risks Related to Our Revenues” and “Risks Related to our Business and Operations” in Part I, Item 1A of this Annual Report on Form 10-K for additional information on potential negative impacts to us resulting from the COVID-19 pandemic.
Stock Repurchase Program
In June 2022, the Board approved a new stock repurchase program, authorizing us to purchase up to 5.0 million shares of our common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program may be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. For additional information regarding our current and prior stock repurchase programs, see Part II, Item 5 and Note 19 “Equity” to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
Supply Chain and Inflationary Pressures
Uncertainty surrounding macroeconomic factors globally, including with respect to the supply chain environment, inflationary pressures, rising interest rates, labor shortages, and significant disruption in the capital markets, including as a result of the Russia and Ukraine conflict, may result in a recession, which could have a material adverse effect on our long-term business. For example, we have experienced supply constraints with regard to certain digital signal processor chips and other components during the COVID-19 pandemic, which negatively affected our sales during 2022, and may adversely affect our future sales. However, despite on-going supply chain uncertainties, logistical challenges and the global staffing challenges caused by COVID-19, we are optimistic about our long-term growth opportunities in both the healthcare and non-healthcare segments as our broad portfolio of products and solutions are well-suited to address patient and customer needs.
Russian-Ukraine Conflict
In response to the ongoing conflict in Ukraine, we continue to monitor the developing situation with respect to ongoing business in Russia and the Ukraine, and are working on appropriate contingency plans that will support our desire to serve existing patient populations while remaining compliant with all applicable U.S. and EU sanctions and regulations. While Russia and Ukraine do not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope could have an impact on our business. In the interim, order acceptance for these countries has been halted. For the year ended December 31, 2022, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue:

	Year Ended December 31, 2022		Year Ended January 1, 2022
	Amount (in millions)	% of Revenue	Amount (in millions)	% of Revenue
Revenue	$2,035.8	100.0%	$1,239.2	100.0%
Cost of goods sold	977.0	48.0	430.8	34.8
Gross profit	1,058.8	52.0	808.4	65.2
Operating expenses:
Selling, general and administrative	657.4	32.3	395.4	31.9
Research and development	191.4	9.4	137.2	11.1
Total operating expenses	848.8	41.7	532.6	43.0
Operating income	210.0	10.2	275.8	22.2
Non-operating loss	(16.6)	(0.8)	(1.4)	(0.1)
Income before provision for income taxes	193.4	9.5	274.4	22.1
Provision for income taxes	49.9	2.5	44.8	3.6
Net income	$143.5	7.0%	$229.6	18.5%
Comparison of the Year ended December 31, 2022 to the Year ended January 1, 2022
Revenue. Revenue increased $796.6 million, or 64.3%, to $2,035.8 million for the year ended December 31, 2022, from $1,239.2 million for the year ended January 1, 2022. Contributing to the increase in revenue was approximately $695.5 million, or 34.2%, from the Sound United Acquisition and approximately $101.1 million, or 8.2%, as compared to the year ended January 1, 2022, from our healthcare business.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of professional healthcare and consumer health products and services. The non-healthcare segment consists of consumer audio and related products and services. The following table details our revenues by segment for each of the year ended December 31, 2022 and January 1, 2022:

	Segment Revenue ( in millions, except percentages)
	Year Ended December 31, 2022		Year Ended January 1, 2022		Increase/ (Decrease)	Percentage Change
Healthcare	$1,340.3	65.8%	$1,239.2	100.0%	$101.1	8.2%
Non-healthcare	695.5	34.2	—	—	695.5	100.0
Revenue by segment	$2,035.8	100.0%	$1,239.2	100.0%	$796.6	64.3%

The increase in healthcare segment revenue was primarily due to higher revenue from consumables, parameters and services, which was partially offset by the impact of unfavorable foreign exchange rate movements from the prior year that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. Revenue generated through our direct and distribution sales channels increased $93.6 million, or 8.5%, to $1,192.7 million for the year ended December 31, 2022, compared to $1,099.1 million for the year ended January 1, 2022. Revenues from our OEM channel increased $7.5 million, or 5.4%, to $147.6 million for the year ended December 31, 2022 as compared to $140.1 million for the year ended January 1, 2022.
During the year ended December 31, 2022, we shipped approximately 307,600 noninvasive technology boards and monitors, an increase of approximately 18,600 units, or 6.4% over the year ended January 1, 2022.

The non-healthcare revenue segment is a new reportable segment resulting from the Sound United Acquisition. The non-healthcare segment saw strong demand for consumer audio products, which was partially offset by the impact of unfavorable foreign exchange rate movements from the prior year that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the years ended December 31, 2022 and January 1, 2022 were as follows:

Gross Profit (in millions, except percentages)
Year Ended December 31, 2022	Percentage of Revenues	Year Ended January 1, 2022	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$1,058.8	52.0%	$808.4	65.2%	$250.4	31.0%
Gross profit as a percentage of revenue decreased to 52.0% for the year ended December 31, 2022, from 65.2% for the year ended January 1, 2022, primarily due to change in product revenue mix from the inclusion of non-healthcare product sales. Cost of goods sold increased $546.2 million to $977.0 million for the year ended December 31, 2022, from 430.8 million for the year ended January 1, 2022, primarily due to higher material, manufacturing and distribution costs associated with the overall increase in sales, the impact of the higher proportion of these types of costs inherent in the newly added non-healthcare segment and transaction costs incurred related to the Sound United Acquisition. Also impacting the increase in cost of goods sold are various expense inefficiencies related to the continued global supply chain constraints in the current logistics environment.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the years ended December 31, 2022 and January 1, 2022 were as follows:

Selling, General and Administrative (in millions, except percentages)
Year Ended December 31, 2022	Percentage of Revenues	Year Ended January 1, 2022	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$657.4	32.3%	$395.4	31.9%	$262.0	66.3%
Selling, general and administrative expenses increased $262.0 million, or 66.3%, to $657.4 million for the year ended December 31, 2022 from $395.4 million for the year ended January 1, 2022. This increase was primarily attributable to the Sound United Acquisition in the form of higher compensation and other employee-related costs of approximately $77.2 million, higher legal and professional fees of approximately $47.5 million, higher advertising and marketing-related expenses of approximately $43.9 million, higher occupancy and other office-related costs of approximately $38.1 million and higher transaction-related costs of approximately $34.6 million.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the years ended December 31, 2022 and January 1, 2022 were as follows:

Research and Development (in millions, except percentages)
Year Ended December 31, 2022	Percentage of Revenues	Year Ended January 1, 2022	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$191.4	9.4%	$137.2	11.1%	$54.2	39.5%
Research and development expenses increased $54.2 million, or 39.5%, to $191.4 million for the year ended December 31, 2022 from $137.2 million for the year ended January 1, 2022, primarily due to the Sound United Acquisition in the form of higher compensation and employee-related costs of approximately $29.3 million, higher engineering project costs of approximately $13.2 million, higher occupancy and other office-related costs of approximately $4.2 million and higher professional fees of approximately $1.1 million.

Non-operating Loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the years ended December 31, 2022 and January 1, 2022 was as follows:

Non-operating Loss (in millions, except percentages)
Year Ended December 31, 2022	Percentage of Revenues	Year Ended January 1, 2022	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$(16.6)	(0.8)%	$(1.4)	(0.1)%	$(15.2)	1,085.7%
Non-operating loss was $16.6 million for the year ended December 31, 2022 compared to $1.4 million of non-operating loss for the year ended January 1, 2022. This net increase of approximately $15.2 million was primarily due to approximately $1.8 million of interest income on cash deposits in combination with approximately $7.2 million of net realized and unrealized foreign currency denominated transactions, which were offset by interest expense incurred under our credit facility of approximately $25.7 million during the year ended December 31, 2022.
Provision for Income Taxes. Our provision for income taxes for the years ended December 31, 2022 and January 1, 2022 were as follows:

Provision for Income Taxes (in millions, except percentages)
Year Ended December 31, 2022	Percentage of Revenues	Year Ended January 1, 2022	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$49.9	2.5%	$44.8	3.6%	$5.1	11.4%
Our provision for income taxes was $49.9 million for the year ended December 31, 2022 compared to $44.8 million for the year ended January 1, 2022. Our effective tax rate was 25.8% for the year ended December 31, 2022 compared to 16.3% for the year ended January 1, 2022. This increase in our effective tax rate for the year ended December 31, 2022 resulted primarily from an decrease in the amount of excess tax benefits realized from stock-based compensation pursuant to Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), of approximately $14.0 million compared to the year ended January 1, 2022.
We have made no provision for U.S. income taxes or foreign withholding taxes on approximately $322.6 million in accumulated earnings from our foreign subsidiaries as we expect that such amounts will continue to be indefinitely reinvested in operations outside the U.S. Our actual future effective income tax rate will depend on various factors, including the geographic composition of our pre-tax income, the amount of excess tax benefits realized from U.S. stock-based compensation, the amount of our research and development tax credits, the deductibility of executive compensation, changes in tax laws, changes in deferred tax asset valuation allowances and the recognition and derecognition of tax benefits associated with uncertain tax positions.
Comparison of the Year ended January 1, 2022 to the Year ended January 2, 2021
For a discussion regarding our financial condition and results of operations for the year ended January 1, 2022 as compared to the year ended January 2, 2021, refer to the discussion under the heading “Comparison of the Year ended January 1, 2022 to the Year ended January 2, 2021” in Item 7, which should be read in conjunction with Item 7, in each case, of our Annual Report on Form 10-K for the year ended January 1, 2022, filed with the SEC on February 16, 2022.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our credit facility. As of December 31, 2022, we had approximately $678.6 million in working capital, of which approximately $202.9 million was cash and cash equivalents. In addition to net working capital, we had approximately $52.1 million of available borrowing capacity (net of outstanding letters of credit) under our credit facility as compared to approximately $970.8 million in working capital and approximately $745.3 million in cash and cash equivalents at January 1, 2022.
We currently maintain a credit facility which provides $705.0 million of unsecured borrowings. The credit facility also provides for a sublimit of up to $50.0 million for the issuance of letters of credit. Proceeds from the credit facility are being used for general corporate, capital investment and expenditures and working capital needs. For additional information regarding the credit facility, see Note 15 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of December 31, 2022, we had cash totaling $106.6 million held outside of the U.S., of which approximately $25.7 million was accessible without additional tax cost and approximately $37.7 million was accessible at an incremental estimated tax cost of up to $0.2 million. The tax cost on the remaining $43.3 million is not determinable at this time. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Uses of Cash. Our cash requirements depend on numerous factors, including but not limited to market acceptance of our technologies, our continued ability to commercialize new products and to create or improve our technologies and applications, expansion of our global footprint through acquisitions and/or strategic investments in technologies or technology companies, hedging and derivative activities, investments in property and equipment, the renewal of our credit facility, the impact of disruptions to the manufacturing industry supply chain for key components resulting from the COVID-19 pandemic, inflation, repurchases of our stock under our authorized stock repurchase program, costs related to our domestic and international regulatory requirements and other long-term commitment and contingencies. For further details regarding our commitment and contingencies, see Note 24 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
Despite these investment requirements and potential expenditures, we anticipate that our existing cash and cash equivalents, amounts available under our credit facility and cash provided by operations will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for the next 12 months and beyond.
Cash Flows

The following table summarizes our cash flows (in millions):
	Year Ended
	December 31, 2022	January 1, 2022
Net cash provided by (used in):
Operating activities	$29.4	$264.6
Investing activities	(1,057.7)	(37.5)
Financing activities	520.4	(122.4)
Effect of foreign currency exchange rates on cash	(30.9)	(1.3)
Increase in cash, cash equivalents, and restricted cash	$(538.8)	$103.4
Operating Activities. Cash provided by operating activities for the year ended December 31, 2022 was $29.4 million which was primarily driven by net income of $143.5 million. This was increased by non-cash activities, including and depreciation and amortization of $136.1 million and stock-based compensation of $47.7 million, partially offset by a deferred income tax benefit of $39.3 million. Additional increases in operating cash resulted from changes in accounts payable, deferred costs and other contract assets and lease receivables of approximately $60.5 million, $28.1 million and $12.8 million, respectively, primarily due to the timing of payments. Additional increases to net income were changes in operating assets, including an increase in accounts receivable, inventories, deferred revenue and other contract-related liabilities, income tax payable of $138.5 million, $155.9 million, $28.1 million and $3.8 million, respectively, which were offset by increases in other non-current liabilities of $4.1 million, $16.1 million, $9.3 million, $7.4 million and $4.9 million, respectively.
Cash provided by operating activities for the year ended January 1, 2022 was $264.6 million and was primarily driven by net income of $229.6 million. This was increased by non-cash activities, including stock-based compensation of $44.7 million, and depreciation and amortization of $35.6 million, partially offset by a deferred income tax benefit of $15.1 million Additional increases in operating cash resulted from decreases in inventory, accounts payable, accrued liabilities, deferred revenue and other contract-related liabilities, other current assets and income tax payable of $13.5 million, $11.0 million $7.8 million, $7.1 million, $6.4 million and $6.4 million, respectively, primarily due to the timing of payments. Additional increases to net income were changes in operating assets, including an increase in accounts receivable, lease receivables, and deferred cost and other contract assets of $60.8 million, $16.1 million and $6.9 million, respectively.

Investing Activities. Cash used in investing activities for the year ended December 31, 2022 was approximately $1,057.7 million, consisting primarily of approximately $999.7 million for business combinations, net of cash acquired, approximately $52.8 million for purchases of property and equipment, approximately $3.5 million for intangible assets related to capitalized patent and trademark costs and approximately $1.7 million related to the acquisition of a strategic investment.
Cash used in investing activities for the year ended January 1, 2022 was approximately $37.5 million, consisting primarily of approximately $25.5 million for purchases of property and equipment, approximately $9.4 million for intangible assets related to capitalized patent and trademark costs and approximately $2.6 million related to the acquisition of a strategic investment.
Financing Activities. Cash used in financing activities for the year ended December 31, 2022 was approximately $520.4 million, consisting primarily of proceeds from borrowings under the line of credit of approximately $1,083.9 million and the issuance of common stock related to employee equity awards of approximately $8.1 million, which were partially offset by the repurchases of our common stock of approximately $401.5 million, repayments under the revolving line of credit of approximately $135.4 million, withholding of shares for employee payroll taxes for vested equity awards of approximately $25.4 million and debt issuance costs of approximately $9.3 million.
Cash used in financing activities for the year ended January 1, 2022 was approximately $122.4 million, resulting primarily from cash paid for common stock repurchase transactions that settled during the year of approximately $128.9 million, which were partially offset by proceeds from the issuance of common stock (upon exercise of options) of approximately $23.2 million.
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
Revenue Recognition, Deferred Revenue and Other Contract Liabilities
We derive the majority of our revenue from four primary sources: (i) direct sales under deferred equipment agreements with end-user hospitals where we provide up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment; (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other customers; and (iv) sales of integrated circuit boards to OEM customers who incorporate our embedded software technology into their multiparameter monitoring devices. Subject to customer credit considerations, the majority of such sales are made on open account using industry standard payment terms based on the geography within which the specific customer is located.
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
Inventory
Inventories are stated at the lower of cost or net realizable value. Cost is determined using a standard cost method, which approximates first-in, first-out method and includes material, labor and overhead costs. Inventory valuation reserves are recorded for materials that have become excess or obsolete or are no longer used in current production and for inventory items that have a market price less than the carrying value in inventory. We generally purchase raw materials in quantities that we anticipate will be fully used within one year. However, changes in operating strategy and customer demand, and frequent unpredictable fluctuations in market values for such materials, can limit our ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit. We regularly monitor potential inventory excess, obsolescence and lower market values compared to standard costs and, when necessary, reduce the carrying amount of our inventory to its market value.
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
Changes in the types and quantity of equity awards, as well as the fair market value of our stock may impact the cost of future stock option grants. In general, to the extent that the fair market value of our stock increases, the overall cost of granting these options will also increase. Any changes in the assumptions, judgments and estimates mentioned above could cause our actual stock-based compensation expense to vary, resulting in changes to future earnings. For further details regarding our stock-based compensation see Note 20 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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
As a multinational corporation, we are subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. We have concluded all U.S. federal income tax matters for years through 2018 and all material state, local and foreign income tax matters for years through 2015. Given the foregoing, our actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities.
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
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired, liabilities assumed and noncontrolling interest in the acquired entity, if applicable, are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when market value is not readily available. For intangible assets acquired in a business combination, we typically use the income method. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the purchase price over fair values of identifiable assets, liabilities, and noncontrolling interest in the acquired entity, if applicable, is recorded as goodwill. Should any of the assumptions, judgements or estimates associated with the valuation components change, the fair value of the assets acquired could vary. Transaction costs associated with a business combination are expensed as incurred. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of December 31, 2022, the carrying value of our cash equivalents approximated fair value. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest income of approximately $0.1 million for each $10.0 million in interest-bearing investments.
We are exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term debt may vary with the federal funds rate and LIBOR. As of December 31, 2022, we had outstanding debt for an aggregate carrying amount of $956.7 million. We have entered, and in the future may continue to enter, into interest rate swaps to manage our interest rate risk. Therefore, increases in interest rates over time will increase our interest expense while decreases in interest rates will decrease our interest expense.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest expense by approximately $0.6 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the quarter ended December 31, 2022 and approximately $2.9 million based on average debt outstanding, after consideration of our interest rate swap contracts for the year ended December 31, 2022.
We sponsor multiple defined benefit pension plans covering certain international employees. The aggregate fair value of the plans’ investments was $22.2 million as of December 31, 2022. The plans’ assets may be subject to market risk, interest rate risk, and credit risk, which may affect the value of the plans’ assets and the funding of the plans.
Increases in interest rates globally may impact the value of pension plan assets held by us. When interest rates increase, the value of fixed income securities, such as bonds, may decrease, which can negatively impact the fair value of the pension plan assets. However, interest rate increases may also improve the funded status of plan by increasing the discount rate used to measure the present value of the pension obligations, and potentially decreasing our requirement to make contributions to the plan. The most significant actuarial assumption affecting pension expense and pension obligations is discount rates. A hypothetical increase of 100 basis point in discount rates would result in a decrease of approximately $0.3 million in the projected benefit obligation. The impact of interest rate increases on the pension plan assets and funded status may not be predictable and may vary from period to period.
See Notes 2, “Summary of Significant Accounting Policies” and 21, “Employee Benefits” to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K. for further discussion of these assets.
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
Our primary foreign currency exchange rate exposures are with the Canadian Dollar, Euro, Japanese Yen, Swedish Krona, the British Pound, Mexico Peso, Turkish Lira and Australian Dollar. Foreign currency exchange rates may experience significant volatility from one period to the next. Specifically, during the year ended December 31, 2022, we estimate that fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Euro, the Japanese Yen, the British Pound, the Chinese Yuan, the Hong Kong Dollar, the South Korean Won, the Australian Dollar, the Turkish Lira, and the Canadian Dollar, unfavorably impacted our revenues by $80.6 million. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of December 31, 2022 would have resulted in an estimated reduction of $44.3 million in reported pre-tax income for the year ended December 31, 2022. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022. Their attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022 is included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
The Sound United Acquisition was completed on April 11, 2022. The financial results of Sound United are included in our consolidated financial statements for the year ended December 31, 2022. The Sound United business represented approximately $694.9 million of revenue and a net loss of $38.6 million for the period of April 11, 2022 through December 31, 2022. As this acquisition occurred in the second quarter of fiscal year 2022, the scope of our assessment of our internal control over financial reporting does not include Sound United. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope during the first year following the date of acquisition.
During the three months ended December 31, 2022, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2023 (2023 Proxy Statement).
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement.

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

2.1(1)^
Agreement and Plan of Merger, dated February 15, 2022, by and among Masimo Corporation, Sonic Boom Acquisition Corp., Viper Holdings Corporation, and, solely in its capacity as the Seller Representative, Viper Holdings, LLC (Sound United Series) (Exhibit 2.1)

3.1(2)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(3)	Fifth Amended and Restated Bylaws adopted on February 5, 2023 (Exhibit 3.1)

3.3 (4)	Certification of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company (Exhibit 3.1)

4.1(5)	Amended Form of Common Stock Certificate (Exhibit 4.1)

4.2(6)#	Masimo Retirement Savings Plan (Exhibit 4.3)

4.3(4)
Rights Agreement dated as of September 9, 2022, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, which includes as Exhibit B the Form of Rights Certificate (Exhibit 4.1)

4.4*	Description of Securities of Masimo Corporation

10.1(2)#	Form of Indemnity Agreement between the Registrant and its officers and directors (Exhibit 10.1)

10.2(7)#	Amended and Restated Employment Agreement, dated November 4, 2015, between Joe Kiani and the Registrant (Exhibit 10.1)

10.3(8)	First Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated July 27, 2017, by and between Masimo Corporation and Joe Kiani (Exhibit 10.1)

10.4 (9)	Second Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated January 14, 2022, by and between Masimo Corporation and Joe Kiani (Exhibit 99.1)

10.5(10)#	Offer Letter, dated March 31, 2011 between Tom McClenahan and the Registrant (Exhibit 10.7)

10.6(11)#	Offer Letter, dated September 22, 2017, between the Company and Micah Young (Exhibit 10.1)

10.7(7)#	Restricted Share Unit Award Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.2)

10.8(7)#	Equity-Holder Non-Competition and Confidentiality Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.3)

10.9(12)#	Amended and Restated 2007 Severance Protection Plan and Summary Plan Description, effective December 31, 2008 (Exhibit 10.11)

10.10(13)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 3, 2014, by and between the Registrant and Tom McClenahan (Exhibit 10.21)

10.11(2)#	2007 Stock Incentive Plan of the Registrant, and forms of agreements related thereto (Exhibit 10.33)

10.12(14)#	Masimo Corporation 2017 Equity Incentive Plan (Exhibit 10.1)

10.13(15)#	Masimo Corporation Executive Bonus Incentive Plan (Appendix D)

10.14(16)†	Manufacturing and Purchase Agreement, dated October 2, 2008, by and between Analog Devices, Inc. and the Registrant (Exhibit 10.3)

Exhibit Number	Description of Document

10.15(6)†	Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (Exhibit 10.2)

10.16(6)†	Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (Exhibit 10.1)

10.17(10)†
Lease Agreement effective as of September 1, 2007, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (Exhibit 10.23)

10.18(17)†
First Amendment, Lease Agreement effective as of December 17, 2013, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (Exhibit 10.24)

10.19(2)
Settlement Agreement and Release of Claims, dated January 17, 2006, between Cercacor Laboratories, Inc., Nellcor Puritan Bennett, Inc., Mallinckrodt, Inc., Tyco Healthcare Group LP, Tyco International Ltd., Tyco International (US) Inc. and the Registrant (Exhibit 10.30)

10.20(18)
Second Amendment to the January 17, 2006 Settlement Agreement and Release of Claims, as amended pursuant to the January 24, 2006 Amendment to Settlement Agreement and Release of Claims, dated January 28, 2011, by and among Masimo Corporation, Masimo Laboratories, Inc., Nellcor Puritan Bennett LLC, Mallinckrodt Inc., Tyco Healthcare Group LP and Covidien Inc. (Exhibit 10.1)

10.21(2)+	Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.34)

10.22(2)	Services Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.35)

10.23(17)†
Settlement and Covenant Not to Sue Agreement, entered into as of the Effective Date of November 16, 2015, between Masimo Corporation, Masimo Technologies SARL, and Masimo International SARL and Mindray Medical International, Limited, Shenzhen Mindray Biomedical Electronics Co., Ltd and Mindray DS USA, Inc. (Exhibit 10.29)

10.24(19)	Lease Agreement, dated July 15, 2012, related to the premises at 9600 Jeronimo, between the Registrant and The Irvine Company, LLC (Exhibit 10.45)

10.25(19)	First Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.46)

10.26(13)	Second Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.34)

10.27(19)	Third Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.48)

10.28(20)	Single-Tenant Lease, relating to the premises at 9600 Jeronimo, dated as of July 13, 2016, by and between Masimo Corporation and The Irvine Company LLC (Exhibit 10.1)

10.29(21)
Third Amendment to Settlement Agreement and Release of Claims, dated as of September 1, 2016, by and among Masimo Corporation and Cercacor Laboratories, Inc., and Medtronic Plc., Covidien LP, Nellcor Puritan Bennett LLC and Covidien Holdings Inc. (Exhibit 10.1)

10.30(22)+	Settlement Agreement, dated November 5, 2016, by and between Masimo Corporation, Masimo International Technologies SARL and Masimo International SARL and Koninklijke Philips N.V. (Exhibit 10.1)

10.31(10)	Credit Agreement dated as of December 17, 2018, among Masimo Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.42)

10.32(23)#	Offer Letter, dated April 17, 2002, between the Company and Bilal Muhsin (Exhibit 10.1)

10.33(23)#	Offer Letter, dated December 15, 2017, between the Company and Tao Levy (Exhibit 10.2)

10.34(23)#	2007 Severance Protection Plan Participation Agreement, dated March 26, 2018, by and between the Company and Bilal Muhsin (Exhibit 10.3)

10.35(23)#	2007 Severance Protection Plan Participation Agreement, dated March 16, 2018, by and between the Company and Tao Levy (Exhibit 10.4)

10.36(5)†	Purchase and Sale Agreement, dated February 14, 2022, by and between Masimo Canada, ULC and Keltic (Prior) Development Limited Partnership (Exhibit 10.37)

Exhibit Number	Description of Document

10.37(24)#	Offer Letter, dated April 1, 2022, between the Company and Blair Tripodi (Exhibit 10.1)

10.38(24)#	Amended and Restated 2007 Severance Protection Plan, Limited Participation Agreement, dated September 16, 2022 between the Company and Blair Tripodi (Exhibit 10.2)

10.39(25)	Credit Agreement dated as of April 11, 2022 among Masimo Corporation, as the Borrower, the Lenders and issuing banks party hereto and Citibank, N.A. as Administrative Agent (Exhibit 10.1)

10.40(26)
First Amendment to Credit Agreement, dated as of May 16, 2022, among Masimo Corporation, each of the lenders party hereto with an Incremental Revolving Commitment, each Issuing Bank and CITIBANK, N.A., as administrative agent (Exhibit 10.1)

10.41(25)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated March 30, 2022, by and between the Registrant and Micah Young (Exhibit 10.2)

10.42(6)^†
Lease agreement, dated as of August 21, 2021, related to Land at Dale Road, Worthing, West Sussex by and between Londonmetric Distribution Limited and B&W Group Limited and DEI Sales, Inc. (Exhibit 10.5)

10.43(6)^†
Contract for Sale of Freehold Land with Leaseback at Dale Road, Worthing, West Sussex, between B&W Group LTD and Londonmetric Distribution Limited and DEI Sales, Inc. dated August 31, 2021 (Exhibit 10.6)

10.44(6)†
Lease Contract of the Hengli Industrial Park, dated April 1, 2016, between Zhuhai Free Trade Zone Minsheng Industrial Warehousing Co., Ltd. and Bowers & Wilkins Trading (Zhuhai) Co., Ltd. (Exhibit 10.7)

10.45(6)†
Lease Contract of the Hengli Industrial Park - Warehouse, dated November 1, 2016, between Zhuhai Free Trade Zone Minsheng Industrial Warehousing Co., Ltd. and Bowers & Wilkins Trading (Zhuhai) Co., Ltd. (Exhibit 10.8)

10.46(6)^†	Purchase agreement, dated as of May 23, 2019, between ANAM Electronics Co. Ltd. and DEI Sales Inc. dba Sound United (Exhibit 10.9)

10.47(6)^†	OEM/ODM Agreement, dated as of February 24, 2012, between Tymphany HK Ltd. and D&M Holdings, Inc. (Exhibit 10.10)

10.48(6)†	Quality Agreement, dated as of February 24, 2012, between Tymphany HK Ltd and D&M Holdings, Inc. (Exhibit 10.11)

10.49(6)^†	Purchase Agreement, dated as of April 3, 2019, between Tonly Electronics Sales Limited and DEI Sales, Inc. dba Sound United (Exhibit 10.12)

10.50(6)†	License Agreement, dated as of October 1, 2014, between Harman International Industries, Incorporated, and B&W Group Ltd. (Exhibit 10.13)

10.51(6)†
Amendment No. 1 to the License Agreement, by and between Harman International Industries, Incorporated and B&W Group Ltd. effective as of October 1, 2014, is entered into and made effective as of October 13, 2020 (Exhibit 10.14)

10.52(6)	Guarantee, dated as of October 11, 2020, between Sound United, LLC and Harman International Industries, Incorporated (Exhibit 10.15)

10.53(16)†	Lease agreement, dated as of August 15, 2022, by and between SJ Holdings SDN BHD, and Masimo Medical Technologies (Malaysia) SDN BHD (Exhibit 10.4)

10.54(16)†	Monetary Consumption Loan Agreement Certificate, dated June 30, 2019, by and between JFC Corporation and D&M Holdings (Exhibit 10.5)

10.55(16)†	Special Overdraft Agreement, dated February 27, 2020, by and between Mizuho Bank and D&M Holding Co., Ltd. (Exhibit 10.6)

10.56*	Amendment to Special Overdraft Agreement, dated February 28, 2023, by and between Mizuho Bank and Masimo Corporation

21.1*	List of Registrant’s Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
32.1**	Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
___________
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, and (vi) Notes to Consolidated Financial Statements.
___________
(1)    Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 8-K, filed on February 15, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(2)    Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (No. 333-142171), originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.
(3) Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on February 6, 2023. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4) Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on September 9, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(5) Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, filed on February 16, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
(6) Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(7)    Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-8, filed on February 11, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form S-8.
(8) Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2017 filed at 5:21 p.m. Eastern Time. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
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
(14) Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed on February 28, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
(15) Incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33642) filed on April 16, 2020.
(16) Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
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
(20) Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed on August 3, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(21) Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on September 2, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(22) Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on November 7, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(23) Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(24) Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on September 19, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(25) Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 3, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(26) Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on May 20, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

*    Filed herewith.
**    Furnished herewith.
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

Date:	February 28, 2023	By:	/s/ JOE KIANI
Joe Kiani Chairman of the Board & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ JOE KIANI	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	February 28, 2023
Joe Kiani

/s/ MICAH YOUNG	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2023
Micah Young

/s/ PAUL HATAISHI	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023
Paul Hataishi

/s/ H MICHAEL COHEN	Director	February 28, 2023
H Michael Cohen

/s/ ADAM MIKKELSON	Director	February 28, 2023
Adam Mikkelson

/s/ CRAIG REYNOLDS	Director	February 28, 2023
Craig Reynolds

/s/ JULIE A. SHIMER, PH.D.	Director	February 28, 2023
Julie A. Shimer, Ph.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
MASIMO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisition of Viper Holdings Corporation (“Sound United”) – Fair Value of Intangible Assets Acquired
As described further in Note 18 to the financial statements, on April 11, 2022, the Company completed the acquisition of Sound United for total consideration of $1,065.0 million. The identifiable intangible assets acquired include tradenames, customer relationships, and developed technology and have been recorded by management at their preliminary fair values of $268.0 million, $196.0 million and $156.0 million, respectively. We identified the preliminary valuation of these intangible assets acquired in the Sound United acquisition as a critical audit matter.
The principal considerations for our determination that the preliminary valuation of the acquired tradenames, customer relationships, and developed technology is a critical audit matter are that the determination of the preliminary fair values of such assets required management to make significant estimates and assumptions related to the discount rate used, forecasted revenues and operating margins. This required a high degree of auditor judgement including professionals with specialized skill and knowledge, in auditing these assumptions made by management.

Our audit procedures related to the preliminary valuation of the acquired tradenames, customer relationships, and developed technology included the following, among others.
•We assessed the appropriateness of the valuation methodologies utilized and discount rate selected by management with the assistance of our valuation professionals with specialized skill and knowledge.
•We tested the forecasted revenues and operating margins by assessing the reasonableness of management’s forecast compared to historical results and forecasted market and industry trends.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2006.
Newport Beach, California
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Viper Holdings Corporation, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 50 and 34 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, Viper Holdings Corporation was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Viper Holdings Corporation.
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
/s/ GRANT THORNTON LLP
Newport Beach, California
February 28, 2023

MASIMO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31, 2022	January 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$202.9	$745.3
Trade accounts receivable, net of allowance for credit losses of $7.7 and $2.2 at December 31, 2022 and January 1, 2022, respectively	445.9	200.8
Inventories	501.0	201.4
Other current assets	158.8	91.0
Total current assets	1,308.6	1,238.5
Lease receivable, non-current	73.1	73.6
Deferred costs and other contract assets	41.9	28.1
Property and equipment, net	402.5	272.8
Customer relationships, net - (Note 9)	201.6	15.3
Acquired technologies, net - (Note 9)	160.1	19.7
Other intangible assets, net	98.9	37.5
Trademarks - (Note 9)	262.0	—
Goodwill	445.4	100.3
Deferred tax assets	102.5	52.6
Other non-current assets	114.0	48.6
Total assets	$3,210.6	$1,887.0
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$276.8	$75.6
Accrued compensation	89.3	70.8
Deferred revenue and other contract-related liabilities, current	80.6	50.9
Other current liabilities	183.3	70.4
Total current liabilities	630.0	267.7
Long-term debt	941.6	—
Deferred tax liabilities	163.6	5.1
Other non-current liabilities	136.5	64.0
Total liabilities	1,871.7	336.8
Commitments and contingencies - (Note 24)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 shares authorized; 0.0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100.0 shares authorized; 52.5 and 55.3 shares issued and outstanding at December 31, 2022 and January 1, 2022, respectively	0.1	0.1
Treasury stock, 19.5 and 16.5 shares at December 31, 2022 and January 1, 2022, respectively	(1,169.2)	(767.7)
Additional paid-in capital	782.2	752.5
Accumulated other comprehensive income (loss)	11.5	(5.5)
Retained earnings	1,714.3	1,570.8
Total stockholders’ equity	1,338.9	1,550.2
Total liabilities and stockholders’ equity	$3,210.6	$1,887.0
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)

	Year Ended December 31, 2022	Year Ended January 1, 2022	Year Ended January 2, 2021
Revenue	$2,035.8	$1,239.2	$1,143.7
Cost of goods sold	977.0	430.8	400.7
Gross profit	1,058.8	808.4	743.0
Operating expenses:
Selling, general and administrative	657.4	395.4	369.0
Research and development	191.4	137.2	118.7
Litigation awards, settlements/or defense costs	—	—	(0.5)
Total operating expenses	848.8	532.6	487.2
Operating income	210.0	275.8	255.8
Non-operating (loss) income	(16.6)	(1.4)	7.9
Income before provision for income taxes	193.4	274.4	263.7
Provision for income taxes	49.9	44.8	23.4
Net income	$143.5	$229.6	$240.3

Net income per share:
Basic	$2.68	$4.16	$4.39
Diluted	$2.60	$3.98	$4.14

Weighted-average shares used in per share calculations:
Basic	53.6	55.2	54.7
Diluted	55.2	57.7	58.0
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31, 2022	Year Ended January 1, 2022	Year Ended January 2, 2021
Net income	$143.5	$229.6	$240.3
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) from foreign currency translation adjustments	4.9	(6.9)	8.1
Net change in retirement obligations	(2.6)	—	—
Unrealized gain on cash flow hedge(1)	14.7	—	—
Total comprehensive income	$160.5	$222.7	$248.4
______________
(1) See Note 17, “Derivative Instruments and Hedging Activities”, for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 28, 2019	53.7	$0.1	15.5	$(526.6)	$600.7	$(6.7)	$1,100.5	$1,168.0
Stock options exercised	1.9	—	—	—	63.0	—	—	63.0
Restricted/Performance stock units vested	0.1	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	(1.6)	(2.2)	—	—	(3.8)
Stock-based compensation	—	—	—	—	42.2	—	—	42.2
Repurchases of common stock	(0.4)	—	0.5	(110.5)	—	—	—	(110.5)
Net income	—	—	—	—	—	—	240.3	240.3
Adoption of ASU 2016-13	—	—	—	—	—	—	0.4	0.4
Foreign currency translation adjustment	—	—	—	—	—	8.1	—	8.1
Balance at January 2, 2021	55.3	0.1	16.0	(638.7)	703.7	1.4	1,341.2	1,407.7
Stock options exercised	0.4	—	—	—	20.8	—	—	20.8
Restricted/Performance stock units vested	0.3	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(16.7)	—	—	(16.7)
Stock-based compensation	—	—	—	—	44.7	—	—	44.7
Repurchases of common stock	(0.6)	—	0.5	(129.0)	—	—	—	(129.0)
Net income	—	—	—	—	—	—	229.6	229.6
Foreign currency translation adjustment	—	—	—	—	—	(6.9)	—	(6.9)
Balance at January 1, 2022	55.3	0.1	16.5	(767.7)	752.5	(5.5)	1,570.8	1,550.2
Stock options exercised	0.1	—	—	—	7.4	—	—	7.4
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(25.4)	—	—	(25.4)
Stock-based compensation	—	—	—	—	47.7	—	—	47.7
Repurchases of common stock	(3.0)	—	3.0	(401.5)	—	—	—	(401.5)
Net change on pension obligations	—	—	—	—	—	(2.6)	—	(2.6)
Unrealized gain on cash flow hedge	—	—	—	—	—	14.7	—	14.7
Net income	—	—	—	—	—	—	143.5	143.5
Foreign currency translation adjustment	—	—	—	—	—	4.9	—	4.9
Balance at December 31, 2022	52.5	$0.1	19.5	$(1,169.2)	$782.2	$11.5	$1,714.3	$1,338.9
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2022	Year Ended January 1, 2022	Year Ended January 2, 2021
Cash flows from operating activities:
Net income	$143.5	$229.6	$240.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136.1	35.6	29.3
Stock-based compensation	47.7	44.7	42.2
Amortization of debt issuance costs	1.4	—	—
Loss on disposal of equipment, intangibles and other assets	0.5	0.5	0.6
Provision for credit losses	1.3	0.8	0.1
Benefit from deferred income taxes	(39.3)	(15.1)	(5.0)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(138.5)	(60.8)	(2.2)
(Increase) decrease in inventories	(155.9)	13.5	(94.4)
(Increase) decrease in other current assets	(7.4)	6.9	(30.0)
Increase in lease receivable, net	(12.8)	(16.1)	(7.7)
Increase in deferred costs and other contract assets	(13.4)	(8.1)	(2.8)
(Increase) decrease in other non-current assets	(4.9)	—	(1.3)
Increase in accounts payable	60.5	11.0	7.6
(Decrease) increase in accrued compensation	(9.3)	—	15.5
Increase in deferred revenue and other contract-related liabilities	28.1	7.1	10.9
Increase (decrease) in income taxes payable	3.8	6.4	(1.3)
(Decrease) increase in accrued liabilities	(16.1)	7.8	9.4
Increase (decrease) in other non-current liabilities	4.1	0.8	(0.1)
Net cash provided by operating activities	29.4	264.6	211.1
Cash flows from investing activities:
Maturities of short-term investments	—	—	120.0
Purchases of property and equipment, net	(52.8)	(25.5)	(72.5)
Increase in intangible assets	(3.5)	(9.4)	(7.4)
Business combinations, net of cash acquired	(999.7)	—	(112.7)
Deposit to acquire noncontrolling interest	—	—	(3.4)
Other strategic investing activities	(1.7)	(2.6)	(6.8)
Net cash used in investing activities	(1,057.7)	(37.5)	(82.8)
Cash flows from financing activities:
Borrowings under revolving line of credit	1,083.9	—	—
Repayments under revolving line of credit	(135.4)	—	—
Proceeds from issuance of common stock	8.1	23.2	58.4
Repurchases of common stock	(401.5)	(128.9)	(110.5)
Payroll tax withholdings on behalf of employees for stock options	(25.4)	(16.7)	(2.2)
Debt issuance costs	(9.3)	—	—
Net cash provided by (used in) financing activities	520.4	(122.4)	(54.3)
Effect of foreign currency exchange rates on cash	(30.9)	(1.3)	2.9
Net increase in cash, cash equivalents and restricted cash	(538.8)	103.4	76.9
Cash, cash equivalents and restricted cash at beginning of period	748.4	645.0	568.1
Cash, cash equivalents and restricted cash at end of period	$209.6	$748.4	$645.0
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Company
Masimo Corporation (the Company) is a global technology company that develops, manufactures and markets a wide array of patient monitoring technologies, as well as automation and connectivity solutions. The Company’s mission is to improve patient outcomes, reduce the cost of care and take noninvasive monitoring to new sites and applications. The Company’s patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. The Company primarily sells its products to hospitals, emergency medical service providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through its direct sales force, distributors and original equipment manufacturer (OEM) partners.
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion™ pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include rainbow® Pulse CO-Oximetry, with its ability to monitor carboxyhemoglobin (SpCO®), methemoglobin (SpMet®), total hemoglobin concentration (SpHb®), fractional arterial oxygen saturation (SpfO2™), Oxygen Content (SpOC™), Pleth Variability Index (PVi®), rainbow® Pleth Variability Index (RPVi™), respiration rate from the pleth (RRp®) and Oxygen Reserve Index (ORi™); as well as acoustic respiration monitoring (RRa®), SedLine® brain function monitoring, NomoLine® capnography and gas monitoring and O3® Regional Oximetry. These technologies are based upon Masimo SET®, rainbow® and other proprietary algorithms and are incorporated into a variety of product platforms depending on customers’ specifications. The Company’s current technology offerings also include remote patient monitoring, connectivity, and hospital automation™ solutions, including Masimo Patient SafetyNet™(1), Masimo Patient SafetyNet™ Surveillance(1), Masimo SafetyNet™, Masimo SafetyNet-Open™, Replica™, Iris®, MyView®, UniView™, Uniview: 60™, Trace™, Masimo Sleep™, Centroid™, and Bridge™. The Company’s technologies are supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
On April 11, 2022, the Company acquired Viper Holdings Corporation, the parent company of DEI Sales, Inc., d/b/a Sound United (Sound United), via the Company’s wholly-owned subsidiary, Sonic Boom Acquisition Corp (Sonic) (Sound United Acquisition). For additional information on Masimo’s acquisition of Sound United, see Note 18, “Business Combinations”. In addition, the Company updated its financial reporting segments to align with the way it manages its business units post-acquisition. See Note 25, “Segment and Enterprise Reporting”, for additional details.
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
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 weeks while a 53 week fiscal year includes three 13 week fiscal quarters and one 14 week fiscal quarter. The Company’s last 53 week fiscal year was fiscal year 2020. Fiscal year 2022 was a 52 week fiscal year ended December 31, 2022, with the fourth quarter having 13 weeks. All references to years in these notes to consolidated financial statements are references to fiscal years unless otherwise noted.

___________________________
(1)     The use of the trademark Patient SafetyNet™ is under license from the University HealthSystem Consortium.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of standalone selling prices, variable consideration, total consideration allocated to each performance obligation within a contract, inventory valuation, valuation of the Company’s equity awards, valuation of identifiable assets and liabilities connected with business combinations, derivative instruments, deferred taxes and any associated valuation allowances, deferred revenue, accounting for pensions, uncertain income tax positions, and litigation costs and related accruals. Actual results could differ from such estimates.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, which requires that once control is obtained, assets acquired, liabilities assumed and noncontrolling interests in the acquired entity, if applicable, are recorded at their respective fair values at the date of acquisition, with the exception of acquired contract assets and contract liabilities (i.e., deferred revenue) from contracts with customers. These are recognized and measured in accordance with ASC Topic 606, Revenue from Contracts with Customers. The excess of the purchase price over fair values of identifiable assets, liabilities and noncontrolling interests in the acquired entity, if applicable, is recorded as goodwill.
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
●    Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●    Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at December 31, 2022:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$148.5	$148.5	$—	$—
Money market funds	54.4	54.4	—	—
Pension assets	22.2	14.8	7.4	—
Cash and cash equivalents	—	1.0	—	—
Equity securities	—	6.6	—	—
Debt securities	—	7.2	0.8	—
Real estate funds	—	—	3.5	—
Alternative investments	—	—	1.9	—
Other	—	—	1.2	—
Derivative instruments - cash flow hedges	19.7	—	19.7	—
Total assets	$244.8	$217.7	$27.1	$—

Liabilities
None	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at January 1, 2022:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$745.3	$745.3	$—	$—
Total assets	$745.3	$745.3	$—	$—

Liabilities
None	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
The Company invests in checking, savings and money market fund accounts, which are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices. These investments are classified as cash and cash equivalents within the Company’s accompanying consolidated balance sheets, in accordance with GAAP and its accounting policies.
The Company’s pension asset consists of level 1 and level 2 investments. The fair value of level 2 assets are based on observable inputs such as prices or quotes for similar assets, adjusted for any differences in terms or conditions that may affect the value of the instrument being valued. The valuation techniques used for level 2 assets may include the use of models or other valuation techniques, but these methods are all based on observable market inputs.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Furthermore, the Company did not elect to apply the fair value option to specific assets or liabilities on a contract-by-contract basis. The Company did not have any transfers between Level 2 and Level 3 for the years ended December 31, 2022 and January 1, 2022.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. The Company carries cash and cash equivalents at cost, which approximates fair value, and they are Level 1 under the fair value hierarchy.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist of trade receivables recorded at the time of invoicing of product sales, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on an evaluation of the customer’s financial condition. Collateral is generally not required. The Company records an allowance for credit losses that it does not expect to collect based on relevant information, including historical experience, current conditions, and reasonable and supportable forecasts. Accounts are charged off against the allowance when the Company believes they are uncollectible. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Based on the risk of characteristics, the Company has identified U.S. and international customers as separate portfolios for both segments, and measures expected credit losses on such receivables using an aging methodology.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Intangibles purchased as part of an asset acquisition or business combination historically have included patents, trademarks, customer relationships, developed technologies and contractual licenses. In certain circumstances, the Company also has acquired non-compete agreements tied to certain employment relationships. The useful life for all of these is largely determined by valuation estimates of remaining economic life. In connection with the Sound United Acquisition, the Company acquired certain trademarks/tradenames, which are intangible assets with indefinite useful lives. These brands are expected to maintain brand value for an indefinite period of time.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment, the Company has the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The Company has two reporting units, healthcare and non-healthcare. The Company’s qualitative assessment of the recoverability of goodwill considers various macroeconomic, industry-specific and Company-specific factors, including: (i) severe adverse industry or economic trends; (ii) significant Company-specific actions; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, or if the Company elects to bypass the qualitative analysis, then the Company performs a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of such reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to such reporting unit. The annual impairment test is performed during the fourth fiscal quarter.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Similar to goodwill, indefinite-lived intangible assets are not amortized but instead are subject to annual impairment testing, unless circumstances dictate more frequent testing, if impairment indicators exist. Impairment for indefinite-lived assets exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. Determining whether impairment indicators exist and estimating the fair value of the Company’s indefinite-lived intangible assets if necessary for impairment testing require significant judgment. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors.
The Company reviews finite-lived intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
Employee Defined Benefit Plans
The Company maintains noncontributory defined benefit plans that cover certain employees in certain international locations. The Company recognizes the funded status, or the difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss). If the projected benefit obligation exceeds the fair value of plan assets, the difference or unfunded status represents the pension liability. The Company records a net periodic pension cost in the consolidated statement of operations. The liabilities and annual income or expense are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of asset return. The fair values of plan assets are determined based on prevailing market prices. See Note 21, “Employee Benefits”, for further details.
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
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded against any deferred tax assets when, in the judgment of management, it is more-likely-than-not that all or part of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies.
Income taxes are highly susceptible to changes from period to period, requiring management to make assumptions about the Company’s future income over the lives of its deferred tax assets and the impact of changes in valuation allowances. Any difference in the assumptions, judgments and estimates mentioned above could result in changes to the Company’s results of operations.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition, Deferred Revenue and Other Contract Liabilities
The Company generally recognizes revenue following a single, principles-based five-step model applied to all contracts with customers and generally provides for the recognition of revenue in an amount that reflects the consideration to which the Company expects to be entitled, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers that are remitted to government authorities when control over the promised goods or services are transferred to the customer.
Healthcare segment
While the majority of the Company’s healthcare segment revenue contracts and transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation, judgment and analysis are required to determine the appropriate accounting, including: (i) the amount of the total consideration, as well as variable consideration, (ii) whether the arrangement contains an embedded lease, and if so, whether such embedded lease is a sales-type lease or an operating lease, (iii) the identification of the distinct performance obligations contained within the arrangement, (iv) how the arrangement consideration should be allocated to each performance obligation when multiple performance obligations exist, including the determination of standalone selling price, and (v) when to recognize revenue on the performance obligations. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition. Revenue from fixed lease payments related to equipment supplied under sales-type lease arrangements is recognized once control over the equipment is transferred to the customer, while revenue from fixed lease payments related to equipment supplied under operating-type lease arrangements is generally recognized on a straight-line basis over the term of the lease and variable lease payments are recognized as they occur.
The Company derives the majority of its healthcare segment revenue from four primary sources: (i) direct sales under deferred equipment agreements with end-user hospitals where the Company provides up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment; (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other customers; and (iv) sales of integrated circuit boards to original equipment manufacturer (OEM) customers who incorporate the Company’s embedded software technology into their multiparameter monitoring devices. Subject to customer credit considerations, the majority of such sales are made on open accounts using industry standard payment terms based on the geography within which the specific customer is located.
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
Sales under deferred equipment agreements are generally structured such that the Company agrees to provide certain monitoring-related equipment, software, installation, training and/or warranty support at no up-front charge in exchange for the customer’s commitment to purchase sensors over the term of the agreement, which generally ranges from three years to six years. The Company allocates contract consideration under deferred equipment agreements containing fixed annual sensor purchase commitments to the underlying lease and non-lease components at contract inception. In determining whether any underlying lease components are related to a sales-type lease or an operating lease, the Company evaluates the customer’s rights and ability to control the use of the underlying equipment throughout the contract term, including any equipment substitution rights retained by the Company, as well as the Company’s expectations surrounding potential contract/lease extensions or renewals and the customer’s likelihood to exercise any purchase options. Beginning January 2, 2022, for contracts that contain variable lease payments that are not dependent on an index or rate, the Company classifies as operating leases any lease components that would have otherwise been classified as sales-type leases that would result in a selling loss upon lease commencement. Revenue allocable to non-lease performance obligations is generally recognized as such non-lease performance obligations are satisfied. Revenue allocable to lease components under sales-type lease arrangements is generally recognized when control over the equipment is transferred to the customer. Revenue allocable to lease components under operating lease arrangements is generally recognized over the term of the operating lease. The Company generally does not expect to derive any significant value in excess of such asset’s unamortized book value from equipment underlying its operating lease arrangements after the end of the agreement.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Non-healthcare segment
Non-healthcare segment revenue is related to hardware and embedded software that is integrated into final products that are manufactured and sold by the Company. Products and related software are accounted for as a single performance obligation and all intended functionality is available to the customer upon purchase. Non-healthcare segment revenue is recognized upon transfer of control of promised products or service to customers, which is either upon shipment or upon delivery to the customers, depending on delivery terms. The Company offers sales incentives and has customer programs consisting primarily of discounts and market development fund programs, and records them as a contra revenue. Estimates for sales incentives are developed using the most likely amount and are included in the transaction price to the extent that a significant reversal of revenue would not result once the uncertainty is resolved. In developing its estimates, the Company also considers the susceptibility of the incentive to outside influences, the length of time until the uncertainty is resolved and the Company’s experience with similar contracts. Reductions in revenue related to discounts are allocated to products on a relative basis based on their respective standard selling price if there are undelivered products in a contract. Judgement is required to determine the timing and amount of recognition of marketing funds, which the Company estimates based on past practice of providing similar funds.
Payment terms and conditions vary among the Company’s distribution channels, although terms generally include a requirement of payment within 30 to 60 days of product shipment. Sales made directly to customers from the Company’s website are paid at the time of product shipment. Prior to determining payment terms for each customer, an evaluation of such customer’s credit risk is performed. Contractual allowances are an offset to accounts receivable.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in the product warranty accrual were as follows:

	Year Ended
(in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Warranty accrual, beginning of period	$2.5	$2.7	$3.4
Increase related to acquisition	8.4	—	—
Accrual for warranties issued	1.8	2.2	0.8
Changes in pre-existing warranties (including changes in estimates)	4.7	(1.4)	0.2
Settlements made	(6.8)	(1.0)	(1.7)
Warranty accrual, end of period	$10.6	$2.5	$2.7
Advertising Costs
Advertising costs are expensed as incurred. These costs are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Advertising costs for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 were $12.3 million, $9.0 million and $30.8 million, respectively.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation
The Company’s international headquarters is in Switzerland, and its functional currency is the U.S. Dollar. The Company has many other foreign subsidiaries, and the largest transactions in foreign currency translations occur in the Japanese Yen, the British Pound, the Chinese Yuan and the European Euro.
The Company records certain revenues and expenses in foreign currencies. These revenues and expenses are translated into U.S. Dollars based on the average exchange rate for the reporting period. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the exchange rate in effect as of the balance sheet date. Translation gains and losses related to foreign currency assets and liabilities of a subsidiary that are denominated in the functional currency of such subsidiary are included as a component of accumulated other comprehensive income (loss) within the accompanying consolidated balance sheets. Realized and unrealized foreign currency gains and losses related to foreign currency assets and liabilities of the Company or a subsidiary that are not denominated in the underlying functional currency are included as a component of non-operating (loss) income within the accompanying consolidated statements of operations.
Derivatives Instruments and Hedging Activities
The Company addresses market risk from changes in foreign currency and interest rates risks through risk management programs, which include the use of derivative and nonderivative instruments. The Company’s exposure to a counterparty’s credit risk is generally limited to the amounts of the net obligation to the counterparty. The Company established policies to enter into contracts only with major investment-grade financial institutions to mitigate such counterparty credit risk. The Company also established a policy to further monitor the counterparty risks throughout the life of the instruments. None of the derivative instruments currently held by the Company were entered into for speculative trading purposes.
All derivative financial instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets and are classified as short-term or long-term based on the tenor of the instrument. The Company has elected not to separate a derivative instrument into current and long-term portions. A derivative instrument whose fair value is a net liability is classified as current in total. A derivative instrument whose fair value is a net asset and whose current portion is an asset is classified as non-current in total. For a derivative instrument that meets the criteria to qualify for hedge accounting, the Company marks the fair value of the derivative instrument to market periodically through other comprehensive income (loss). When the hedged items are recorded to income (expense), the associated deferred gains (losses) of the derivatives in accumulated other comprehensive income (loss) will be reclassified into earnings. Any fluctuation in the fair value of a derivative instrument that does not meet the criteria for hedge accounting is recorded to earnings (expense) in the period it occurs.
Comprehensive Income
Comprehensive income includes foreign currency translation adjustments, changes to pension benefits, unrealized gains or (losses) on cash flow hedges and any related tax benefits (expenses) that have been excluded from net income and reflected in stockholders’ equity.
Net Income Per Share
A computation of basic and diluted net income per share is as follows:

	Year Ended
(in millions, except per share amounts)	December 31, 2022	January 1, 2022	January 2, 2021
Net income:	$143.5	$229.6	$240.3
Basic net income per share:
Weighted-average shares outstanding - basic	53.6	55.2	54.7
Net income per basic share	$2.68	$4.16	$4.39
Diluted net income per share:
Weighted-average shares outstanding - basic	53.6	55.2	54.7
Diluted share equivalents: stock options, RSUs and PSUs	1.6	2.5	3.3
Weighted-average shares outstanding - diluted	55.2	57.7	58.0
Net income per diluted share	$2.60	$3.98	$4.14

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, weighted options to purchase 0.8 million, 0.2 million and 0.4 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For each of the years ended December 31, 2022, January 1, 2022 and January 2, 2021, certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of December 31, 2022, January 1, 2022 and January 2, 2021, 2.7 million of weighted-average shares related to such RSUs have been excluded from the calculation of potential shares. For additional information with respect to these RSUs, please see “Employment and Severance Agreements” in Note 24, “Commitments and Contingencies”.
Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Year Ended
(in millions)	December 31, 2022	January 1, 2022	January 2, 2021
Cash paid during the year for:
Interest expense	$23.0	$0.3	$0.3
Income taxes	87.3	43.9	39.5
Operating lease liabilities	17.2	7.3	6.3

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$—	$6.0	$15.4

Non-cash investing activities:
Unpaid purchases of property and equipment	$3.8	$—	$2.1
Settlement of promissory note receivable in connection with business combination	—	—	5.1

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$—	$0.7	$3.0
Fair value of common stock received for payment of stock option exercise price	—	—	1.6

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$202.9	$745.3	$641.4
Restricted cash	6.7	3.1	3.6
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$209.6	$748.4	$645.0

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). The standard requires companies to apply ASC Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC Topic 805. ASU 2021-08 is effective for annual reporting periods beginning after December 15, 2022, and for interim periods within those years, and should be adopted prospectively. Early adoption is permitted. The Company’s early adoption of this standard, effective January 3, 2021, did not have a material impact on its consolidated financial statements. Subsequently, upon the closing of the Sound United Acquisition, the Company recognized and measured acquired contract assets and contract liabilities (i.e., deferred revenue) in accordance with the ASC Topic 606.
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
On January 2, 2022, the Company adopted ASU 2021-05 prospectively for leases that commenced or were modified on or after the date of adoption. As a result, certain leases that would have previously been classified as lease receivables (sales-type leases) were classified as operating leases, as they were determined to have variable lease payments that do not depend on an index or rate and would have selling losses at lease commencement. For leases that are classified as operating leases, the Company recorded these operating lease assets within property, plant and equipment, net of accumulated depreciation. The equipment costs associated with such new operating leases were initially deferred and will subsequently be amortized over the lease term on a straight-line basis, rather than being immediately recognized upon lease commencement. Similarly, revenue associated with such new operating leases is now being recognized over the term of the lease, rather than being immediately recognized at the date of the lease commencement.
Upon amendment of these leases, the Company applies the modification framework such that, based on this guidance, certain leases may be accordingly reclassified from sales-type to operating or vice versa. In certain situations, the reclassification from sales-type to operating lease results in the net investment in the original lease immediately before the effective date of the modification being reclassified to property, plant and equipment upon modification. This property, plant and equipment is depreciated to cost of goods sold over the lesser of the asset’s useful life or contractual term of the lease.
See Notes 6, “Lease Receivable” and 8, “Property and Equipment, net”, for further details.
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
On April 11, 2022, the Company adopted ASU 2020-04 and ASU 2021-01 prospectively, in conjunction with the termination of the Company’s Prior Credit Facility (as defined in Note 15) and execution of a new Credit Facility (as defined in Note 15), which included both term loans and a revolving line of credit. At the time of transition, the Company no longer held any debt based upon the then-current reference rate, thus, it did not elect any optional practical expedients for contract modifications.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ultimately, the Company transitioned away from an interest rate based on LIBOR to SOFR, and such adoption did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement benefits - Defined Benefit Plans - General (Subtopic 715-20) (ASU 2018-14). The final guidance changes the disclosure requirements for employers that sponsor defined benefit pension and/or other post-retirement benefit plans and eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that are considered pertinent. ASU 2018-14 is effective as of December 15, 2020. Early adoption is permitted and is applied retrospectively. The Company’s adoption of this standard, effective December 31, 2022, did not have a material impact on its consolidated financial statements.
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
The Company is a party to the following agreements with Cercacor:
•Cross-Licensing Agreement - The Company and Cercacor are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $16.9 million, $13.5 million and $13.3 million for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. The Company had sales to Cercacor in the amount of $0.2 million, $0.1 million and less than $0.1 million for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.
~~•~~Lease Agreements - Effective December 2019, the Company entered into a new lease agreement with Cercacor for approximately 34,000 of square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. The Company recognized approximately $1.2 million, $1.2 million and $1.1 million of lease income for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.
Net amounts due to Cercacor were approximately $3.8 million and $3.5 million as of December 31, 2022 and January 1, 2022, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. For the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, the Company made cash contributions of approximately $1.0 million, $0.0 million and $1.5 million, respectively, to the Masimo Foundation. In addition, for each of the years ended December 31, 2022, January 1, 2022 and January 2, 2021, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. In 2020, the Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising. During the fiscal years ended December 31, 2022 and January 1, 2022, the Company incurred $1.4 million and less than $0.1 million in marketing expenses to LMMV under the marketing service agreement, respectively. During the fiscal year ended January 2, 2021, the Company incurred no marketing expenses to LMMV under the marketing service agreement. At December 31, 2022 and January 1, 2022, there were no amounts due to LMMV for services rendered.
During the second quarter of 2021, the Company entered into a software license and professional services agreement with Like Minded Labs (LML), a subsidiary of LMMV. Pursuant to the software license agreement, LML granted the Company a perpetual, non-exclusive and fully paid-up right and license to integrate LML’s software into the Company’s products in exchange for a $3.0 million one-time license fee. Pursuant to the professional services agreement, LML will provide professional services to the Company, including the development of custom software intended to support the integration of the licensed software into the Company’s products, as well as future support services upon the Company’s acceptance of deliverables.
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
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. During the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, the Company charged the Company’s CEO $0.1 million, $0.1 million and less than $0.1 million, respectively, related to such reimbursements.
4. Inventories
Inventories consist of the following:

(in millions)	December 31, 2022		January 1, 2022
Raw materials	$209.9		$128.3
Work-in-process	30.4		17.1
Finished goods	260.7		56.0
Total inventories	$501.0	(1)	$201.4
______________
(1)     Included in the December 31, 2022 ending total inventories balance was approximately $53.3 million of step-up amortization related to the Sound United Acquisition. See Note 18, “Business Combinations”, for further details.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Other Current Assets
Other current assets consist of the following:

(in millions)	December 31, 2022	January 1, 2022
Prepaid expenses	$77.5	$30.9
Indirect taxes receivable	26.8	12.8
Lease receivable, current	28.5	28.7
Prepaid income taxes	12.4	7.0
Contract assets, current	3.9	2.1
Prepaid rebates and royalties	3.7	2.8
Restricted cash(1)	2.4	3.0
Other current assets	3.6	3.7
Total other current assets	$158.8	$91.0
______________
(1)     Restricted cash includes funds received from the Bill and Melinda Gates Foundation. As the Company incurs costs associated with research and development related to this project, on a quarterly basis, the Company reclasses amounts from the grant to offset costs incurred.
6. Lease Receivable
For deferred equipment agreements that contain embedded operating leases, upon lease commencement, the Company defers and records the equipment cost of operating lease assets within property, plant and equipment, net of accumulated depreciation. These operating lease assets are subsequently amortized to cost of goods sold over the lease term on a straight-line basis.

For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases for the years ended December 31, 2022 and January 1, 2022 was approximately $57.0 million and $59.4 million, respectively, and is included within revenue in the accompanying consolidated statements of operations. Costs related to embedded sales-type leases within the Company’s deferred equipment agreements are included in cost of goods sold.
Lease receivable from sales-type leases consists of the following:

(in millions)	December 31, 2022	January 2, 2021
Lease receivable	$101.8	$102.6
Allowance for credit loss	(0.2)	(0.3)
Lease receivable, net	101.6	102.3
Less: current portion of lease receivable	(28.5)	(28.7)
Lease receivable, non-current	$73.1	$73.6

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2022, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal Year	Sales-Type Leases	Operating Leases
2023	$28.4	$3.8
2024	25.1	3.5
2025	19.9	3.5
2026	13.5	3.3
2027	7.9	2.7
Thereafter	6.8	3.7
Total	$101.6	$20.5
Less: imputed interest(1)	—
Present value of total lease payments	$101.6
______________
(1) The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	December 31, 2022	January 1, 2022
Deferred commissions	$17.1	$11.9
Prepaid contract allowances	13.7	8.6
Unbilled contract receivables	9.4	5.0
Deferred equipment agreements, net	1.7	2.6
Deferred costs and other contract assets	$41.9	$28.1

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Property and Equipment, net
Property and equipment, net, consists of the following:

(in millions)	December 31, 2022	January 1, 2022
Building and building improvements	$151.0	$142.1
Machinery, equipment and tooling	149.4	103.5
Land	65.1	57.0
Operating lease assets(1)	50.2	—
Computer equipment and software	42.1	32.5
Transportation, vehicles and other	32.7	33.1
Leasehold improvements	32.3	21.9
Furniture and office equipment	19.4	14.2
Demonstration units	11.2	0.9
Construction-in-progress (CIP)	50.6	25.1
Total property and equipment	604.0	430.3
Accumulated depreciation	(201.5)	(157.5)
Property and equipment, net	$402.5	$272.8
______________
(1)     Effective January 2, 2022, the Company adopted ASU 2021-05, resulting in the Company recording these operating lease assets within property, plant, and equipment, net.
A significant portion of the increase in property and equipment was attributable to the Sound United Acquisition. See Note 18, “Business Combinations”, for further details.
For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, depreciation expense of property and equipment was $43.0 million, $25.3 million and $21.8 million, respectively.
For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, depreciation expense of operating lease assets was $4.4 million, $0.5 million and $0.4 million, respectively.
For the years ended December 31, 2022 and January 1, 2022, $4.3 million and $0.5 million of equipment leased to customers was amortized to cost of goods sold, respectively. As of December 31, 2022 and January 1, 2022, accumulated amortization of equipment leased to customers was $2.1 million and $0.5 million, respectively.
The balance in CIP at December 31, 2022 and January 1, 2022, related primarily to the capitalized implementation costs related to a new enterprise resource planning software system and costs related to equipment and other facility improvements at the Company’s corporate headquarters, as well as at a new research and development facility, the underlying assets for which have not been completed or placed into service.
On February 14, 2022, the Company’s wholly owned subsidiary, Masimo Canada ULC, entered into a Purchase and Sale Agreement (Purchase Agreement) with Keltic (Prior) Development Limited Partnership (Vendor) for the purchase of a property in Vancouver, British Columbia, Canada for a purchase price of CAD123.0 million, plus goods and services tax (Purchase Price), subject to certain adjustments. The Company has paid CAD21.0 million as a deposit towards the purchase. The balance of the Purchase Price will be due and payable upon the closing of the transaction, which is currently expected to occur during the second half of 2024.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Intangible Assets, net
Intangible assets, net, consist of the following:

	December 31, 2022			January 1, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$220.9	$(19.3)	$201.6	$24.6	$(9.3)	$15.3
Acquired technologies	185.3	(25.2)	160.1	28.4	(8.7)	19.7
Trademarks	39.3	(5.8)	33.5	12.2	(4.1)	8.1
Licenses	39.0	(4.4)	34.6	8.1	(2.0)	6.1
Patents	35.2	(13.9)	21.3	31.5	(12.2)	19.3
Licenses-related party	7.5	(6.3)	1.2	7.5	(6.0)	1.5
Non-compete agreements(1)	6.3	(1.1)	5.2	0.3	—	0.3
Capitalized software development costs	5.5	(2.9)	2.6	4.3	(2.6)	1.7
Other	1.6	(1.1)	0.5	1.6	(1.1)	0.5
Total intangible assets subject to amortization, net	$540.6	$(80.0)	$460.6	$118.5	$(46.0)	$72.5
Intangible assets not subject to amortization:
Trademarks			262.0			—
Intangible assets, net			$722.6			$72.5
_______________
(1)    In connection with the Sound United Acquisition, the Company also acquired non-compete agreements with a gross carrying amount equal to $6.0 million.
A significant portion of the increase in intangible assets was attributable to the Sound United Acquisition. Please refer to Note 18, “Business Combinations”, for further details.
Finite lived intangible assets have a weighted-average amortization period of twelve years to fourteen years. For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, total amortization expense of intangible assets was $39.8 million, $10.3 million and $7.5 million, respectively.
As of December 31, 2022 and January 1, 2022, the total costs of patents not yet amortizing was $10.6 million and $9.0 million, respectively. As of December 31, 2022 and January 1, 2022, the total costs of trademarks not yet amortizing was $1.1 million and $1.0 million, respectively.
For the years ended December 31, 2022 and January 1, 2022, total renewal costs capitalized for patents and trademarks was $1.2 million and $1.5 million, respectively. As of December 31, 2022, the weighted-average number of years until the next renewal was one year for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal Year	Amount (in millions)
2023	$44.9
2024	47.7
2025	47.2
2026	46.3
2027	45.7
Thereafter	228.8
Total	$460.6

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Goodwill
Changes in goodwill were as follows:

	December 31, 2022
(in millions)	Healthcare	Non-healthcare	Total
Goodwill, beginning of period	$100.3	$—	$100.3
Increase from business combinations	—	347.8	347.8
Adjustments to goodwill from purchase price allocation	—	—	—
Foreign currency translation adjustment	(2.7)	—	(2.7)
Goodwill, end of period	$97.6	$347.8	$445.4
A significant portion of the increase in goodwill at December 31, 2022 was attributable to the Sound United Acquisition. See Note 18, “Business Combinations”, for further details.

	January 1, 2022
(in millions)	Healthcare	Non-healthcare	Total
Goodwill, beginning of period	$103.2	$—	$103.2
Increase from business combinations	—	—	—
Adjustments to goodwill from finalization of purchase price allocation	—	—	—
Foreign currency translation adjustment	(2.9)	—	(2.9)
Goodwill, end of period	$100.3	$—	$100.3
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
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of December 31, 2022, the weighted-average discount rate used by the Company for all operating leases was approximately 3.8%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance Sheet Classification	December 31, 2022	January 1, 2022
Lessee ROU assets, net	Other non-current assets	$69.6	$30.5

Lessee current lease liabilities	Other current liabilities	18.7	6.4
Lessee non-current lease liabilities	Other non-current liabilities	53.4	26.3
Total operating lease liabilities		$72.1	$32.7
For the years ended December 31, 2022 and January 1, 2022, accumulated amortization for lessee ROU assets was $36.6 million and $15.2 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 5.9 years as of December 31, 2022.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2022, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal Year	Amount (in millions)
2023	$20.3
2024	17.2
2025	13.0
2026	9.2
2027	4.7
Thereafter(1)	17.2
Total	81.6
Imputed interest	(9.5)
Present value	$72.1
______________
(1)     Includes optional renewal period for certain leases.
For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, the Company’s operating lease costs were approximately $18.0 million, $8.2 million and $6.9 million, respectively.
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	December 31, 2022	January 1, 2022
Lessee ROU assets, net	$69.6	$30.5
Derivative assets - non-current	19.3	—
Strategic investments	13.8	13.8
Prepaid deposits and other	11.0	3.9
Other non-current assets	0.3	0.4
Total other non-current assets	$114.0	$48.6
13. Deferred Revenue and Other Contract Liabilities
Deferred revenue and other contract liabilities consist of the following:

(in millions)	December 31, 2022	January 1, 2022
Deferred revenue	$61.0	$35.1
Accrued rebates and allowances	38.5	13.6
Accrued customer reimbursements	6.1	7.4
Total deferred revenue and other contract liabilities	105.6	56.1
Less: Non-current portion of deferred revenue	(25.0)	(5.2)
Deferred revenue and other contract liabilities - current	$80.6	$50.9
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. Generally, both healthcare and non-healthcare segments record deferred revenue when revenue is to be recognized subsequent to invoicing.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Healthcare Deferred Revenue
Healthcare deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially. As of December 31, 2022, the Company had approximately $1,289.3 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $354.8 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
Non-Healthcare Deferred Revenue
In October 2020, Bowers and Wilkins™ (B&W), a subsidiary of Sound United, entered into an amendment to a licensing agreement, whereby B&W received a $20.0 million royalty prepayment in relation to sound system units manufactured by B&W for various high-end car manufacturers with a total commitment of $35.0 million to be received by September 30, 2028. As of December 31, 2022, non-healthcare deferred revenue was $17.5 million.
Changes in deferred revenue for the year ended December 31, 2022 were as follows:

(in millions)	December 31, 2022
Deferred revenue, beginning of the period	$35.1
Increase from business combinations	19.0
Revenue deferred during the period	38.9
Recognition of revenue deferred in prior periods	(32.0)
Deferred revenue, end of the period	$61.0
14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	December 31, 2022	January 1, 2022
Accrued expenses	$39.9	$12.1
Accrued indirect taxes payable	28.2	16.3
Lessee lease liabilities, current	18.7	6.4
Current portion of long-term debt	15.1	—
Accrued property taxes	12.1	2.0
Accrued legal fees	11.4	7.1
Accrued warranty	10.6	2.5
Income tax payable	32.1	12.0
Other current liabilities	6.1	4.7
Accrued donations	5.1	3.7
Related party payables	4.0	3.6
Total other current liabilities	$183.3	$70.4

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Debt

(in millions)	December 31, 2022	January 1, 2022
Term loan - current portion	$7.5	$—
Japanese loans - current portion	7.6	—
Short-term debt	15.1	—

Term loan - long-term	278.9	—
Revolver - long-term	651.0	—
Japanese loans - long-term	11.7	—
Long-term debt	941.6	—
Total debt	$956.7	$—
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Borrowing rates, financial covenants, affirmative and negative covenants and other restricted terms remain unchanged from the Credit Facility. All unpaid principal under the First Amendment will become due and payable on April 12, 2027. The Company was in full compliance with all covenants contained in its debt or credit facility agreements at December 31, 2022.
For the years ended December 31, 2022 and January 1, 2022, the Company incurred total interest expense, including amounts capitalized of $23.7 million and $0.0 million, under the Credit Facility, respectively. For the year ended January 1, 2022, the Company did not incur any interest expense under the Credit Facility.
Furthermore, in connection with the Sound United Acquisition, the Company assumed three outstanding loans as follows:
Japanese Revolving Loan
In March 2020, Sound United entered into a secured revolving loan (Japanese Revolving Loan) with Mizuho Bank, which allows Sound United to borrow up to ¥800 million (approximately $6.1 million). The Japanese Revolving Loan is an evergreen agreement that terminates upon request by either the financial institution or the borrower and is collateralized with land and buildings in Shirakawa-Shi owned by the borrower. Interest accrues at a rate equal to the Mizuho Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread of 0.50% per annum. In connection with the execution of the Japanese Revolving Loan, the Company incurred debt issuance costs of ¥7.2 million (approximately $0.1 million). As of December 31, 2022, the Company had ¥800 million (approximately $6.1 million) of outstanding borrowing under the Japanese Revolving Loan, which is presented under short-term loans on the accompanying consolidated balance sheets.
The Japanese Revolving Loan agreement contains customary affirmative and negative covenants, such as financial reporting requirements and customary covenants that restrict the borrower’s ability to, among other things, provide collateral for obligations borne by the borrower, and determine the eligibility to declare, the amount of potential dividends to be paid during a given fiscal year. The Company was in compliance with all covenants under the Japanese Revolving Loan agreement at December 31, 2022.
On February 28, 2023, the Company and Mizuho Bank executed an amendment to the Japanese Revolving Loan, to increase the maximum aggregate revolving commitments to ¥3.00 billion (approximately $22.9 million). Under the amendment, the facility accrues interest at a rate equal to the TIBOR plus a fixed spread of 0.75% per annum. The Company also paid an upfront fee of ¥22.0 million (approximately $0.2 million) on the incremental amount of the revolving credit facility.
Japanese Government Loans
In May and June 2020, Sound United received ¥1.48 billion (approximately $11.3 million) in non-collateralized Japanese Government Loan facilities (Japanese Government Loans) as part of its local Japanese stimulus program. Interest accrues at a weighted-average rate of 1.33% and is repayable in installments with various maturities through June 2035. The non-current portion of the Japanese Government Loans is presented under long-term debt and the current portion is presented under short-term loans on the accompanying consolidated balance sheets. The Company incurred no debt issuance costs in connection with the Japanese Government Loans.
Japanese Equipment Loans
In April and May 2021, Sound United entered into equipment collateralized loans (Japanese Equipment Loans) of ¥150 million (approximately $1.1 million), payable in installments through March 2031 with an interest of 0.58%, and ¥80 million (approximately $0.6 million) payable in installments through April 2028 with interest of 1.2%. The non-current portion of the Japanese Equipment Loans is presented under long-term debt and the current portion is presented under short-term loans on the accompanying consolidated balance sheets. The Company incurred no debt issuance costs in connection with these Japanese Equipment Loans.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2022, the aggregate maturities of principal on all debt for each of the next five years and thereafter is as follows:

Fiscal Year	Amount (in millions)
2023	$15.1
2024	14.9
2025	16.8
2026	16.8
2027	888.6
Thereafter	4.5
Total	$956.7
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	December 31, 2022	January 1, 2022
Lessee non-current lease liabilities	$53.4	$26.3
Deferred revenue, non-current	25.0	5.2
Unrecognized tax benefits	18.0	14.9
Pension benefit obligation	10.1	—
Income tax payable, non-current	12.7	17.0
Indirect tax payable, non-current	8.2	—
Other	9.1	0.6
Total other non-current liabilities	$136.5	$64.0
Unrecognized tax benefits relate to the Company’s long-term portion of tax liability associated with uncertain tax positions. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 23, “Income Taxes”, for further details.
17. Derivative Instruments and Hedging Activities
Derivative Instruments - Cash Flow Hedges
The Company’s cash flow hedges are designed to mitigate the risk of exposure to variability in expected future cash flows of recognized assets, liabilities or any unrecognized forecasted transactions. In July 2022, the Company entered into various interest rate swaps that are designated as cash flow hedges on a substantial portion of the outstanding debt the Company issued to fund the Sound United Acquisition. The interest rate swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt to an average fixed interest rate of 2.75%. These contracts, carried at fair value, have maturities of approximately five years. All hedging relationships were highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged. The Company used a regression analysis at hedge inception to assess the effectiveness of cash flow hedge and periodically thereafter.
The Company records gains and losses from the changes in the fair value of these instruments as a component of other comprehensive income (loss). Deferred gains or losses from these designated cash flow hedges are reclassified into earnings in the period that the hedged items affect earnings. The Company does not offset fair value amounts recognized for derivative instruments in its consolidated balance sheets for presentation purposes. The following table summarizes the fair value of the hedging instruments, presented on a gross basis, including accrued interest, as of December 31, 2022 and January 1, 2022.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Consolidated Balance Sheets
(in millions)	Balance Sheet Classification	December 31, 2022	January 1, 2022
Interest rate contracts, inclusive of accrued interest	Other non-current assets	$19.7	$—
Total		$19.7	$—
The following table summarizes the gains (losses) reclassified from accumulated other comprehensive income to the consolidated financial statements for the year ended December 31, 2022.

		Consolidated Statement of Operations
(in millions)	Location of Gain (Loss)	December 31, 2022	January 1, 2022	January 2, 2021
Cash flow hedges - interest rate contracts	Non-operating loss (income)	$0.7	$—	$—
Total		$0.7	$—	$—
The following tables summarize the changes in accumulated other comprehensive income related to the hedging instruments:

(in millions)	December 31, 2022	January 1, 2022
Beginning balance	$—	$—
Amount recognized in other comprehensive income	20.0	—
Amount reclassified into earnings	(0.7)	—
Ending balance	$19.3	$—
The net of tax unrealized gain was $14.7 million as of December 31, 2022.
The Company expects to reclassify a net amount of gains of $12.2 million from accumulated other comprehensive (loss) gain to non-operating loss (income) within the next 12 months.
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
Sound United is a leading innovator of premium, high-performance audio products for consumers around the world, which operates iconic consumer brands: Bowers & Wilkins®, Denon®, Marantz®, HEOS®, Classé®, Polk Audio®, Boston Acoustics® and Definitive Technology®. The brands are linked by a commitment to the highest production standards and a focus on unparalleled audio quality and audio performance. Sound United delivers significant competitive benefits through its platform advantages, including global distribution across online, retail and custom installation channels; a cloud-connected home ecosystem; and a state-of-the-art research and development function focused on creating the highest-quality consumer products with world-class industrial design.
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
The results of operations of Sound United subsequent to the acquisition date and the acquired assets and assumed liabilities, including the preliminary allocation of goodwill and intangible assets, are included in the non-healthcare segment, including revenue of $694.9 million and a net loss of $38.6 million for the period of April 11, 2022 to December 31, 2022.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition costs
The Company recognized transaction costs related to the Sound United Acquisition of $16.6 million for the year ended December 31, 2022. These costs include investment banker fees, legal, due diligence, and other external costs that the Company recorded within selling, general and administrative expense.
Purchase price allocations
The purchase price for the Sound United Acquisition is preliminary, pending final customary purchase price adjustments. Based on additional supportable information and changes in assumptions during the period, the Company recorded certain measurement period adjustments during the three months ended December 31, 2022. The valuations of the assets acquired and liabilities assumed have not yet been finalized as of December 31, 2022. The purchase price allocation is preliminary and subject to change, including measurement period adjustments, the valuation of intangible assets, leases, deferred taxes, inventory, property, plant and equipment and goodwill. The purchase price allocation will be finalized as the information necessary to complete the required analysis is obtained, which the Company will complete within one year from the acquisition date. Goodwill was calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from intangible assets acquired that do not qualify for separate recognition, including the assembled workforce. Goodwill is not expected to be deductible for tax purposes.
Measurement period adjustments for the period ended December 31, 2022 included changes to the purchase price allocation and total consideration, resulting in a net decrease of $4.4 million to goodwill. The measurement period adjustments resulted primarily from valuation inputs pertaining to certain acquired assets based on facts and circumstances that existed as of the acquisition date and did not result from events subsequent to the acquisition date. The fair values assigned to assets acquired and liabilities assumed as of December 31, 2022 are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of the valuation analysis.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the preliminary allocation of fair value of assets acquired and liabilities assumed, inclusive of measurement period adjustments, as of April 11, 2022:

(in millions)	Sound United
Cash consideration(1)	$1,065.0
Purchase price	$1,065.0

Assets acquired:
Cash and cash equivalents	$82.6
Accounts receivables	108.5
Inventories	235.8
Prepaid expenses and other current assets	31.1
Property, plant and equipment	113.2
Intangible assets	649.0
Goodwill	333.1
Long-term other assets	14.7
Total assets acquired	$1,568.0

Liabilities assumed:
Accounts payable	$(118.8)
Accrued liabilities and other current liabilities	(165.9)
Deferred tax liabilities	(143.1)
Other long-term liabilities	(75.2)
Total liabilities assumed	$(503.0)
______________
(1)    The purchase price for the Sound United Acquisition is preliminary, pending final customary purchase price adjustments.
Identifiable Intangible Assets
The following table sets forth the components of identifiable intangible assets acquired and the weighted-average amortization period as of the acquisition date:

	Weighted-average amortization period (in years)	April 11, 2022 (in millions)
Trademarks/tradenames	10	$6.0
Customer relationships	17	196.0
Developed technology	8	156.0
Contractual license agreements	15	29.0
Subtotal	14 years	$387.0
Indefinite trademarks/tradenames	N/A	262.0
Total		$649.0
In determining the fair value of the identifiable intangible assets, the Company utilized various forms of the income approach, depending on the asset being valued. The estimation of fair value requires significant judgment related to cash flow forecasts, discount rates and operating margins reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Other inputs included historical data, current and anticipated market conditions, and growth rates. Contractual license agreements have a weighted-average amortization period of five years until the next renewal term.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intangible assets were valued using the following valuation approaches:
Customer relationships
The fair value of customer relationships was determined using the multi-period excess earnings method. The multi-period excess earnings method involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets and then discounting the resulting net cash flows to a present value using an appropriate discount rate.
Trademarks/tradenames
The fair values of the trademark/tradenames were determined using the relief-from-royalty method under the income approach. This involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. Judgment was applied for a number of assumptions in valuing the identified intangible assets, including revenue and cash flow forecasts, survival rates, technology life, royalty rate, obsolescence and discount rate.
Developed technology
The fair values of the developed technology was determined using the relief-from-royalty method under the income approach. This involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. Judgment was applied for a number of assumptions in valuing the identified intangible assets, including revenue and cash flow forecasts, survival rates, technology life, royalty rate, obsolescence and discount rate.
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
Also, during the year ended December 31, 2022, Masimo and Sound United incurred $22.4 million and $41.1 million of acquisition-related costs, respectively. Additionally, there were $49.3 million of Profit Interest Units paid out in conjunction with the transaction. These expenses are reflected in pro forma net income for the twelve months ended December 31, 2022 in the table below and the acquisition related expenses incurred by Masimo are included in selling, general and administrative in the Company’s consolidated statements of comprehensive income for the twelve months ended January 1, 2022.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are no other material non-recurring pro forma adjustments directly attributable to the acquisition included in the reported pro forma revenue and pro forma net income.

	Twelve Months Ended
(in millions)	December 31, 2022	January 1, 2022
Pro forma net revenue	$2,293.4	$2,187.4

Pro forma net income (loss)	$181.8	$126.2
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
In June 2022, the Board approved a new stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. As of December 31, 2022, 5.0 million shares remained available for repurchase pursuant the 2022 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities during the years ended December 31, 2022, January 1, 2022 and January 2, 2021:

	Years Ended
(in millions, except per share amounts)	December 31, 2022		January 1, 2022		January 2, 2021
Shares repurchased	3.0	(1)	0.5	(1)	0.5	(1)
Average cost per share	$133.82		$235.88		$242.40
Value of shares repurchased	$401.5		$129.0		$110.5
______________
(1)     Excludes shares withheld from the shares of its common stock actually issued in connection with the vesting of PSU or RSU awards to satisfy certain U.S. federal and state tax withholding obligations.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Stock-Based Compensation
Equity Incentive Plans
2007 Stock Incentive Plan
Effective June 1, 2017, upon the approval and ratification of the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan), the Company’s 2007 Stock Incentive Plan (2007 Equity Plan) terminated, provided that awards outstanding under the 2007 Equity Plan will continue to be governed by the terms of that plan. In addition, upon the effectiveness of the 2017 Equity Plan, an aggregate of 5.0 million shares of the Company’s common stock registered under prior registration statements for issuance pursuant to the 2007 Equity Plan were deregistered and concurrently registered under the 2017 Equity Plan.
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
Total stock-based compensation expense under both the 2007 Equity Plan and the 2017 Equity Incentive Plan for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $47.7 million, $44.6 million and $42.2 million, respectively. As of December 31, 2022, an aggregate of 10.2 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.9 million shares were available for future grant under the 2017 Equity Plan.
Additional information related to the Company’s current equity plans, stock-based award activity and valuation of stock-based awards is included below.
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Year Ended December 31, 2022		Year Ended January 1, 2022		Year Ended January 2, 2021
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	2.9	$81.38	3.4	$77.44	5.2	$54.23
Granted	0.1	150.91	0.1	250.15	0.4	187.83
Canceled	(0.1)	162.77	(0.2)	149.11	(0.3)	126.98
Exercised	(0.1)	54.53	(0.4)	53.55	(1.9)	32.41
Options outstanding, end of period	2.8	$83.85	2.9	$81.38	3.4	$77.44
Options exercisable, end of period	2.4	$65.83	2.2	$57.09	2.0	$47.31
Total stock option expense for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $11.4 million, $13.0 million and $16.1 million, respectively. As of December 31, 2022, the Company had $18.9 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 4.3 years.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number and weighted-average exercise price of outstanding and exercisable stock options segregated by exercise price ranges were as follows:

	Year Ended December 31, 2022			Year Ended January 1, 2022
(in millions, except range of exercise prices and average remaining contractual life)	Options Outstanding		Options Exercisable	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Number of Options	Number of Options	Average Remaining Contractual Life	Number of Options
$15.00 to $50.00	1.3	2.4	1.3	1.4	3.3	1.4
$50.01 to $80.00	0.1	3.7	0.1	0.1	4.8	0.1
$80.01 to $120.00	0.8	4.8	0.7	0.8	5.8	0.5
$120.01 to $160.00	0.4	7.1	0.2	0.4	7.4	0.1
$160.01 to $200.00	0.2	7.2	0.1	0.2	8.2	0.1
$200.01 to $230.00	—	7.2	—	—	8.5	—
$230.01 to $280.00	—	8.0	—	—	9.0	—
Total	2.8	4.3	2.4	2.9	5.1	2.2
As of December 31, 2022 and January 1, 2022, the weighted-average remaining contractual term of options outstanding was 4.3 years and 5.1 years, respectively. As of December 31, 2022 and January 1, 2022, the weighted-average remaining contractual term of options exercisable with an exercise price less than the closing price of the Company’s common stock was 3.6 years and 4.3 years, respectively.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Year Ended December 31, 2022		Year Ended January 1, 2022		Year Ended January 2, 2021
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	3.0	$104.13	2.9	$99.66	2.8	$96.85
Granted	0.3	148.52	0.1	257.43	0.1	193.77
Canceled	(0.1)	168.90	—	204.33	—	165.03
Vested	—	184.04	—	163.71	—	134.78
RSUs outstanding, end of period	3.2	$105.65	3.0	$104.13	2.9	$99.66
Total RSU expense for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $14.4 million, $9.0 million and $5.7 million, respectively. As of December 31, 2022, the Company had $54.2 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.7 years, excluding any contingent compensation expense related to certain RSUs that were granted to the Company’s Chairman and CEO in connection with the amendment and restatement of his employment agreement. See “Employment and Severance Agreements” in Note 24, “Commitments and Contingencies” for further details on the CEO’s employment agreement.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Year Ended December 31, 2022			Year Ended January 1, 2022			Year Ended January 2, 2021
(in millions, except for weighted-average grant date fair value)	Units		Weighted-Average Grant Date Fair Value	Units		Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period	0.3		$168.68	0.4		$120.28	0.3	$102.22
Granted	0.3	(1)	145.49	0.2	(1)	250.73	0.1	179.42
Canceled	(0.1)		139.73	—		166.84	—	122.13
Vested	(0.2)		127.46	(0.3)		86.95	—	90.69
PSUs outstanding, end of period	0.3		$180.04	0.3		$168.68	0.4	$120.28
(1) On February 27, 2023, the Audit Committee approved the weighted payout percentage for the 2019 PSU awards (three-year performance period), which were based upon the Company’s actual fiscal year 2022 performance against pre-established performance objectives. Included in the granted amount are those additional PSUs earned based on actual performance achieved. These PSUs were originally awarded at target.
During the year ended January 2, 2021, the Company awarded 97,000 PSUs that will vest three years from the award date based on the achievement of certain fiscal year 2022 performance criteria approved by the Compensation Committee of the Board (Compensation Committee). If earned, the PSUs granted will vest at the time the achievement level of the performance criteria is determined by the Compensation Committee. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 97,000 PSUs, or 194,000 shares. On February 27, 2023, the Audit Committee determined that the performance criteria were achieved within the range.
During the year ended January 1, 2022, the Company awarded 69,000 PSUs that will vest three years from the award date, based on the achievement of certain fiscal year 2023 performance criteria approved by the Compensation Committee. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 69,000 PSUs, or 138,000 shares.
During the year ended December 31, 2022, the Company awarded 162,562 PSUs that will vest three years from the award date, based on the achievement of certain fiscal year 2024 performance criteria approved by the Compensation Committee. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 162,562 PSUs, or 325,124 shares.
Based on management’s estimate of the number of units expected to vest, total PSU expense for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $21.9 million, $22.6 million and $20.4 million, respectively. As of December 31, 2022, the Company had $42.3 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.4 years.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Year Ended December 31, 2022	Year Ended January 1, 2022	Year Ended January 2, 2021
Risk-free interest rate	1.0% to 1.9%	0.3% to 0.9%	0.2% to 1.7%
Expected term	5.1 years to 5.7 years	5.1 years to 5.6 years	5.1 years to 5.1 years
Estimated volatility	31.2% to 38.9%	30.9% to 34.7%	26.9% to 35.5%
Expected dividends	0%	0%	0%
Weighted-average fair value of options granted	$49.69 per share	$75.72 per share	$51.10 per share
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
Estimated volatility. The estimated volatility is the amount by which the Company’s share price is expected to fluctuate during a period. The Company’s estimated volatilities for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 are based on historical and implied volatilities of the Company’s share price over the expected term of the option.
Expected dividends. The Board may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. Any determination to declare and pay dividends will be made by the Board and will depend upon the Company’s results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by the Board. In the event a dividend is declared, there is no assurance with respect to the amount, timing or frequency of any such dividends. The dividend declared in 2012 was deemed to be a special dividend and there is no assurance that special dividends will be declared again during the expected term. Based on this uncertainty and unknown frequency, for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, no dividend rate was used in the assumptions to calculate the stock-based compensation expense.
The Company has elected to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award, net of forfeitures. Forfeitures of stock-based awards are recognized as they occur. The total fair value of all options that vested during the years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $12.4 million, $15.2 million and $15.1 million, respectively.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of December 31, 2022 was $204.1 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of December 31, 2022 was $199.2 million. The aggregate intrinsic value of options exercised during the years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $14.6 million, $84.7 million and $355.3 million, respectively.
The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $2.5 million, $16.4 million and $30.4 million for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the total stock-based compensation expense that is included in each functional line item of the consolidated statements of operations:

(in millions)	Year Ended December 31, 2022	Year Ended January 1, 2022	Year Ended January 2, 2021
Cost of goods sold	$1.0	$0.8	$0.7
Selling, general and administrative	32.9	31.3	31.5
Research and development	13.8	12.5	10.0
Total	$47.7	$44.6	$42.2
21. Employee Benefits
Defined Contribution Plans
In the U.S., the Company sponsors one qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. On April 11, 2022, in connection with the Sound United Acquisition, the MRSP was amended to allow for participation by eligible Sound United employees.
The MRSP matches 100% of a participant’s salary deferral, up to a maximum of 3% of each participant’s compensation for the pay period, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $4.5 million, $3.4 million and $3.2 million to the MRSP for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively, all in the form of matching contributions.
In addition, some of the Company’s international subsidiaries also have defined contribution plans to which both the employee and employers are eligible to make contributions. The Company’s contributions to these plans for the year ended December 31, 2022 were $4.3 million~~.~~ The Company contributed immaterial amounts to these plans for each of the years ended January 1, 2022 and January 2, 2021.
Defined Benefit Plans
The Company sponsors several international noncontributory defined benefit plans. In connection with the Sound United Acquisition, the Company assumed sponsorship of several international defined benefit plans and post-retirement benefit plans. All defined benefit plans and post-retirement benefit plans assumed with the acquisition of Sound United were closed to new participants prior to the acquisition. The post-retirement benefit plans assumed within the Sound United Acquisition are not material.
The service cost component for the defined benefit plans are recorded in operating expenses in the consolidated statement of operations. All other cost components are recorded in other income (expense), net in the consolidated statement of operations.
The following table sets forth the funded status and amounts recognized in the consolidated balance sheet for the Company’s defined benefit plans.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	December 31, 2022	January 1, 2022
Plan Assets
Fair value of plan assets at beginning of year(1)	$21.7	$—
Actual net loss on plan assets	(2.5)	—
Employer contributions	1.5	—
Participant contributions	0.5
Benefits paid	2.8	—
Other, includes translation	(1.8)	—
Fair value of plan assets at end of year	$22.2	$—

Projected Benefit Obligation
Projected benefit obligation at beginning of year(2)	$32.3	$—
Service cost	1.1	—
Interest cost	0.1	—
Participant contributions	0.5	—
Actuarial loss	(1.9)	—
Benefits paid	2.0	—
Other, includes translation	(1.8)	—
Projected benefit obligation at end of year	$32.3	$—
Funded status	$(10.1)	$—
______________
(1)    In connection with the Sound United Acquisition, the Company acquired $4.6 million of plan asset at April 11,2022, which is included in the fair value of plan assets amount at the beginning of the year.
(2)     In connection with the Sound United Acquisition, the Company assumed $12.9 million of pension benefit obligation at April 11,2022, which is included in the projected benefit obligation at beginning of year.
The net increase in the fair value of the Company’s plan assets for the year ended December 31, 2022 was principally driven by $2.8 million of benefit paid, partially offset by a $2.5 million net loss. The Company’s projected benefit obligation for the year ended December 31, 2022 did not change materially from the prior year. It was primarily driven by a slight increase in the discount rate from the year ended January 1, 2022 and $2.0 million of benefit payments, partially offset by $1.9 million of actuarial loss.
The underfunded balance of $10.1 million was included in the long-term other liabilities on the consolidated balance sheet as of December 31, 2022.
The Company’s consolidated statement of operations reflect the following components of net periodic defined benefit costs:

(in millions)	Year Ended December 31, 2022	Year Ended January 1, 2022
Components of net periodic benefit cost	$—	$—
Service cost	1.1	—
Interest cost	0.1	—
Expected return on plan assets	(0.6)	—
Amortization of net losses	0.1	—
Recognized net actuarial gain	0.3	—
Net periodic defined benefit plan cost	$1.0	$—

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts provided above for amortization of prior service costs (credits) and amortization of net losses represent the reclassifications of prior service cost (credits) and net actuarial gain (losses) that were recognized in accumulated other comprehensive income (loss) in prior periods.
Classification of amounts recognized in the consolidated balance sheets are as follows:

(in millions)	December 31, 2022	January 1, 2022
Non-current assets	$—	$—
Current liability	—	—
Non-current liability	10.1	—
International defined benefit plans with accumulated benefit obligations in excess of fair value of plan assets consist of the following:

(in millions)	December 31, 2022	January 1, 2022
Projected benefit obligation	$32.3	$—
Accumulated benefit obligation	31.0	—
Fair value of plan assets	22.1	—
Plan Assumptions
The Company determines actuarial assumptions on an annual basis. The actuarial assumptions used for the Company’s defined benefit plans for international participants will vary depending on the applicable country. On a weighted-average basis, the following assumptions were used to determine benefit obligations and to determine net periodic benefit cost:

	Year Ended December 31, 2022	Year Ended January 1, 2022
Assumptions - benefit obligations:
Discount rate	1.61%	—%
Rate of compensation increase	0.96	—
Assumptions - net periodic benefit costs:
Discount rate	0.49%	—%
Rate of compensation increase	0.09	—
Expected long-term return on plan assets(1)	1.70	—
Interest credit rate	2.34	—
______________
(1)     The pension expected return on assets assumption is derived primarily from underlying investment allocations and historical risk premiums per each plan, adjusted for current and future expectations, such as easing of global inflationary pressure.
Plan Assets
The weighted-average asset allocations at year end by asset category were as follows:

	Actual Allocation
Asset Category	December 31, 2022	January 1, 2022
Cash and cash equivalents	3.0%	—%
Equity securities	30.0	—
Debt securities	36.0	—
Other	31.0	—

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Plan invests in a diversified portfolio of assets intended to minimize risk of poor returns while maximizing expected portfolio returns. The actual portfolio investment mix may, from time to time, deviate from the established target mix due to various factors such as normal market fluctuations, the reliance on estimates in connection with the determination of allocations and normal portfolio activity such as additions and withdrawals. The target allocations are subject to periodic review, including a review of the asset portfolio’s performance, by the named fiduciary of the plans. Such plans have local independent fiduciary advisors with responsibility for the development and oversight of the investment policy, including asset allocation decisions. In making such decisions, consideration is given to local regulations, investment practices and funding rules. The fair value of investments is included in the fair value hierarchy, see Note 2, “Summary of Significant Accounting Policies”. While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Plan Contributions
The Company determines expected funding needs of its defined benefit pension plans based on legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company made $1.5 million and no contributions to its defined benefit plans for the years ended December 31, 2022 and January 1, 2022, respectively. The Company expects to contribute $1.7 million for the fiscal year 2023.
Estimated Future Benefit Payments
The estimated future benefit payments, based upon the same assumptions used to measure the benefit obligations and expected future employee service, were as follows:

(in millions)	Year Ended December 31, 2022
2023	$2.1
2024	3.5
2025	2.9
2026	2.7
2027	2.7
2028-2032	10.6
Total	$24.5
22. Non-operating (Loss) Income
Non-operating (loss) income consists of the following:

(in millions)	Year Ended December 31, 2022	Year Ended January 1, 2022	Year Ended January 2, 2021
Interest income	$1.8	$0.9	$5.5
Realized and unrealized foreign currency gain (loss)	7.3	(2.0)	2.7
Interest expense	(25.7)	(0.3)	(0.3)
Total non-operating (loss) income	$(16.6)	$(1.4)	$7.9
23. Income Taxes
The components of income before provision for income taxes are as follows:

(in millions)	Year Ended December 31, 2022	Year Ended January 1, 2022	Year Ended January 2, 2021
United States	$77.6	$221.2	$214.8
Foreign	115.8	53.2	48.9
Total	$193.4	$274.4	$263.7

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the current and deferred provision (benefit) for income taxes:

(in millions)	Year Ended December 31, 2022	Year Ended January 1, 2022	Year Ended January 2, 2021
Current:
Federal	$48.7	$38.1	$13.9
State	6.1	7.1	6.4
Foreign	34.4	14.7	8.1
Subtotal	$89.2	$59.9	$28.4
Deferred:
Federal	$(20.5)	$(4.9)	$1.3
State	(8.7)	(6.1)	(6.2)
Foreign	(10.1)	(4.1)	(0.1)
Subtotal	(39.3)	(15.1)	(5.0)
Total	$49.9	$44.8	$23.4
Included in the fiscal year 2022, 2021 and 2020 tax provisions are increases of $4.5 million, $3.6 million and $0.2 million, respectively, for tax and accrued interest related to uncertain tax positions for each fiscal year.
The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31, 2022	Year Ended January 1, 2022	Year Ended January 2, 2021
Statutory regular federal income tax rate	21.0%	21.0%	21.0%
State provision, net of federal benefit	(1.0)	0.3	0.1
Nondeductible executive compensation	2.9	2.1	1.8
Research and development tax credits	(1.7)	(1.8)	(2.2)
Foreign income taxed at different rates	—	(0.3)	(1.0)
U.S. tax on foreign income, net	4.8	0.9	1.0
Excess stock-based compensation	(1.2)	(5.5)	(10.4)
Derecognition of uncertain tax position	(0.8)	(1.0)	(2.2)
Transaction-related costs	0.9	—	—
Other	0.9	0.6	0.8
Total	25.8%	16.3%	8.9%
As of December 31, 2022, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $409.1 million. Because such earnings have previously been subject to U.S. tax, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign withholding and state taxes. The Company considers $86.5 million of these accumulated undistributed earnings as no longer permanently reinvested and has accrued foreign withholding and state taxes, net of estimated foreign tax credits, of $1.6 million. The Company intends, however, to indefinitely reinvest the remaining $322.6 million of earnings. If the Company decides to distribute such permanently reinvested earnings, the Company would accrue estimated additional income tax expense of up to approximately $15.6 million.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets are as follows:

(in millions)	December 31, 2022	January 1, 2022
Deferred tax assets:
Deferred revenue	$27.8	$26.1
Net operating losses	34.7	9.5
Accrued liabilities	32.1	19.2
Interest	22.4	—
Capitalized R&D	18.5	—
Tax credits	18.0	13.1
Stock-based compensation	10.9	8.9
Operating lease assets	8.7	5.7
Other	5.8	—
Total	178.9	82.5
Valuation allowance	(7.3)	(6.5)
Total deferred tax assets	$171.6	$76.0

Deferred tax liabilities:
Property and equipment	$(18.2)	$(13.0)
Intangible assets	(186.7)	(2.7)
Operating lease liabilities	(8.6)	(5.4)
Withholding taxes on undistributed foreign earnings	(2.8)	(2.8)
State taxes and other	(7.5)	(4.3)
Interest rate hedge	(4.1)	—
Inventory	(4.0)	—
Other	(0.9)	(0.4)
Total deferred tax liabilities	(232.8)	(28.6)
Net deferred tax assets	$(61.2)	$47.4
As of December 31, 2022, the Company has $1.2 million and $213.0 million of net operating losses from federal and various state jurisdictions, which will begin to expire in 2037 and 2023, respectively. Additionally, the Company has $76.3 million of net operating losses from foreign jurisdictions that will begin to expire in 2024. The Company also has federal research and development tax credits of $2.8 million that will begin to expire in 2031, state research and development tax credits of $22.4 million that will carry forward indefinitely and $0.9 million of Canadian investment tax credits on research and development expenditures that will begin to expire in 2040. In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized. In making this determination, the Company considered all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performance.
During the year ended January 1, 2022, the Company established a valuation allowance to reduce the deferred tax assets relating to certain acquired operating losses in certain foreign jurisdictions that the Company believes are not likely to be realized. During the year ended December 31, 2022, there was an increase in the valuation allowance of $0.8 million, primarily due to the losses of certain foreign operations.
As a result of certain business and employment actions undertaken by the Company, income earned in a certain European country is subject to a reduced tax rate through 2022, which, upon meeting certain requirements, can be extended through 2026. For the year ended December 31, 2022 and January 1, 2022, the estimated income tax benefit related to such business arrangement was $1.7 million and $1.0 million, respectively, and favorably impacted net income per diluted share by $0.03 for each year.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

(in millions)	Year Ended December 31, 2022	Year Ended January 1, 2022
Unrecognized tax benefits (gross), beginning of period	$21.6	$18.0
Increase from tax positions in prior period	0.7	0.6
Decrease from tax position in prior period	(0.6)	(0.9)
Increase from tax positions in current period	6.0	7.0
Lapse of statute of limitations	(1.6)	(3.1)
Unrecognized tax benefits (gross), end of period	$26.1	$21.6
The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $24.0 million and $19.8 million as of December 31, 2022 and January 1, 2022, respectively. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next 12 months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next 12 months cannot be made at this time.
For the year ended December 31, 2022 the Company recorded an expense of $0.3 million for interest and penalties related to unrecognized tax benefits as part of income tax expense. For the year ended January 1, 2022, the Company recorded a benefit of $0.1 million for interest and penalties related to unrecognized tax benefits as part of income tax expense.
Total accrued interest and penalties related to unrecognized tax benefits as of December 31, 2022 and January 1, 2022 were $1.1 million and $0.8 million, respectively.
The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2018. All material state, local and foreign income tax matters have been concluded for years through 2015.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted and signed into law in response to the market volatility and instability resulting from the COVID-19 pandemic. It includes a significant number of tax provisions and lifts certain deduction limitations originally imposed by the 2017 Tax Cuts and Jobs Act of 2017. The changes are primarily related to: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; (4) employee retention credit; and (5) the realization of corporate alternative minimum tax credits.
The Company has reviewed the tax provision in the CARES Act and did not identify any material impact to the Company’s consolidated financial statements.
24. Commitments and Contingencies

Employment and Severance Agreements
In July 2017, the Company entered into the First Amendment to the certain Amended and Restated Employment Agreement entered into between the Company and Mr. Kiani on November 4, 2015 (as amended, the Amended Employment Agreement). Pursuant to the terms of the Amended Employment Agreement, upon a Qualifying Termination (as defined in the Amended Employment Agreement), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, the full amount of the Award Shares (as defined in the Amended Employment Agreement) and the full amount of the Cash Payment (as defined in the Amended Employment Agreement). In addition, in the event of a Change in Control (as defined in the Amended Employment Agreement) prior to a Qualifying Termination, on each of the first and second anniversaries of the Change in Control, 50% of the Cash Payment and 50% of the Award Shares will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested Award Shares shall vest and be paid in full. Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 14, 2022, the Company entered into the Second Amendment to the Amended Employment Agreement (the “Second Amendment”) with Mr. Kiani. The Second Amendment provides that the RSUs granted to Mr. Kiani pursuant to the Amended Employment Agreement will vest in full upon the termination of Mr. Kiani’s employment with the Company pursuant to Mr. Kiani’s death or disability. As of December 31, 2022, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $664.3 million.
As of December 31, 2022, the Company had severance plan participation agreements with six executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, which became effective on July 19, 2007 and which was amended effective December 31, 2008.
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
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $473.8 million of purchase commitments as of December 31, 2022 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of December 31, 2022, the Company had approximately $4.8 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of December 31, 2022, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash in savings accounts with major financial institutions. As of December 31, 2022, the Company had $202.9 million of bank balances, of which $8.2 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the years ended December 31, 2022, January 1, 2022 and January 2, 2021, revenue from the sale of the Company’s products to customers that are members of GPOs approximated 53.8%, 51.9% and 49.3% of total revenue, respectively.
For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, the Company had sales through two just-in-time distributors that represented 10.1% and 5.1%, 14.6% and 9.6%, and 11.5% and 10.1% of total revenue, respectively.
As of December 31, 2022 and January 1, 2022, one customer represented 9.1% and 15.7%, respectively, of the Company’s accounts receivable balance. The receivable balance related to such customer is fully secured by letters of credit.
Litigation
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the District Court for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Apple filed petitions for Inter Partes review (IPR) of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO instituted IPR of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the IPR proceedings. On February 5, 2021, the Company filed a fourth amended complaint. On February 26, 2021, Apple filed a partial motion to dismiss the trade secrets claim in the fourth amended complaint. On April 21, 2021, the District Court issued an order granting in part and denying in part the motion to dismiss. On May 5, 2021, Apple filed its answer to the fourth amended complaint. On December 7, 2021, Apple filed a motion for partial summary judgment on the trade secrets claim, which was denied on February 17, 2022. In December 2022, Apple filed another motion for summary judgment on the Company’s trade secrets claim, which was denied in February 2023. Trial is currently set to begin on March 27, 2023. In the IPR proceedings, one or more of the challenged claims of three of the asserted patents were found valid. The challenged claims of nine of the asserted patents were found invalid. The Company and Apple filed notices of appeal with the U.S. Court of Appeals for the Federal Circuit seeking review of the IPR decisions on all asserted patents. The Company and Apple filed briefs in one consolidated appeal for five asserted patents and in two appeals for two asserted patents and now await scheduling of oral arguments. The Company filed an opening brief in another consolidated appeal for four asserted patents on December 12, 2022, and Apple filed a reply brief in that other consolidated appeal on February 21, 2023.
On June 30, 2021, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Apple for infringement of a number of other patents. The Company filed an amended complaint on July 12, 2021. On August 13, 2021, the ITC issued a Notice of Institution of Investigation on the asserted patents. From June 6, 2022 to June 10, 2022, the ITC conducted an evidentiary hearing. The current target date for completion of the ITC investigation is May 10, 2023. Apple filed petitions for IPR of the asserted patents in the PTO. In February 2023, the PTO denied Apple’s IPR petitions on some of the asserted patents and instituted IPRs on other asserted patents. Apple has sought rehearing on certain patents for which Apple’s IPR Petitions were denied. On January 10, 2023, a United States Administrative Law Judge in Washington, D.C. ruled that Apple violated Section 337 of the Tariff Act of 1930, as amended, by importing and selling within the United States certain Apple Watches with light-based pulse oximetry functionality and components, which infringe one of the Company’s pulse oximeter patents. On January 24, 2023, the United States Administrative Law Judge further recommended that the ITC issue an exclusion order and a cease and desist order on certain Apple Watches. The ITC will now consider whether to implement a ban on imports of certain Apple Watches. On January 30, 2023, the PTO denied institution of IPR proceedings for the Company’s pulse oximeter patent that the United States Administrative Law Judge ruled was infringed. With respect to the other patents asserted at the ITC, the PTO denied institution of IPR proceedings for two patents and instituted IPR proceedings for two patents in January or February 2023, and Apple filed requests for rehearing of some decisions that denied institution of IPR proceedings on February 23, 2023.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 20, 2022, Apple filed two complaints against the Company in the U.S. District Court of for the District of Delaware alleging that the Masimo W1™ watch infringes a number of utility and design patents. Apple is seeking damages and injunctive relief. On December 12, 2022, the Company counterclaimed for monopolization, attempted monopolization, false advertising (and related causes of action) and infringement of multiple patents. The Company is seeking damages and injunctive relief. The Court has not set a schedule or trial date in either case. On February 3, 2023, Apple moved to (1) sever the Company’s monopolization and false advertising counterclaims into a separate case, (2) stay the Company’s patent-infringement claims and (3) to expedite Apple’s design-patent claims. The Company opposed Apple’s motions on February 24, 2023. On the same day, the Company moved to consolidate Apple’s utility-patent claims, Apple’s design-patents claims and the Company’s counterclaims for discovery and all pretrial proceedings. On February 21, 2023, Apple moved to dismiss the Company’s monopolization and false advertising claims. The Company intends to vigorously pursue all of its legal remedies in its litigation against Apple and believes the Company has good and substantial defenses to Apple’s claims, but there is no guarantee that the Company will be successful in these efforts.

On October 21, 2022, a complaint was filed in the Delaware Court of Chancery against the Company and the members of the Company’s Board (Director Defendants) by Politan Capital Management LP and Politan Capital NY LLC (Activist Plaintiffs). The complaint seeks relief to (i) declare certain amendments to the Company’s bylaws that became effective on September 9, 2022 (Bylaw Amendments) unenforceable, (ii) find that the Director Defendants breached their fiduciary duties by approving and implementing the Bylaw Amendments and the shareholder rights plan adopted by the Company on September 9, 2022, and refusing to invalidate certain change in control provisions in the Company’s employment agreement with Joe Kiani, the Company’s Chief Executive Officer (CEO), (iii) invalidate certain change in control provisions in Mr. Kiani’s employment agreement, (iv) permanently enjoin the Company and its Board from taking any actions to prevent the Activist Plaintiffs from exercising their rights in accordance with the Company’s prior bylaws to nominate directors, and (v) have Mr. Kiani, the Company’s CEO and founder leave the Company, and (vi) award the Activist Plaintiffs their fees, costs and expenses in connection with the action covered by the complaint. In response to the complaint, on October 24, 2022, the Company and the Director Defendants filed a counterclaim, answer and defense in the Delaware Court of Chancery against the Activist Plaintiffs, seeking relief to (i) have the court declare that the Bylaw Amendments are valid and enforceable and that the Company is permitted to invalidate any director nominations by the Activist Plaintiffs that are not made in accordance with the amended bylaws and (ii) award the Company reasonable costs, including attorneys’ fees and expenses. On October 28, 2022, the Activist Plaintiffs filed a counterclaim and answer generally denying substantially all of the allegations raised in the Company’s counterclaim and raising a number of affirmative defenses against the Company’s counterclaim. On February 5, 2023, the Company withdrew the Bylaw Amendments. The Company believes that the Company and the Director Defendants have good and substantial defenses to the Activist Plaintiffs’ claims (including those raised in their counterclaim), but there is no guarantee that the Company and the Director Defendants will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying consolidated financial statements.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the segment. The Company uses gross profit, as presented in the Company’s financial reports, as the primary measure of segment profitability. The Company uses the same accounting policies to generate segment results as the Company does for consolidated results. Segment information presented herein reflects the impact of these changes for all periods presented. There was no inter-segment revenue for any of the periods presented.
Selected information by reportable segment is presented below for the years ended December 31, 2022, January 1, 2022 and January 2, 2021:

(in millions)	Year Ended December 31, 2022	Year Ended January 1, 2022	Year Ended January 2, 2021
Revenues by segment:
Healthcare	$1,340.3	$1,239.2	$1,143.7
Non-healthcare	695.5	—	—
Total revenue by segment	$2,035.8	$1,239.2	$1,143.7
Gross profit:
Healthcare	$870.2	$808.4	$743.0
Non-healthcare	252.5	—	—
Other(1)	(63.9)	—	—
Gross profit	$1,058.8	$808.4	$743.0
__________________
(1)     Management excludes certain corporate expenses from segment gross profit. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment gross profit because management evaluates the operating results of the segments excluding such items.
The Company’s depreciation and amortization by segment are as follows:

(in millions)	Year Ended December 31, 2022	Year Ended January 1, 2022	Year Ended January 2, 2021
Depreciation and amortization by segment:
Healthcare	$36.0	$35.6	$29.3
Non-healthcare	100.1	—	—
Total depreciation and amortization	$136.1	$35.6	$29.3
The Company’s total assets by segment are as follows:

(in millions)	December 31, 2022	January 1, 2022
Total assets by segment:
Healthcare	$1,594.1	$1,866.4
Non-healthcare	1,597.5	—
Corporate overhead	19.0	20.6
Total assets	$3,210.6	$1,887.0
The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are as follows:

(in millions, except percentages)	Year Ended December 31, 2022		Year Ended January 1, 2022		Year Ended January 2, 2021
Long-lived assets by geographic area:
United States	$319.7	79.1%	$239.4	86.9%	$238.1	86.9%
International	84.5	20.9	36.0	13.1	35.7	13.1
Total long-lived assets	$404.2	100.0%	$275.4	100.0%	$273.8	100.0%

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule presents an analysis of the Company’s revenues based upon the geographic area:

(in millions, except percentages)	Year Ended December 31, 2022		Year Ended January 1, 2022		Year Ended January 2, 2021
Geographic area by destination:
United States (U.S.)	$1,141.7	56.1%	$822.4	66.4%	$763.1	66.7%
Europe, Middle East and Africa	523.6	25.7	251.8	20.3	238.7	20.9
Asia and Australia	326.8	16.1	123.6	10.0	103.7	9.1
North and South America (excluding U.S.)	43.7	2.1	41.4	3.3	38.2	3.3
Total revenue	$2,035.8	100.0%	$1,239.2	100.0%	$1,143.7	100.0%

Schedule II
MASIMO CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(in millions)

Description	Balance at Beginning of Period	Additions Charged to Expense and Other Accounts		Amounts Charged Against Reserve	Balance at End of Period
Year ended December 31, 2022
Allowance for credit losses	$2.5	$5.6	(1)	$(0.2)	$7.9
Allowance for sales returns and allowances	0.1	0.2	(1.0)	—	0.3
Year ended January 1, 2022
Allowance for credit losses	1.8	0.7	(1.0)	—	2.5
Allowance for sales returns and allowances	1.2	(1.0)	(1.0)	(0.1)	0.1
Year ended January 2, 2021
Allowance for credit losses	2.2	0.1		(0.5)	1.8
Allowance for sales returns and allowances	0.7	0.8		(0.3)	1.2
______________
(1)     Additions charged to expense and other accounts include amounts from immaterial business combinations.