Form 10-K/A
period 2022-12-31
MASIMO CORP
filed 2023-05-01
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K/A
(Amendment No. 1 )
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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “Original Form 10-K”). This Amendment No. 1 is being filed to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the registrant’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. As of the date of this Amendment No. 1, the registrant does not intend to file a definitive proxy statement containing the information required in Part III of Form 10-K within such 120-day period. Accordingly, the registrant is filing this amendment to include such omitted information as part of the Original Form 10-K.
The reference on the cover of the Original Form 10-K to the incorporation by reference to certain portions of the registrant’s proxy statement into Part III of the Original Form 10-K is hereby deleted.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Form 10-K are hereby amended and restated in their entirety, Part IV, Item 15 of the Original Form 10-K is hereby amended and restated in its entirety, and new certifications by the registrant’s principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), are filed as exhibits to this Amendment No. 1 under Part IV, Item 15. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the Section 302 Certifications have been omitted. In addition, this Amendment No. 1 does not include the certification under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.
Except as described in this explanatory note or as otherwise expressly provided by the terms of this Amendment No. 1, no other information in the Original Form 10-K is being modified or updated by this Amendment No. 1, and this Amendment No. 1 does not otherwise reflect events occurring after the filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the registrant’s other filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.
In this report, “Masimo,” the “Company,” “we,” “us” and “our” refer to Masimo Corporation and, where applicable, its consolidated subsidiaries.

2

MASIMO CORPORATION
AMENDMENT NO. 1 TO FISCAL YEAR 2022 FORM 10-K ANNUAL REPORT

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Background and Qualifications
The names of our current directors, their respective age, director class and positions(s) are listed below.

				Committee Membership
Name	Age	Independent(1)	Chairman of the Board	Audit	Compensation	Nominating, Compliance and Corporate Governance
Julie A. Shimer, Ph.D.	70	✓		✓		✓
H Michael Cohen	57	✓		✓	✓
Joe Kiani(1)	58		✓
Adam Mikkelson	44	✓		✓	✓	✓
Craig Reynolds	74	✓			✓	✓
(1) Please see “Executive Officers” in this Item 10 below for Mr. Kiani’s biography.
Julie A. Shimer, Ph.D. has served as a member of our Board since April 2019. Dr. Shimer is currently a private investor and has over 30 years of product development experience. Dr. Shimer was President and Chief Executive Officer of Welch Allyn, from March 2007 to April 2012. Prior to Welch Allyn, Dr. Shimer served as President and Chief Executive Officer of Vocera Communications, Inc., from September 2001 through February 2007, also serving on the Board of Directors. Dr. Shimer previously held executive positions at 3Com Corporation from January 2000 through August 2001, most recently serving as Vice President and General Manager of its networking products. Before joining 3Com, she held executive positions at Motorola, Inc., from 1993 through 1999, where she was Vice President and General Manager for the paging division, and prior to that post, Vice President of its semiconductor products section. Dr. Shimer worked for AT&T Bell Laboratories and Bethlehem Steel Company before joining Motorola.
Dr. Shimer is a member of the Society of Women Engineers and the Institute of Electrical and Electronics Engineers. Dr. Shimer holds a B.S. in Physics from Rensselaer Polytechnic Institute and M.S. and Ph.D. degrees in Electrical Engineering from Lehigh University. Our Nominating, Compliance and Corporate Governance Committee believes Dr. Shimer’s extensive executive leadership and financial background allow her to provide significant insight to the Board on business decisions as well as make valuable contributions to the Nominating, Compliance and Corporate Governance Committee and the Audit Committee.
H Michael Cohen has served as a member of our Board since August 2018 and our Lead Independent Director since March 2023. Over the past 20 years, he has held various roles at Deutsche Bank, including Global Head, Healthcare Investment Banking where he led the global practice and most recently Vice Chairman, Healthcare Investment Banking. Prior to joining Deutsche Bank, Mr. Cohen worked at SG Cowen, Union Bank of Switzerland, and Booz Allen Hamilton. Mr. Cohen began his career in healthcare at Hambrecht & Quist, where he was a member of the equity research team covering biotechnology, medical device and diagnostic companies. He received his B.A. in Economics from the University of Vermont and his M.B.A. from Columbia University.
Our Nominating, Compliance and Corporate Governance Committee believes Mr. Cohen’s financial background and investment experience advising boards of directors of hundreds of companies in strategic and financial matters allow him to provide additional insight to the Board on strategy and business decisions as well as make valuable contributions to the Audit Committee and the Compensation Committee.
Adam Mikkelson has served as a member of our Board since October 2016. Mr. Mikkelson is a Partner at Camber Capital Management, LLC, a healthcare-focused investment fund. Mr. Mikkelson has been with Camber Capital since 2007 and has nearly 15 years of experience in the healthcare investment arena, where he focused on identifying and actively monitoring investment opportunities in both the therapeutic and medical device sectors. Prior to joining Camber Capital, Mr. Mikkelson held various roles at Datamonitor plc and Leerink Partners. He received his B.S. in Business Administration from Boston University.

Our Nominating, Compliance and Corporate Governance Committee believes Mr. Mikkelson’s investment experience allows him to provide additional insight to the Board on strategy and business decisions as well as make valuable contributions to the Audit, Compensation and Nominating, Compliance and Corporate Governance Committees.
Craig Reynolds has served as a member of our Board since April 2014. Mr. Reynolds previously held the role of Chief Executive Officer and a director of Cereve, Inc., a medical company engaged in resolving insomnia issues. Prior to joining Cereve, Mr. Reynolds served as Chief Operating Officer of Philips-Respironics Home Health Solutions, a subsidiary of Philips, from 2008 to 2010. Prior to Philips-Respironics, Mr. Reynolds was the Chief Operating Officer and a board member of Respironics, Inc., from 1998 to 2008. From 1993 to 1998, Mr. Reynolds was with Healthdyne Technologies, Inc., a medical device company, serving for five years as Chief Executive Officer and a director. From 1981 through 1992, Mr. Reynolds was with Healthdyne, Inc. in the positions of Executive V.P. (1981 to 1983), President of Healthdyne Cardiovascular Division (1984 to 1985) and President of Healthdyne Homecare Division (1986 to 1992). From 2008 through 2014, Mr. Reynolds served as a director of Symmetry Medical, Inc., most recently as Chairman of the Board. He also served as Chairman of the Board of Symmetry Surgical, Inc. from 2014 through 2016. Mr. Reynolds was a member of the Board of Directors of Vapotherm, Inc. from 2010 through late 2020, and Welch Allyn, Inc. from 2010 through 2014.

Mr. Reynolds earned his B.S. in Industrial Management from the Georgia Institute of Technology and his M.B.A. from Georgia State University. Our Nominating, Compliance and Corporate Governance Committee believes Mr. Reynolds’ experience allow him to provide additional insight to the Board on strategy decisions as well as make valuable contributions to the Compensation Committee and Nominating, Compliance and Corporate Governance Committee.
Executive Officers
The names of ourexecutive officers, their ages, their position(s) with Masimo and other biographical information as of May 1, 2023, are set forth below.

Name	Age	Position(s)
Joe Kiani	58	Chief Executive Officer & Chairman of the Board
Micah Young	44	Executive Vice President, Chief Financial Officer
Bilal Muhsin	42	Chief Operating Officer
Tao Levy	49	Executive Vice President, Business Development
Tom McClenahan	50	Executive Vice President, General Counsel and Corporate Secretary
Blair Tripodi	50	Chief Operating Officer, Consumer Division
Joe Kiani is the founder of Masimo and has served as our Chief Executive Officer (“CEO”) and Chairman of the Board since our inception in 1989. He is an inventor on more than 100 patents related to signal processing, sensors and patient monitoring, including patents for the invention of Measure-through motion and low-perfusion pulse oximetry. Mr. Kiani holds a B.S.E.E. and an M.S.E.E. from San Diego State University. In addition to Mr. Kiani’s role at Masimo, he is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (the “Masimo Foundation”), and the Chairman and CEO of Cercacor Laboratories, Inc. Mr. Kiani also serves on a number of other Boards of Directors, including CHOC Children’s Orange/CHOC Children’s at Mission Hospital, the Medical Device Manufacturers Association, Like Minded Media Ventures, CalTech and The Carter Center Board of Councilors founded by President Jimmy Carter. In 2021, Mr. Kiani was appointed by President Joe Biden to the President’s Council of Advisors on Science and Technology (PCAST). Mr. Kiani served on the Board of Directors of Stereotaxis, Inc. from September 2016 to May 2021. As Masimo’s founder, CEO and Chairman of the Board since our formation in 1989, Mr. Kiani has the deepest understanding of Masimo, our history, our culture and our technology. He has broad experience in a wide range of functional areas, including strategic planning, strategic investments, engineering and development, and legal and governmental affairs. Our Nominating, Compliance and Corporate Governance Committee believes Mr. Kiani is critical to our continued development and growth.
Micah Young has served as our Executive Vice President, Chief Financial Officer (“CFO”) since October 2017. From July 2012 to September 2017, Mr. Young served as Vice President, Finance, at NuVasive, Inc. (Nasdaq: NUVA), a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Prior to that time, he served as NuVasive, Inc.’s Senior Director, Finance, Global Operations, from December 2009 to July 2012. From 2002 to 2009, Mr. Young held various accounting and finance positions with Zimmer Holdings, Inc., a company focused on the design, development, manufacture and marketing of orthopedic reconstructive, spinal and trauma devices, dental implants and related surgical products. Prior to his time at Zimmer Holdings, Inc., Mr. Young was an accountant at Deloitte & Touche LLP from 2000 to 2002. He holds a Bachelor of Science, Accounting and Criminal Justice from Indiana Wesleyan University and is a Certified Public Accountant (inactive).

Bilal Muhsin has served as our Chief Operating Officer since May 2019. Prior to this, Mr. Muhsin served as Executive Vice President, Engineering, Marketing and Regulatory Affairs from March 2018 to May 2019. Prior to March 2018, Mr. Muhsin held various other roles, including Executive Vice President, Engineering; Vice President, Engineering, Instruments and Systems; Director and Manager level positions, within Masimo since June 2000. Mr. Muhsin’s technical, product and overall leadership skills have helped Masimo bring revolutionary new products to the marketplace, including Masimo SafetyNet®, Radical-7®, Root™ and various significant software products. Mr. Muhsin holds a B.S. in Computer Science from San Diego State University.
Tao Levy has served as our Executive Vice President, Business Development since January 2018. From March 2013 to December 2017, Mr. Levy served as Managing Director, Medical Devices Equity Research, at Wedbush Securities. Prior to that time, he served as Senior Analyst, Medical Devices Equity Research at Loewen Ondaatje McCutcheon, from August 2012 to March 2013. From September 2010 to February 2012, Mr. Levy was Managing Director, Medical Devices Equity Research at Collins Stewart. Prior to his time at Collins Stewart, Mr. Levy was Director, Medical Devices Equity Research at Deutsche Bank where he served from 2002 to 2010. He holds a B.A. in Biology from the University of Pennsylvania.
Tom McClenahan has served as our Executive Vice President & General Counsel since April 2013 and as our Corporate Secretary since August 2014. From April 2011 to April 2013, Mr. McClenahan was our Vice President and Assistant General Counsel. From November 2002 to April 2011, he was an associate and then principal with the law firm of Fish & Richardson. From September 1999 to November 2002, he was an associate with the law firm of Knobbe, Martens, Olson & Bear. Mr. McClenahan holds a B.S. in Mechanical Engineering from Iowa State University and a J.D. from the University of Minnesota Law School.
Blair Tripodi has served as our Chief Operating Officer, Consumer Division since September 2022. Prior to September 2022, Mr. Tripodi was the Chief Commercial Officer of DEI Holdings, Inc. (“DEI”), a wholly owned subsidiary of Viper Holding Corporation, the parent company of Sound United, since September 2015. Mr. Tripodi joined DEI in January 2013 and served as Chief Marketing Officer and Senior Vice President, International for Sound United. Prior to joining DEI, Mr. Tripodi worked as Managing Director of Under Armour’s European, Middle Eastern and African business, being one of the first executives on the ground to help launch the global sports company. Mr. Tripodi’s previous experience includes serving as Director, Brand and Business Development for the U.S. Olympic Committee, as well as serving in various roles with Nike, Inc. Mr. Tripodi holds a Bachelors of Arts in Psychology from the University of Western Ontario.
Family Relationships
There are no family relationships between or among any of our directors or executive officers.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
SEC regulations require us to identify in this Annual Report on Form 10-K anyone who failed to file a timely required report during the most recent fiscal year. Based solely upon our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2022, all Section 16(a) filing requirements were satisfied on a timely basis, except for one Form 4 for Kevin Duffy reporting a grant of an RSU award with respect to 18,893 shares on April 11, 2022 that was filed on April 14, 2022.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, executive officers and directors. The Code of Business Conduct and Ethics is available to stockholders on our website at https://investor.masimo.com/governance/governance-documents/default.aspx under “Governance Documents.” If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website at https://investor.masimo.com/governance/governance-documents/default.aspx under “Governance Documents” and/or in our public filings with the SEC.
Consideration of Director Nominees
No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders that was filed with the SEC on April 5, 2022.

Audit Committee; Financial Expert
We maintain a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are H Michael Cohen, Adam Mikkelson and Julie Shimer, Ph.D. Our Board has determined that each of Messrs. Cohen and Mikkelson and Dr. Shimer is an audit committee financial expert, as defined under applicable SEC rules, and that Messrs. Cohen and Mikkelson and Dr. Shimer each meet the background and financial sophistication requirements under Nasdaq Listing Rule 5605(c)(2)(A). In making this determination, the Board made a qualitative assessment of Messrs. Cohen’s and Mikkelson’s and Dr. Shimer’s level of knowledge and experience based on a number of factors, including each of their respective formal education and experience.

ITEM 11.     EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis may contain statements regarding future individual and Company performance targets and goals. Any targets and goals so disclosed are referenced in the limited context of Masimo’s compensation program and should not be understood to be statements of management’s expectations or estimates of results or other guidance. Masimo specifically cautions investors not to apply these statements to other contexts.
This Compensation Discussion and Analysis describes the material elements of our executive compensation program for our Principal Executive Officer, Principal Financial Officer, the next three most highly-compensated executive officers of the Company that were serving as an executive officer at the end of fiscal 2022 and one executive officer that was no longer serving as an executive officer at the end of fiscal 2022 (our “Named Executive Officers” or “NEOs”). During fiscal 2022, these individuals were:

Name	Position(s)
Joe Kiani	Chief Executive Officer & Chairman of the Board
Micah Young	Executive Vice President, Chief Financial Officer
Bilal Muhsin	Chief Operating Officer
Tao Levy	Executive Vice President, Business Development
Tom McClenahan	Executive Vice President, General Counsel and Corporate Secretary
Kevin Duffy	Former President, Consumer Division(1)
________________
(1)     Mr. Duffy’s employment with us commenced on April 11, 2022 in connection with the Sound United acquisition and was terminated without cause effective August 5, 2022.
Our Compensation Discussion and Analysis also provides an overview of our executive compensation philosophy and objectives. Finally, it analyzes how and why the Compensation Committee of our Board (the “Compensation Committee”) arrived at the specific compensation decisions for our executive officers, including our NEOs, for fiscal 2022, including the key factors that the Compensation Committee considered in determining their compensation.
Executive Summary
Our compensation program is designed to attract and retain highly-qualified employees within our industry and motivate them to perform at the highest level while executing our long-term plan. In retaining and motivating high-caliber talent, the Compensation Committee is committed to promoting a performance-based culture. Accordingly, we deliver the vast majority of our executives’ pay opportunities in the form of annual and long-term incentives tied to challenging financial metrics that incentivize management to successfully deliver on the long-term plan and our commitments to our stockholders.
Fiscal 2022 Corporate Performance Highlights

Financial Performance Summary(1)
					% Change
(in millions, except per share data and percentages)	2022	2021	2019	2017	1-Year (22’ vs 21’)	3-Year (22’ vs 19’)	5-Year (22’ vs. 17’)
GAAP Revenue	$2,035.8	$1,239.2	$937.80	$790.2	64%	117%	176%
Non-GAAP Revenue	2,035.8	1,239.2	936.4	738.2	64	117	176
GAAP Operating Profit	210.0	275.8	221.2	183.8	(24)	5	14
Non-GAAP Operating Profit	362.2	294.8	224.7	137.0	23	61	164
GAAP Earnings Per Share	2.60	3.98	3.44	2.23	(35)	(24)	17
Non-GAAP Earnings Per Share	4.59	3.99	3.22	1.73	15	42	166
________________________
(1)    Non-GAAP financial measure - please see Appendix A to this Item 11 for a description of the adjustments and a reconciliation to the corresponding GAAP financial measure.

Historical Growth(1)
Non-GAAP Revenue

Non-GAAP Operating Profit

Non-GAAP Earnings Per Share

Strategic Achievements
•We had a record year for U.S. healthcare business and the second highest year for our worldwide healthcare business in terms of new customer wins over to Masimo technologies;
•We achieved 7% growth in our installed base of technology boards and instruments, which now stands at approximately 2.5 million devices;
•We drove further adoption of our hospital automation platform solutions across the various care areas of the hospitals we serve. The number of beds connected via Patient SafetyNet™(2) and Iris Gateway® increased by 19% and our Root™ connectivity platform installations grew by more than 30% in 2022;

•We unlocked massive new market opportunities for our pipeline of consumer health products through the acquisition of Sound United, which provides immediate critical mass in the consumer channel;
•We launched the Masimo W1™, the first health watch to offer accurate, continuous measurements; and
•We unveiled a broad portfolio of consumer health products that are scheduled to launch in 2023, such as Freedom™ premium consumer smartwatch, our sleep and fitness band, Denon® earbuds with adaptive acoustic technology (AAT™), and the Stork™ hospital-quality home baby monitor with Safety-Net Alert.

Our fiscal 2022 TSR has continued to outperform those of the Nasdaq Composite Index and our peer group over the prior five-year period (see “Governance of Executive Compensation Program—Competitive Positioning” of this Item 11 for a discussion of our fiscal 2022 compensation peer group.)
Several widely accepted measures of operating performance reflect the strength of our fiscal 2022 financial performance on both an absolute and relative basis, as compared to other companies that comprised our fiscal 2022 compensation peer group.
________________________
(1)    Non-GAAP financial measure - please see Appendix A to this Item 11 for a description of the adjustments and a reconciliation to the corresponding GAAP financial measure.

Measures of Operating Performance	Masimo Performance	Percentile Ranking Versus Fiscal 2022 Compensation Peer Group Companies
Return on Equity	9.9%	64th
Return on Capital	7.2%	68th
Return on Assets	5.6%	53rd
Total Revenue Growth	64.0%	Highest
Operating Margin	11.3%	18th
We believe that our fiscal 2022 performance results reflect the continued attention and focus by our executive team on delivering financial results that reflect not only revenue growth, but also strong financial returns based on our assets, equity and capital structure. In fact, our fiscal 2022 performance results placed Masimo much higher than the median of our fiscal 2022 compensation peer group for all measures except operating margin, which was impacted by our acquisition of Sound United, with return on capital at the 68th percentile. We believe that our strong operating performance measures relative to our compensation peer group further demonstrates the success of our executive team’s efforts during fiscal 2022.
Consideration of Say-on-Pay Advisory Vote
Our Board believes that it is important to be responsive to feedback from our stockholders about our executive compensation program. In response to the disappointing level of stockholder support for say-on-pay at the 2022 Annual Meeting of Stockholders, our independent directors led an extensive outreach effort to understand our stockholders’ concerns regarding our compensation practices. The CEO and other executives participated in these meetings but were not present for discussions of their compensation. Across conversations with stockholders holding over 50% of our outstanding shares, we received valuable feedback that the Compensation Committee carefully considered in designing our 2023 executive compensation program. Key compensation-related themes discussed across these meetings – as well as how we responded to the feedback received – are summarized below.
Stockholder Feedback Related to Executive Compensation

Investor Feedback	Our Responses
Consider adding a relative TSR metric to the long-term incentive award.	For 2023, we have added a relative TSR metric to the performance share units granted to our executive officers that requires Company TSR out-performance at the 55th percentile relative to the constituents of the Nasdaq Composite Index to achieve target payout over a three-year cumulative performance period. If the Company’s absolute TSR is negative, the funding percentage is capped at 100%.
For long-term incentive compensation plans, consider moving to three-year cumulative financial metrics rather than annual metrics at the end of a three-year performance period.	For 2023, we have incorporated three-year cumulative Adjusted Product Revenue and Operating Margin performance metrics into the design of the performance share units.
Continue to enhance disclosure on our executive compensation program.	We have endeavored to increase the transparency of and details regarding our executive compensation program and governance practices throughout this Annual Report on Form 10-K, including key details regarding 2023 enhancements to our incentive structures as outlined below.
Stockholders expressed a preference that future executive employment agreements include only double trigger cash severance provisions in connection with a change-in-control.	Going forward, the Compensation Committee has committed that any new employment agreements will include only double -trigger change- in-control provisions.
Overview of 2023 Incentive Compensation Program Design
Our Board believes that it is important to be responsive to stockholders’ viewpoints about our executive compensation program. After considering the feedback we received from stockholders as summarized above, we made several responsive changes to enhance our 2023 incentive compensation structures. Key features of our 2023 annual and long-term incentive programs are highlighted in the following tables.

2023 Annual Cash Incentives
Performance Period	Annual cash incentives are earned, if at all, at the end of a one-year performance period based on the Company’s actual performance as measured against pre-established performance objectives.
Metrics and	2023 Adjusted Revenue (50%)
Weighting	2023 Adjusted Non-GAAP Earnings Per Share (50%)
Performance Achievement	Maximum: 200%
Target: 100%
Threshold: 50%
Achievements between the threshold and maximum are based on a linear interpolation between points along the funding percentage curve.
Rigorous Performance Goals
2023 Adjusted Revenue: The target for the Company’s revenue was set above the midpoint of its financial guidance range, which represents a significant increase in revenue compared to the prior year actual results. Furthermore, the target is intended to incentivize management to deliver revenue performance that exceeds the growth rates of the markets in which the Company competes.

2023 Adjusted Non-GAAP Earnings Per Share: The target for the Company’s earnings per share (EPS) was set above the midpoint of its financial guidance range. The target represents a significant increase in earnings compared to prior year actual results, after adjusting for the impact of foreign currency headwinds and increased interest expense.

Details regarding the established threshold, target and maximum goals for each metric will be disclosed in next year’s proxy statement.

2023 Equity Awards
Equity Vehicle Mix and Performance Period	25% in the form of Stock Option Awards, which vest annually over a five-year period.
75% in the form of PSU Awards, that vest after three-years based on our actual performance in the third-year of the performance period as measured against multiple pre-established performance objectives.

PSU Metrics and Weighting	Three-Year Cumulative Adjusted Revenue (40%): Represents the sum of the Company’s revenues for the three-year performance period (i.e. FY 2023, 2024 and 2025).
Three-Year Cumulative Adjusted Non-GAAP Operating Profit (40%): Represents the sum of the Company’s operating profit for the three-year performance period.

Three-Year Relative TSR (20%): Represents the Company’s TSR as a percentile ranking relative to the constituents of the Nasdaq Composite Index for the three-year performance period (i.e., beginning on January 1, 2023 and ending on December 31, 2025).

PSU Payout Range	Maximum: 200%
Target: 100%
Threshold: 50%
Achievements between the threshold and maximum are based on a linear interpolation between points along the funding percentage curve.
Rigorous Performance Goals
Three-Year Cumulative Adjusted Revenue: The target for the Company’s revenue was set above the midpoint of its’ financial guidance range and represents significant increases in revenue for each year of the performance period. Furthermore, the target is intended to incentivize management to deliver revenue performance that exceeds the growth rates of the markets in which the Company competes.

Three-Year Cumulative Adjusted Non-GAAP Operating Profit: The target for the Company’s operating profit was set above the midpoint of its’ financial guidance range and represents significant increases in operating profit for each year of the performance period.

Three-Year TSR: Targets the Company’s TSR performance at the 55th percentile ranking of the constituents of the Nasdaq Composite Index for the three-year performance period. If the Company’s TSR is negative, the funding percentage is capped at 100% for the relative TSR metric component of the award.

Details regarding the threshold, target and maximum goals for each metric will be disclosed at the end of the performance period.
Performance Achievement %	Revenue and Operating Profit	Relative TSR
	Maximum: 110% of target	Maximum: 154.5% (85th percentile)
	Target: 100% of target	Target: 100% (55th percentile)
	Threshold: 90% of target	Threshold: 45.5% (25th percentile)

Fiscal 2022 NEO Compensation Highlights
We believe that our fiscal 2022 executive compensation decisions were closely aligned with our stockholders’ interests. While base salary and an annual cash bonus opportunity focused on the achievement of shorter-term goals, our equity awards, in the form of options to purchase shares of our common stock and PSU awards, are wholly performance-based to provide for a longer-term compensation structure to focus executives’ attention on our long-term operating results that will drive sustained value creation for our stockholders, and use extended vesting schedules to promote retention. Further, through the use of performance-based annual cash bonuses, stock options and PSU awards, the vast majority of our executive officers’ fiscal 2022 annual compensation was at risk and was directly tied through performance-based annual cash bonuses and LTI compensation in the form of stock options and PSU awards, to the achievement of financial and operating results that increased stockholder value.
The Compensation Committee took the following key actions for fiscal 2022 with respect to the compensation of our NEOs:
•Base Salaries - We increased the annual base salaries of our NEOs (except for Mr. Duffy, who only served as an executive officer from April to August 2022) during fiscal 2022 to address inflationary pressures, retention concerns, and in the case of the CFO, expanded job responsibilities, as well as to ensure they continued to be market-competitive. Please see “Individual Compensation Elements —Base Salary” of this Item 11 for additional information.
•Annual Cash Incentives - Based solely on objective, pre-established financial measures, weighted equally between Adjusted Product Revenue(2) and Adjusted Non-GAAP EPS(2) for fiscal 2022, as a result of combined achievement at 90% of target, we paid annual cash bonuses under our fiscal 2022 Executive Bonus Incentive Plan to our NEOs other than our CEO (other than Mr. Duffy, who was not eligible for a cash bonus under our 2022 Executive Bonus Incentive Plan as his employment with us terminated effective August 5, 2022), ranging from $376,200 to $564,300, and to our CEO in the amount of $1,123,007.
•LTI Compensation - Equity Awards - In February 2022, we granted options to purchase shares of our common stock to each of our NEOs (other than our CEO and Mr. Duffy, who was appointed our President, Consumer, in April 2022) with a grant date fair value ranging from $329,992 to $659,984, and an option to purchase shares of our common stock to our CEO with a grant date fair value in the amount of $3,299,970. In February 2022, we also granted PSU awards with a target grant date fair value ranging from $989,919 to $1,979,995 to our NEOs (other than our CEO and Mr. Duffy) and a PSU award with a target grant date fair value of $9,899,973 to our CEO.
Target Total Direct Compensation
The following charts show the mix of our CEO’s and, on average, each of our other NEOs’ (other than Mr. Duffy’s) target total direct compensation for fiscal 2022, consisting of base salary, a target annual cash bonus opportunity and the grant date fair value of the equity awards granted during the year:

Chief Executive Officer
Annual Cash
Incentive: 7.2%
Stock Options:
21.2%
Base Salary: 8.0%
PSUs: 63.6%

Average of Other NEOs

Base Salary: 20.1%
Annual Cash Incentive: 18.1%
Stock Options: 15.5%
PSUs: 46.3%

Total long-term incentive compensation =	84.8%	Total long-term incentive compensation =	61.8%
Total “at risk” compensation =	92.0%	Total “at risk” compensation =	79.9%
_________________________________________________________________________
(2)    Non-GAAP financial measure - please see Appendix B to this Item 11 for a description of the adjustments and a reconciliation to the corresponding GAAP financial measure.

We have also aligned the interests of our executive officers with those of stockholders and our long-term interests through executive stock ownership requirements. The policy requires (i) our CEO to own and hold shares of our common stock with a value equal to at least six times his annual base salary and (ii) our other executive officers to own and hold shares of our common stock with a value equal to the executive officer’s annual base salary. As of March 31, 2023, each of our executive officers to whom such stock ownership requirements are applicable was in compliance with such requirements.
Executive Compensation Policies and Practices
We endeavor to maintain sound executive compensation policies and practices, including compensation-related corporate governance standards, consistent with our executive compensation philosophy. During fiscal 2022, we maintained the following executive compensation policies and practices, including both policies and practices we have implemented to drive performance and policies and practices that either prohibit or minimize behaviors that we do not believe serve our stockholders’ long-term interests:

What We Do
✓    Maintain an Independent Compensation Committee. The Compensation Committee consists solely of independent directors who establish and review our compensation practices.
✓    Compensation Committee Retains an Independent Compensation Advisor. The Compensation Committee has engaged its own compensation consultant to provide information, analysis and other advice on executive compensation independent of management.
✓    Annual Executive Compensation Review. At least once a year, the Compensation Committee conducts a review of our compensation strategy.
✓    Compensation At-Risk - Pay For Performance. Our executive compensation program is designed so that a significant portion of our executive officers’ compensation is “at-risk” based on corporate performance, to align the interests of our executive officers with those of our stockholders. Further, as our executives derive value from stock options if, and only if, the price of our stock increases over time, our Compensation Committee considers our equity incentives to be 100% performance-based.
✓    Annual Compensation-Related Risk Assessment. The Compensation Committee considers our compensation-related risk profile to ensure that our compensation plans and arrangements do not create inappropriate or excessive risk and are not reasonably likely to have a material adverse effect on the Company. The Compensation Committee has determined that there are no risks arising from our compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on the Company.
✓    Multi-Year Vesting Requirements. To align the interests of our executive officers with those of our stockholders, the time-based stock option awards granted to our executive officers vest over a five-year period. In 2022, we granted our executive officers PSU awards that will be earned, if at all, at the end of a three-year performance period based on our actual performance in the third-year of the performance period as measured against pre-established performance objectives relating to fiscal 2024 Adjusted Product Revenue(2) and fiscal 2024 Adjusted Non-GAAP Operating Profit(2).
✓    Clawback Policy. We have adopted a compensation recovery (“clawback”) policy, which enables our Board to recover incentive compensation (including gains from equity awards) from our current and former executive officers that is based on erroneous data, received during the three-year period preceding the date on which we become required to prepare an accounting restatement; and is in excess of what would have been paid if calculated under the restatement.
✓    Robust Stock Ownership Policies. We have adopted stock ownership policies for our executive officers and the non-employee members of our Board under which they must accumulate and maintain, consistent with the terms of our stock ownership policy, a certain value of shares of our common stock.
✓    Annual Stockholder Advisory Vote on Named Executive Officer Compensation. We conduct an annual stockholder advisory vote on the compensation of our NEOs. The Compensation Committee considers the results of this advisory vote during the course of its deliberations on our executive compensation program.
✓    Stockholder Engagement Led by Independent Directors. Our independent directors, including the Chairperson of our Compensation Committee, engage with our stockholders on executive compensation matters regularly.
_________________________________________________________________________
(2)    Non-GAAP financial measure - please see Appendix A to this Item 11 for a description of the adjustments and a reconciliation to the corresponding GAAP financial measure.

What We Do Not Do
✗    No Guaranteed Bonuses. We do not provide guaranteed bonuses to our executive officers.
✗    Upward Discretion. We do not exercise upward discretion on our pre-established compensation goals.
✗    No Special Executive Retirement Plans. We do not currently offer, nor do we have plans to offer, defined benefit pension plans or any non-qualified deferred compensation plans or arrangements to our executive officers, other than the plans and arrangements that are available to all employees. Our executive officers are eligible to participate in our defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), on the same basis as our other employees.
✗    No Hedging; Pledging Requires Pre-Approval. We prohibit our employees, including our executive officers, and the non-employee members of our Board from hedging our equity securities. In addition, all pledging of our equity securities by our executive officers and members of our Board must be pre-approved by the Compensation Committee and, as a condition to pre-approving any pledge of our equity securities, the executive officer or member of our Board seeking to pledge securities must clearly demonstrate his or her financial capacity to repay any loan for which securities will be pledged as collateral without resort to the securities to be pledged.
✗    No Tax Payments on Perquisites. We do not provide any tax reimbursement payments (including “gross-ups”) to our executive officers on any perquisites or other personal benefits.
✗    No Tax Gross-Up Payments on Post-Employment Compensation Arrangements. We do not provide any tax reimbursement payments (including “gross-ups”) on payments or benefits contingent upon a change-in-control of the Company.
✗    No New Single-Trigger Change-in-Control Provisions. Our Compensation Committee has committed that any new employment agreement will include only double trigger change-in-control provisions.
✗    No Stock Option Repricing. We do not permit options to purchase shares of our common stock to be repriced to a lower exercise price without the approval of our stockholders. We have never repriced our stock options.
✗    No Evergreen Provisions. The 2017 Equity Incentive Plan does not contain an annual “evergreen” provision that increases the number of shares available for issuance each year. The 2017 Equity Incentive Plan authorizes a fixed number of shares, so that stockholder approval is required to increase the maximum number of shares that may be issued subject to awards under the 2017 Equity Incentive Plan.
Compensation Philosophy and Objectives
The primary objective of our executive compensation program is to attract and retain a talented, entrepreneurial and creative team of executives who will provide leadership for our success in driving our technologies and products to the broadest number of patients, and in turn, creating sustainable long-term value. We seek to accomplish this objective in a way that is aligned with the long-term interests of our stockholders.
Compensation Philosophy
We operate within a complex business environment that requires a strong management team. Our business model requires our management team to be adept at developing competitive healthcare and consumer products and sales/marketing strategies to support multiple customers, including hospitals, alternate care facilities and original equipment manufacturers within multiple geographies, as well as consumer products sold direct-to-consumers, or through authorized retailer and wholesalers. Many of our competitors have substantially greater capital resources, larger customer bases and larger sales forces than we do, and have ties with group purchasing organizations and other purchasers that are stronger than ours. In addition, the medical device industry is characterized by rapid product development and technological advances, which require our management team to be adept at managing these key areas of the business.
As a result, the Compensation Committee believes that it is critical to attract, develop and retain a highly-qualified management team with the experience, knowledge, expertise and vision capable of not only operating, but also excelling, in this complex and competitive business environment, including competing against larger competitors and developing and commercializing new products, new and improved technologies and new applications for our existing technologies.

Compensation Objectives
Our executive compensation program is intended to help us achieve and foster a goal-oriented, highly-motivated management team with a clear understanding of our business objectives and shared corporate values. To this end, the Compensation Committee believes that our executive compensation program should provide compensation that:
•attracts and retains the best executive talent;
•appropriately aligns with our business objectives and stockholder interests;
•maintains a reasonable balance across types and purposes of compensation, particularly with respect to fixed compensation objectives, short-term and long-term performance-based objectives and retention objectives;
•motivates our executive officers to achieve our annual and long-term strategic goals and rewards performance based on the attainment of such goals;
•appropriately considers risks and rewards in the context of our business environment and long-range business plans;
•recognizes individual value and contributions to our success;
•considers but does not exclusively rely upon competitive market data; and
•supports our succession planning objectives.
We seek to achieve these objectives in a way that is consistent with our long-term interests and the interests of our stakeholders, including our stockholders and employees. We structure the annual compensation of our executive officers, including our NEOs, using three principal elements: base salary, annual cash incentive opportunities and LTI compensation opportunities in the form of equity awards. While the pay mix may vary from year to year, the ultimate goal is to achieve our compensation objectives as described above.
Governance of Executive Compensation Program
Role of Compensation Committee
The Compensation Committee discharges the responsibilities of our Board relating to the compensation of our executive officers. The Compensation Committee consists of directors who are “independent” directors as required by the Nasdaq listing standards and Exchange Act Rule 10C-1, and “non-employee directors” for purposes of Exchange Act Rule 16b-3. During fiscal 2022, the Compensation Committee was comprised of Messrs. Cohen, Mikkelson and Reynolds (the current Chairperson of the Compensation Committee).
The Compensation Committee has responsibility for overseeing our compensation and benefits policies generally, and overseeing, evaluating and approving the compensation plans, policies, and programs applicable to our CEO, as well as our other executive officers. In carrying out its responsibilities, the Compensation Committee evaluates our compensation policies and practices with a focus on the degree to which these policies and practices reflect our executive compensation philosophy, develops recommendations, makes decisions that it believes advance our philosophy and reviews the performance of our executive officers when making decisions with respect to their compensation.
The Compensation Committee reviews the base salary levels, annual cash bonus opportunities and LTI compensation opportunities of our executive officers annually or more frequently as warranted. In making decisions regarding the compensation of our executive officers, the Compensation Committee relies on its general experience and subjective considerations of various factors, including the following:
•our performance against the financial, operational and strategic objectives established by the Compensation Committee and our Board;
•each individual executive officer’s skills, experience and qualifications relative to other similarly-situated executives at the companies in our compensation peer group;
•the scope of each executive officer’s role compared to other similarly-situated executives at the companies in our compensation peer group;
•the performance of each individual executive officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function and work as part of a team, all of which reflect our core values;
•compensation parity among our executive officers;
•our financial performance relative to our compensation and performance peers and consideration of market data as discussed in “—Competitive Positioning” below;
•feedback from our investor outreach programs; and
•with respect to his direct reports, the recommendations of our CEO.

These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each executive officer. No single factor is determinative in setting pay levels, nor is there any assigned weighting among these factors.
The Compensation Committee also considers the potential risks in our business when designing and administering our executive compensation program. We believe our balanced approach to performance measurement and pay delivery works to avoid misaligned incentives for individuals to undertake excessive or inappropriate risks.
The Compensation Committee does not engage in formal benchmarking against other companies’ compensation programs or practices to establish our compensation levels or make specific compensation decisions with respect to our executive officers. Instead, in making its determinations, the Compensation Committee reviews information summarizing the compensation paid by a representative group of peer companies, to the extent that the executive positions at these companies are considered comparable to our positions and informative of the competitive environment, as well as more broad-based compensation surveys to gain a general understanding of market compensation levels.
Role of Management
In discharging its responsibilities, the Compensation Committee works with members of our management team, including our CEO. The management team assists the Compensation Committee by providing information on our performance, as well as the individual performance of our executive officers, market data and management’s perspectives and recommendations on compensation matters.
The Compensation Committee solicits and reviews our CEO’s recommendations and proposals with respect to adjustments to annual cash compensation, LTI compensation opportunities, program structures and other compensation-related matters for our executive officers (other than with respect to our CEO’s own compensation).
The Compensation Committee reviews and discusses these recommendations and proposals with our CEO and uses them as one factor in determining and approving the compensation for our executive officers. However, when the Compensation Committee sets the compensation for our CEO, he recuses himself from discussions regarding his own compensation. The Compensation Committee does not delegate any of its functions to others in deciding executive compensation.
Role of Compensation Advisor
The Compensation Committee engages an independent compensation advisor to assist it by providing information, analysis and other advice relating to our executive compensation program and the decisions resulting from its executive compensation review. The compensation advisor serves at the discretion of the Compensation Committee, which reviews the engagement and independence of the compensation advisor annually.
Since October 2016, the Compensation Committee has retained Compensia, a national compensation consulting firm, to serve as its compensation advisor. During fiscal 2022, Compensia provided the following services to the Compensation Committee:
•consulting with the Chairperson and other members of our Compensation Committee between Compensation Committee meetings;
•providing competitive market data based on the compensation peer group for our executive officer positions and evaluating how the compensation we pay our executive officers compares both to our performance and to how the companies in our compensation peer group compensate their executives;
•reviewing and analyzing the base salary levels, annual cash bonus opportunities and LTI compensation opportunities of our executive officers;
•reviewing and analyzing compensation of our Board members;
•assessing executive compensation trends within our industry, and providing updates on corporate governance and regulatory issues and developments;
•reviewing the Compensation Discussion and Analysis in this Annual Report on Form 10-K; and
•assessing compensation risk to determine whether our compensation policies and practices are reasonably likely to have a material adverse impact on the Company.
Compensia did not provide any services to us other than the consulting services to the Compensation Committee.
The Compensation Committee regularly reviews the objectivity and independence of the advice provided by its compensation advisor to the Compensation Committee on executive compensation matters. During fiscal 2022, the Compensation Committee considered the six specific independence factors adopted by the SEC and Nasdaq in past years, determined that Compensia was still an independent advisor, and concluded that its work did not raise any conflicts of interest. During fiscal 2022, the total fees payable to Compensia were approximately $94,000.
Competitive Positioning
For purposes of comparing our executive compensation against the competitive market, the Compensation Committee reviews and considers the compensation levels and practices of a group of comparable companies. The companies in this compensation peer group for fiscal 2022 were approved in January 2022 on the basis of their similarity to us in size, in terms of annual revenue and market capitalization. On an annual basis the Compensation Committee reviews our peer group and makes additions or removals as appropriate to account for changes in both our business and the businesses of the companies in the peer group, and to ensure constituents continue to be within an appropriate range as compared to the Company with respect to the financial criteria noted below.
Our compensation peer group for fiscal 2022 was as follows:

2022 Peer Group Continuing Companies
•ABIOMED, Inc.	•Insulet Corporation
•Align Technology, Inc.	•Integra LifeSciences Holdings Corp.
•The Cooper Companies, Inc.	•LivaNova PLC
•DENTSPLY SIRONA, Inc.	•NuVasive, Inc.
•Dexcom, Inc.	•ResMed, Inc.
•Globus Medical, Inc.	•Teladoc Health, Inc.
•Haemonetics Corp.	•Teleflex, Inc.
•Hologic, Inc.	•West Pharmaceutical Services, Inc.
•ICU Medical, Inc.
Removals
•Hill-Rom Holdings, Inc.	•OSI Systems, Inc.
•Varian Medical Systems
Additions
•Tandem Diabetes Cares, Inc.
The companies included in the compensation peer group had median revenues of $1.7 billion, ranging from approximately $661 million to approximately $5.5 billion, based on the four fiscal quarters ended nearest to December 31, 2021, representing approximately 0.5 times to 4.5 times of our last four quarters of revenue of approximately $1.2 billion as of such date. In addition, the compensation peer group had a median market capitalization of $14.9 billion, ranging from approximately $2.6 billion to $44.2 billion, as of December 31, 2021, and representing approximately 0.2 times to 3.3 times of our market capitalization of $13.3 billion as of such date.
To analyze the compensation practices of the companies in our compensation peer group, Compensia gathered data from public filings (primarily proxy statements). This market data was then used as a general external reference point for the Compensation Committee in assessing our current compensation levels for executive base salaries, annual cash bonus opportunities and total equity compensation targets.
Individual Compensation Elements
The specific elements of our executive compensation program for fiscal 2022 included base salary, annual cash incentive opportunities, LTI compensation opportunities in the form of equity awards, welfare and health benefits and post-employment compensation arrangements.

Type	Component	Purpose	Key Features
Fixed Compensation	Base Salary	Provide competitive, fixed compensation to attract and retain the best possible executive talent	●	Cash-based
			●	Reviewed annually, changes are generally effective in July of each year
			●	Takes into account level of responsibility, time in role, performance and the ability to replace the individual

Performance-Based	Annual Incentives	Align executive compensation with our corporate strategies and business objectives; promote the achievement of key strategic and financial performance measures by linking annual cash incentives to the achievement of corporate performance goals	●	Cash-based
Compensation			●	Reviewed annually, paid in March
			●	Performance-based and not guaranteed
			●	Drive the achievement of key business results on an annual or multi-year basis

Type	Component	Purpose	Key Features
Performance-Based	Equity Awards	Align executive compensation with our corporate strategies and business objectives;
motivate our officers to create sustainable long-term value for our stockholders and achieve other business objectives;
		encourage stock ownership by our officers in order to align their financial interests with the long-term interests of our stockholders	●	Equity-based
Compensation			●	Attract and retain talents
			●	Multi-year vesting period and not guaranteed
			●	Combination of:
● Performance-based restricted stock units; and
● Time-based stock options
			●	PSUs are based on performance goals tied to pre-determined financial metrics approved by the Board
			●	Drive the achievement of key long-term business results on a multi-year basis

Other Compensation	Benefits	Support the health and security of our executives and their ability to plan for retirement	●	Ongoing or event driven
	Perquisites		●	Enhance executive productivity
Severance Protection

Base Salary
Generally, we establish the initial base salaries of our executive officers through arm’s-length negotiation at the time we hire the individual executive officer, taking into account his or her position, qualifications, experience, prior salary level and the base salaries of our other executive officers. Thereafter, the Compensation Committee reviews the base salaries of our executive officers annually and makes adjustments to base salaries as it determines to be necessary or appropriate.
During fiscal 2022, the Compensation Committee reviewed the base salaries of our executive officers, including the NEOs, taking into consideration inflationary pressures over the past year, a competitive market analysis and the recommendations of our CEO, as well as the other factors described above. With respect to Mr. Young, the Compensation Committee considered the significant expansion of his responsibilities during 2022 to include oversight of the Company’s information technology and systems organization, which nearly tripled the number of colleagues Mr. Young directly or indirectly oversees, as well as the growth of his leadership team resulting from the Sound United acquisition. It also took into account his performance over the past several years, the significant value he brings to the Company and the criticality of retaining him to ensure the successful integration of the Sound United acquisition.

Following review, the Compensation Committee made adjustments to the base salaries of the NEOs for fiscal 2022 as follows:

Name*	Base Salary as of January 1, 2022	Base Salary as of December 31, 2022	Percentage Change
Joe Kiani	$1,194,054	$1,247,786	4.5%
Micah Young	455,768	600,875	31.8
Bilal Muhsin	583,495	627,000	7.5
Tao Levy	375,000	418,000	11.5
Tom McClenahan	453,741	501,600	10.5
*Mr. Duffy has not been included in this table as his employment with us commenced on April 11, 2022. His base salary was $600,000 until his employment with us was terminated without cause effective August 5, 2022.
Annual Cash Incentive
In February 2022, the Compensation Committee approved the terms of the 2022 Executive Bonus Incentive Plan under which our NEOs are eligible to receive a cash bonus based on the achievement of our performance goals. At the beginning of the year, the Compensation Committee approves funding percentages that include payout scenarios for various levels of Company financial performance. For 2022, the Compensation Committee selected Adjusted Product Revenue(2) and Adjusted Non-GAAP EPS(2) as the performance measures for the funding percentages, each weighted equally, as the Compensation Committee believes these performance measures directly support both our short-term strategy and our long-term objective of creating sustainable stockholder value.
Target performance for each metric was set higher than both target and actual performance in the prior year and in each case required double digit growth over the prior year period on a constant currency basis. For purposes of calculating the performance achievement and funding percentages for 2022, the Compensation Committee determined that the performance measures would be adjusted to exclude the impact of foreign currency fluctuations and share repurchases that were not reflected in the targets. The purpose of these adjustments is to ensure the measurement of performance reflects factors that management can directly control and that payout levels are not artificially inflated or impaired by factors unrelated to the ongoing operations of the business.
The table below sets forth the Adjusted Product Revenue(2) and Adjusted Non-GAAP EPS(2) performance goals and funding percentages at the threshold, target and maximum funding levels for 2022, as well as the actual performance results:

Metric	Weighting	Target Goal	Actual Performance(2)	Achievement %(1)			Payout %(1)			Weighted Result
				Threshold	Maximum	Actual Performance	Threshold	Maximum	Actual Performance
Adjusted Product Revenue (in millions)	50%	$1,350	$1,361	90%	110%	101%	0%	200%	108%	90%
Adjusted Non-GAAP EPS	50%	$4.34	$4.22	90%	110%	97%	0%	200%	72%
______________
(1)    Pursuant to the 2022 Executive Bonus Incentive Plan, no payment is made for performance below threshold; payouts for achievement levels between the threshold and maximum were based on a linear interpolation between points along the funding curve.
(2)    Non-GAAP financial measure - please see Appendix B to this Item 11 for a description of the adjustments and a reconciliation to the corresponding GAAP financial measure.

The following is a summary of the target annual cash bonus opportunities, the actual annual 2022 bonus awards for the NEOs (other than Mr. Duffy, who was not eligible for a cash bonus under our 2022 Executive Bonus Incentive Plan as his employment with us terminated effective August 5, 2022) and a comparison relative to their target awards:

Name	Base Salary as of December 31, 2022	2022 Target Cash Bonus (% of Base Salary)	2022 Target Cash Bonus Amount	2022 Actual Cash Bonus Amount	2022 Award (% of Target)
Joe Kiani	$1,247,786	100%	$1,247,786	$1,123,007	90%
Micah Young	600,875	100	600,875	540,788	90
Bilal Muhsin	627,000	100	627,000	564,300	90
Tao Levy	418,000	100	418,000	376,200	90
Tom McClenahan	501,600	100	501,600	451,440	90
Long-Term Incentive Compensation - Equity Awards
The Compensation Committee believes LTI compensation in the form of equity awards provides an incentive for our executive officers, including our NEOs, to focus on driving increased stockholder value over a multi-year period, serves as a reward for appreciation in our stock price and long-term value creation, and enables us to achieve our retention objectives.
Furthermore, the Compensation Committee believes that stock options and PSU awards are effective, performance-based tools for increasing long-term stockholder value and aligning executive and stockholder interests. In the case of stock options, they only have value to the extent that the market price of our common stock appreciates above the option exercise price, thereby driving value over the vesting period. In the case of PSU awards, actual payouts are based on our achievement of pre-established performance objectives over the performance period, and the value of the stock that is ultimately delivered fluctuates based on our stock price performance.
In determining the target LTI award opportunities for each NEO, the Compensation Committee considered the various factors noted above, and aimed to deliver awards that were market competitive while achieving its motivation and retention objectives, the Compensation Committee awarded 2022 LTI awards to our NEOs in the form of stock options (25% of total target award value) and PSUs (75% of total target award value). The following is a summary of the annual 2022 LTI awards for the NEOs other than Mr. Duffy.

		Stock Options		PSUs
Name	Total 2022 LTI Target Award Value	Options to Purchase Shares of Common Stock (number of shares)(1)	Options to Purchase Shares of Common Stock (total fair value at grant date)(2)	PSUs at Target (number of shares granted)(3)	PSUs at Target (grant date fair value)(4)
Joe Kiani	$13,199,943	63,621	$3,299,970	62,845	$9,899,973
Micah Young	1,319,911	6,362	329,992	6,284	989,919
Bilal Muhsin	2,639,979	12,724	659,984	12,569	1,979,995
Tao Levy	1,319,911	6,362	329,992	6,284	989,919
Tom McClenahan	1,319,911	6,362	329,992	6,284	989,919
______________
(1)The 2022 stock option awards were granted on February 22, 2022.
(2)Amounts set forth in this column reflect the grant date fair value of the option awards, computed in accordance with ASC Topic 718. All of these amounts reflect certain assumptions with respect to the option awards and do not necessarily correspond to the actual value that will be recognized by our NEOs. The actual value, if any, that may be realized from an option award is contingent upon the satisfaction of the conditions to vesting of that award, and upon the excess of the stock price over the exercise price, if any, on the date the option award is exercised. See Note 20 of the Notes to Financial Statements included in this Annual Report on Form 10-K. for a discussion of the assumptions made in determining the grant date fair value of the stock options.
(3)Reflects the target number of shares subject to PSUs, assuming all performance goals and other requirements are met. As described below, the PSUs earned will range from 50% to 200% of target based on the achievement of performance goals, which vest in the form of shares of our common stock following the conclusion of the three-year performance period.
(4)The 2022 PSU awards were granted on February 22, 2022. The number of shares was determined by dividing the economic value by the closing stock price per share of $157.53 on the date of grant. Any calculation that results in a fractional share was rounded down to the nearest whole share.

The table below sets forth the type, purpose, performance goals and vesting terms of the 2022 LTI awards.

LTI Award Type	Purpose	Performance Goal(s)	Vesting Terms
Stock options (25% of total target value)	Retain and reward executives for creating long-term stockholder value	Value derived only if stock price appreciates	Vest annually over a five-year period (20% per year)
PSUs (75% of total target value)	Retain and reward executives for the achievement of long-term performance goals	50% 2024 Adjusted Product Revenue(2) and 50% 2024 Adjusted Non-GAAP Operating Profit(2)	Vest in 2025 with threshold maximum payout opportunities ranging from 50%-200%
The Compensation Committee selected 2024 Adjusted Product Revenue(2) and 2024 Adjusted Non-GAAP Operating Profit(1) as the primary performance metrics for the 2022 PSU awards to balance growth and profitability objectives and to incentivize management to deliver forward-looking results in line with our long-term plans that create long-term stockholder value. In particular, the Compensation Committee utilizes revenue metrics that cover different time horizons in both the annual and long-term incentives because it continues to believe revenue is the best driver of the Company’s long-term growth. Furthermore, the Compensation Committee believes that it has set challenging, yet attainable, forward-looking 2024 Adjusted Product Revenue(2) and 2024 Adjusted Non-GAAP Operating Profit(2) goals. The Company will disclose the performance goals for each metric following the conclusion of the performance period.
The Compensation Committee believes that the current LTI equity award structure focuses our NEOs on driving increased stockholder value over a multi-year period and enables us to achieve our retention objectives, while maintaining a conservative approach to overall share usage. As a result, our company-wide equity burn rate has been low since 2016 and has been declining since 2019.
In connection with Mr. Duffy’s appointment as our President, Consumer in April 2022, Mr. Duffy was granted an RSU award with respect to 18,893 shares of our common stock, which was to vest over a 5 year period, with 20% of the shares subject to the RSU vesting on each one-year anniversary of the RSU grant date, subject to Mr. Duffy’s continued employment with the Company. Mr. Duffy was also granted an award of 56,680 PSUs, which were to vest upon satisfaction of certain performance milestones, subject to Mr. Duffy’s continued employment with the Company. In August 2020, these equity awards were unvested and terminated when Mr. Duffy’s employment with us was terminated without cause.
Prior 2020 PSU Award Payouts
The 2020 PSU awards vested at the end of a three-year performance period on March 3, 2023 based on actual performance against pre-established performance objectives. The Compensation Committee selected fiscal 2022 Adjusted Product Revenue(2) and fiscal 2022 Adjusted Non-GAAP Operating Margin(2) as the performance measures for the targeted PSU award percentages, each weighted equally.
•2022 Adjusted Product Revenue(2): The target goal for 2022 Adjusted Product Revenue(3) was $1,213 million, which reflected an increase of 30% for the three-year performance period (compared to 2019 Product Revenue of $936 million).
•2022 Adjusted Non-GAAP Operating Margin(2): The target goal for 2022 Adjusted Non-GAAP Operating Margin(1) was 27%, which reflected an increase of 300 basis points for the three-year performance period (compared to 2019 Non-GAAP Operating Margin of 24%).
The table below sets forth the Adjusted Product Revenue(2) and Adjusted Non-GAAP Operating Margin(2) performance goals and funding percentages at the threshold, target and maximum funding levels, as well as the actual performance results:

Metric	Weighting	Target Goal	Actual Performance	Achievement %(1)			Payout %(1)			Weighted Result
				Threshold	Maximum	Actual Performance	Threshold	Maximum	Actual Performance
Adjusted Product Revenue (in millions)	50%	$1,213	$1,361	90%	110%	112%	50%	200%	200%	100%
Adjusted Non-GAAP Operating Margin(2)	50%	27.0%	23.3%	90%	110%	86%	50%	200%	—%

21

______________
(1)    Pursuant to the 2022 Executive Bonus Incentive Plan, payouts for achievement levels between the threshold and maximum were based on a linear interpolation between points along the funding curve.
(2)    Non-GAAP financial measure - please see Appendix A to this Item 11 for a description of the adjustments and a reconciliation to the corresponding GAAP financial measure.
Welfare and Health Benefits
Our NEOs participate in our employee benefit plans on the same terms as all of our other eligible employees.
We provide health care, dental, vision and life insurance, health savings account employer contributions, an employee assistance plan and both short-term and long-term disability, accidental death and dismemberment benefits to all full-time employees. These benefits are subject to applicable laws and at benefit levels that we believe are generally consistent with the benefits of companies with which we compete for talent.
Retirement Plans
We maintain a tax-qualified Code Section 401(k) defined contribution plan in which all of our employees, including our executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service, are entitled to participate. Employees may contribute their own funds on a pre-tax basis.
The plan permits us to make matching contributions and we have historically provided employer contributions that match eligible employee contributions (“employer matching contributions”), generally limited to 3% of the compensation that can be taken into account for this purpose under federal law.
Employer matching contributions vest 50% when an employee has been employed for two years, and vest an additional 25% for each additional year of service until fully vested after four years of eligible employment.
Perquisites and Other Personal Benefits
Generally, we provide perquisites and other personal benefits to our executive officers, including our NEOs, in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective and for recruitment and retention purposes.
In addition, under the Amended CEO Agreement (as defined below), we reimburse our CEO for all reasonable travel and lodging expenses, which include travel and hospitality expenses for first class travel and accommodations, including travel by private or chartered aircraft, for his family and household members if they accompany him during business travel. Our Board believes that these arrangements are appropriate because of the extensive travel requirements of our CEO’s position.
We also have established a security program for our CEO that provides physical and personal security services as they may be deemed necessary. This security program may include providing security services at his residences and during personal travel. Our Board does not consider any of these security services to be a personal benefit as the requirement for this occasional security is directly the result of his role as our CEO. As our CEO, Mr. Kiani’s personal safety is vital to our continued success. Nevertheless, we were able to optimize and reduce the costs associated with Mr. Kiani’s security by approximately 17 percent. We may also provide security services to other executive officers from time to time on an as-needed basis.
We own one aircraft to facilitate the business travel of our executive officers and certain other employees. In fiscal 2017, we entered into an aircraft time share agreement with Mr. Kiani, pursuant to which we have agreed to make our aircraft available to Mr. Kiani for lease on a time sharing basis. Under this agreement, Mr. Kiani reimburses us for incremental costs incurred in connection with his personal use of our aircraft, in accordance with Federal Aviation Administration requirements.
We have reported the actual amounts that we have paid for our CEO’s family and household members to accompany him during his business travel and for his security arrangements that were not security arrangements provided at our business facilities in the “All Other Compensation” column in the Summary Compensation Table in this Item 11.
Post-Employment Compensation
Each of our NEOs, other than our CEO and Mr. Duffy, is eligible to participate in our 2007 Severance Protection Plan (the “Severance Plan”) pursuant to a written severance agreement that they have executed with us. The Severance Plan provides these NEOs with specified payments and benefits in the event of certain terminations of employment or a change-in-control of Masimo or both. Our CEO’s post-employment compensation arrangements are set forth in the Amended CEO Agreement and are described in the section entitled “Employment Arrangements with Named Executive Officers—Employment Agreement with Mr. Kiani” in this Item 11.

We believe that having in place reasonable and competitive post-employment compensation arrangements is essential to attracting and retaining highly-qualified executive officers. Our post-employment compensation arrangements are designed to provide reasonable compensation to executive officers who leave the Company under certain circumstances to facilitate their transition to new employment.
Further, we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing executive officer to sign a separation and release agreement acceptable to us as a condition to receiving post-employment compensation payments or benefits.
We also believe that these arrangements are designed to align the interests of our executive officers with those of our stockholders when considering our long-term success. The primary purpose of these arrangements in the case of a change-in-control of the Company is to keep our most senior executive officers focused on pursuing all corporate transaction activities that are in the best interests of our stockholders, regardless of whether those transactions may result in their own job loss.
Reasonable post-acquisition payments and benefits should serve the interests of both the executive officer and our stockholders. Further, we believe that these arrangements are necessary to offer compensation packages that are competitive with the market.
For information on the employment arrangements for our CEO and other NEOs, as well as an estimate of the potential payments and benefits payable under these arrangements as of the end of fiscal 2022, see “—Employment Arrangements with Named Executive Officers” in this Annual Report on Form 10-K.
Other Compensation Policies and Practices
Equity Awards Grant Policy
Equity awards granted to newly-hired employees are effective as of the later of the date the individual commences work or service with us or the grant approval date. Equity awards granted to existing employees and others providing services to us are effective as of the grant approval date. The terms of each equity award, including the date of grant, the corresponding exercise, purchase or base price, the vesting conditions, the term of such award, and the number of shares of our common stock subject to such award, as applicable, are approved by our Board, the Compensation Committee, or the non-officer equity award committee (as defined in the policy), as applicable. In addition, the exercise price for options to purchase shares of our common stock may not be less than the fair market value of our common stock as of the close of business on the effective date of the option.
Compensation Recovery (“Clawback”) Policy
We maintain a Clawback policy that provides that in the event we are required to restate our financial statements as a result of “material noncompliance” with the financial reporting requirements under the securities laws, we will recover from our current and former executive officers any incentive-based compensation (including stock options) that is:
•based on erroneous data;
•received during the three-year period preceding the date on which we become required to prepare an accounting restatement; and
•in excess of what would have been paid if calculated under the restatement.
We intend to review the terms of our policy once the SEC approves final listing standards related to compensation recovery policies proposed by The Nasdaq Stock Market LLC and, if necessary, will revise our policy to conform to such regulations.
Policy Prohibiting Tax “Gross-Up” Payments
We maintain a policy governing the inclusion of tax “gross-up” provisions in agreements with our executive officers. Under this policy, the Compensation Committee will not approve any employment or other agreement or arrangement with any of our executive officers that includes a tax “gross-up” or similar provision that would require payments by us to an executive officer be made in the full amount, free of any deductions or withholdings, and without exercising any right of set-off, in connection with a change-in-control of the Company.
Our policy also provides that the Compensation Committee will not approve an amendment to extend the term of any current employment or other agreement or arrangement between us and any executive officer if such agreement or arrangement includes a tax “gross-up” or similar provision. Currently, we have no agreements or arrangements in place with any executive officer that require or provide for a tax “gross-up” or similar payment.
Under our Severance Plan in which our NEOs other than our CEO and Mr. Duffy participate, the plan administrator has the right to reduce any change-in-control severance payment or benefits payable to an executive officer to avoid triggering any “excess parachute payments” under Sections 280G and 4999 of the Code.

Hedging and Pledging Policies
Our Insider Trading Policy prohibits our employees, including our executive officers, and the non-employee members of our Board from engaging in “short sales” of our equity securities and from engaging in hedging transactions involving our equity securities. Further, our Insider Trading Policy restricts our employees, including our executive officers, and the non-employee members of our Board from pledging our equity securities as collateral for a loan or otherwise unless the transaction is pre-cleared by our Insider Trading Compliance Officer. Further, as a condition of pre-approving any pledge of our equity securities, the executive officer or member of our Board seeking to pledge securities must clearly demonstrate his or her financial capacity to repay any loan for which securities will be pledged as collateral without resort to the securities to be pledged.
As of March 31, 2023, an aggregate of 400,000 shares of our common stock owned by a family trust and beneficially owned by our CEO were pledged as collateral for a personal loan. In addition to obtaining pre-clearance from our Insider Trading Compliance Officer, our CEO sought and received the approval of the Compensation Committee prior to entering into this transaction in 2013. When requesting such pre-clearance, Mr. Kiani explained that, without the ability to pledge these shares, certain of his family’s financial planning objectives would need to be satisfied through the sale of shares of Masimo common stock held by his family trust and that he did not want to diminish his shareholdings. The Compensation Committee considered Mr. Kiani’s request and, as part of that consideration, noted that his beneficial stock ownership in the Company, even without taking into account the pledged shares, would still greatly exceed the number of shares that Mr. Kiani would be required to hold under our stock ownership policy. The Compensation Committee concluded that continued ownership of the pledged shares by Mr. Kiani’s family trust further aligned Mr. Kiani’s interests with the long-term interests of our stockholders.
In light of these facts, the Compensation Committee concluded that approving the pledge was consistent with stockholder interests.
Tax and Accounting Considerations
Deductibility of Executive Compensation
Generally, Section 162(m) of the Code (“Section 162(m)”) disallows public companies a tax deduction for federal income tax purposes of compensation in excess of $1 million paid to their chief executive officer, the chief financial officer and the three other most highly-compensated executive officers in any taxable year. In making compensation decisions, the Compensation Committee considered the potential effects of Section 162(m) on the compensation paid to our executive officers who are subject to the deduction limit (the “covered executives”). The exemption from Section 162(m)’s deduction limit for performance-based compensation was generally repealed for taxable years beginning after December 31, 2017, such that compensation paid to our covered officers in excess of $1 million will generally not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.
To maintain flexibility in compensating the NEOs in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy that all compensation payable to the covered executives must be deductible for federal income tax purposes. Accordingly, the Compensation Committee may, in its judgment, approve compensation for our executive officers that does not comply with an exemption from the deduction limit when it believes that such compensation is in the best interests of the Company and our stockholders.
The Compensation Committee believes that stockholder interests are best served by not restricting the Compensation Committee’s discretion and flexibility in structuring our compensation program, even though such program may result in non-deductible compensation expenses.
Accounting for Stock-Based Compensation
We follow ASC Topic 718 for our stock-based compensation awards. ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards granted to our employees and the non-employee members of our Board, including options to purchase shares of our common stock and other stock awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from their awards.
To calculate the fair value of options to purchase shares of our common stock, we use the Black-Scholes-Merton option pricing model which requires the input of several subjective assumptions. These assumptions include estimating the length of time recipients will retain their vested options before exercising them, the estimated volatility of our stock price over the expected option term, and the number of shares of our common stock subject to options that will ultimately be forfeited prior to meeting their vesting requirements. The fair value of the options granted to our employees and the non-employee members of our Board are expensed over the requisite service period of each option, which is the vesting period, using a straight-line attribution method. The fair value of RSU awards is calculated based upon the closing market price of our common stock on the date of the grant or any “modification” to the grant, as that term is defined under ASC Topic 718. The fair value of the time-based RSU awards granted to our employees and the non-employee members of our Board are expensed over the requisite service period of each award, which is the vesting period, using the straight-line attribution method.
The fair value of PSU awards is calculated based on the closing price of our common stock on the date of grant. The actual stock-based compensation expense is dependent on the number of PSUs that are ultimately awarded, not the number of PSUs granted. As a result, we are required to estimate, based on our best judgment, the number of PSUs that will ultimately be awarded. In fiscal 2022, the cost of the estimated PSU awards was expensed pursuant to the “graded” vesting concept whereby a higher amount of amortization expense is incurred in the early portion of the vesting period, as compared to the later part of the period. This is required in an attempt to separate the performance period of the award as compared to the retention period of the award.
With respect to the RSU award covering 2.7 million shares of our common stock granted to our CEO as part of the terms of the Amended CEO Agreement (the “Award Shares”), this RSU award will vest in the event of a Qualifying Termination or upon the termination of our CEO’s employment with us pursuant to his death or disability (see “—Employment Arrangements with Named Executive Officers—Employment Agreement with Mr. Kiani” in this Item 11 for details). In addition, in the event of a change-in-control prior to a Qualifying Termination, on each of the first and second anniversaries of the change-in-control, 50% of the Award Shares will vest. Accordingly, and in accordance with ASC Topic 718, we will only recognize compensation expense for this contingent stock award at the time of a change-in-control of the Company or when it is determined that the occurrence of a Qualifying Termination is “probable.” Should this occur, in accordance with applicable accounting standards, the amount of compensation expense that will be recognized will be based upon the fair value of the RSU award on the date of grant. At the present time, we do not believe that an occurrence of a Qualifying Termination is “probable” and as a result, no stock-based compensation expense has been recorded related to this RSU award.
While the Compensation Committee considers the expense impact under ASC Topic 718 as one of the factors in granting equity awards, it also considers the importance of aligning the interests of our executive officers with the interests of our stockholders, the retentive value of equity awards and other factors, and makes its decisions regarding equity awards based on its evaluation of such factors.
Compensation Committee Interlocks and Insider Participation
Throughout fiscal 2022, the Compensation Committee was comprised of Messrs. Cohen, Mikkelson and Reynolds (the current Chairperson of the Compensation Committee). There are no relationships between the current or former members of the Compensation Committee and our executive officers of the type contemplated in the SEC’s rules requiring disclosure of “compensation committee interlocks.” None of the current or former members of the Compensation Committee is our employee and no current or former member has been an officer of Masimo at any time.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
Mr. Craig Reynolds
Mr. H Michael Cohen
Mr. Adam Mikkelson
This Compensation Committee report is not “soliciting material”, is not deemed “filed” with the SEC, and shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing of ours under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent we specifically incorporate this report by reference.

Summary Compensation Table
The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 by our NEOs. We generally pay bonuses in the year following the year in which the bonus was earned.

Name and Principal Position(s)	Year	Salary	Bonus		Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation		Total
Joe Kiani	2022	$1,220,920	$—		$9,899,973	$3,299,970	$1,123,007	$967,566	(3)	$16,511,436
Chief Executive Officer & Chairman of the Board	2021	1,176,664	—		8,999,953	2,999,417	1,647,794	1,395,450		16,219,278
	2020	1,142,392	—		8,999,887	2,999,999	1,657,764	693,681		15,493,723

Micah Young	2022	577,364	—		989,919	329,992	540,788	12,022	(4)	2,450,085
Executive Vice President, Chief Financial Officer	2021	449,131	—		899,870	299,919	314,480	10,200		1,973,600
	2020	436,049	—		899,971	299,973	316,383	10,050		1,962,426

Bilal Muhsin	2022	621,144	—		1,979,995	659,984	564,300	12,891	(5)	3,838,314
Chief Operating Officer	2021	574,998	—		1,799,991	599,838	402,612	8,700		3,386,139
	2020	558,249	—		1,799,941	599,991	405,048	53,200		3,416,429

Tao Levy	2022	411,673	—		989,919	329,992	376,200	10,650	(6)	2,118,434
Executive Vice President, Business Development	2021	362,461	—		899,870	299,919	258,750	10,393		1,831,393
	2020	344,826	—		899,971	299,973	250,194	10,050		1,805,014

Tom McClenahan	2022	494,655	—		989,919	329,992	451,440	11,415	(7)	2,277,421
Executive Vice President, General Counsel and Corporate Secretary	2021	447,133	—		899,870	299,919	313,081	14,314		1,974,317
	2020	434,109	—		899,971	299,973	314,975	8,550		1,957,578

Kevin Duffy(8)	2022	227,648	5,189,313	(9)	10,559,815	—	—	1,923,813	(10)	17,900,589
Former President, Consumer Division

26

___________
(1)Amounts set forth in the “Stock Awards” and “Option Awards” columns for 2022, 2021 and 2020 reflect the grant date fair value of stock and option awards granted in the year indicated, computed in accordance with ASC Topic 718. These amounts reflect certain assumptions with respect to the stock and option awards and do not necessarily correspond to the actual value that will be recognized by the NEOs. The actual value, if any, that may be realized from a stock award or an option award is contingent upon the satisfaction of the conditions to vesting in that award, and, in the case of option awards, upon the excess of the stock price over the exercise price, if any, on the date the option award is exercised. See Note 20 of the Notes to Financial Statements included in this Annual Report on Form 10-K for a discussion of the grant date fair value of the stock awards and the assumptions made in determining the grant date fair value of the PSUs, RSUs and stock options granted in fiscal years 2022, 2021 and 2020. For PSUs, amounts reflect the target number of shares subject to the PSUs, assuming all performance goals and other requirements are met. As described below, the PSUs earned will range from 50% to 200% of target based on the achievement of performance goals, which vest in the form of shares of our common stock following the conclusion of the three-year performance period. The maximum potential value of the PSUs (assuming 200% of target, the maximum potential value of the award) granted to each of our NEOs in fiscal 2022 was as follows: Mr. Kiani: $19,799,946, Mr. Young: $1,979,837, Mr. Muhsin: $3,959,989, Mr. Levy: $1,979,837 Mr. McClenahan: $1,979,837 and Mr. Duffy $15,839,793.
(2)All amounts for fiscal 2022, 2021 and 2020 were paid pursuant to our Executive Bonus Incentive Plan.
(3)Consists of $9,150 in retirement savings plan matching contributions, $5,566 incremental lodging costs during certain business travel, $159,711 related to the net incremental costs of certain lodging, meals and other travel-related expenses incurred by his family and household members accompanying him during certain business travel pursuant to Mr. Kiani’s employment agreement (see “—Employment Arrangements with Named Executive Officers—Employment Agreement with Mr. Kiani” in this Item 11), and $793,139 related to certain incremental costs for security personnel and security services provided to Mr. Kiani and his family at his personal residence or other non-Masimo facilities that were not directly-related to Masimo business, which represents a reduction of approximately 17% as compared to the expense incurred in 2021. We have established a security program for Mr. Kiani that provides physical and personal security services as they may be deemed necessary. This security program may include providing security services at his primary residence and during personal travel. We do not consider any such security services to be personal benefits as the requirement for this occasional security is directly the result of Mr. Kiani’s role as our CEO and as our CEO, his personal safety is vital to our continued success.
(4)Consists of $9,150 in retirement savings plan matching contributions, $1,500 in employer HSA contributions and $1,372 related to certain incremental costs for travel.
(5)Consists of $9,150 in retirement savings plan matching contributions and $3,741 related to certain incremental costs for travel.
(6)Consists of $9,150 in retirement savings plan matching contributions and $1,500 in employer HSA contributions.
(7)Consists of $9,150 in retirement savings plan matching contributions and $2,265 related to certain incremental costs for travel.
(8)Mr. Duffy was appointed our President, Consumer Division effective April 11, 2022. His employment with the Company was terminated without cause effective August 5, 2022.
(9)Consists of an acquisition completion bonus of $2,624,313, an annual incentive bonus of $1,365,000 and a retention bonus of $1,200,000.
(10)Consists of a $1,600,000 severance payment, $266,665 related to deferred compensation payout payments, $52,968 related to an automobile allowance and $4,180 in retirement savings plan matching contributions.
Pension Benefits-Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation
No pension benefits were paid to any of our NEOs during fiscal 2022. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.

Grants of Plan-Based Awards During Fiscal Year 2022
The following table presents the plan-based awards granted to each of our NEOs in fiscal 2022.

	Estimated Possible Payout Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise Price Per Share ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joe Kiani	February 22, 2022	$—	$1,247,786	$2,495,572	—	—	—	—	—		$—	$—
	February 22, 2022	—	—	—	31,422	62,845	125,690	—	—		—	9,899,973
	February 22, 2022	—	—	—	—	—	—	—	63,621	(3)	157.53	3,299,970

Micah Young	February 22, 2022	—	600,875	1,201,750	—	—	—	—	—		—	—
	February 22, 2022	—	—	—	3,142	6,284	12,568	—	—		—	989,919
	February 22, 2022	—	—	—	—	—	—	—	6,362	(3)	157.53	329,992

Bilal Muhsin	February 22, 2022	—	627,000	1,254,000	—	—	—	—	—		—	—
	February 22, 2022	—	—	—	6,284	12,569	25,138		—		—	1,979,995
	February 22, 2022	—	—	—	—	—	—	—	12,724	(3)	157.53	659,984

Tao Levy	February 22, 2022	—	418,000	836,000	—	—	—		—		—	—
	February 22, 2022	—	—	—	3,142	6,284	12,568		—		—	989,919
	February 22, 2022	—	—	—	—	—	—		6,362	(3)	157.53	329,992

Tom McClenahan	February 22, 2022	—	501,600	1,003,200	—	—	—	—	—		—	—
	February 22, 2022	—	—	—	3,142	6,284	12,568	—	—		—	989,919
	February 22, 2022	—	—	—	—	—	—	—	6,362	(3)	157.53	329,992

Kevin Duffy	April 11, 2022(4)	—	600,000	1,200,000	—	—	—	—	—	—	—
	April 11, 2022(4)	—	—	—	14,170	56,680	113,360	—	—	—	7,919,896
	April 11, 2022(4)	—	—	—	—	—	—	18,893		139.73	2,639,919

28

______________
(1)Represents possible payments under the 2022 Executive Bonus Incentive Plan based on the base salary in effect for each of our NEOs as of February 22, 2022, the grant date of the award. The fiscal 2022 Executive Bonus Incentive Plan provided that amounts payable thereunder would be based on the base salary in effect for each of our NEOs as of the end of fiscal 2022, and actual payouts were therefore based on base salaries as of the end of fiscal 2022.
(2)For fiscal 2022, the Compensation Committee selected fiscal 2024 Adjusted Product Revenue(1) and fiscal 2024 Adjusted Non-GAAP Operating Profit(1) as the performance measures for the target PSU award percentages, each weighted equally. If performance objectives are achieved, the PSUs will vest on the date of the approval by the Audit Committee of the audit of our financial statements for fiscal 2024 (or such later date determined by the Compensation Committee).
(3)This stock award vests over a five-year period, with 20% of the shares subject to the option vesting on each anniversary of the grant date.
(4)All equity awards granted to Mr. Duffy were unvested and terminated in August 2022, when Mr. Duffy’s employment with us terminated without cause.
(5)For PSUs, amounts reflect the fair value of the award as of the grant date assuming achievement of the “target” performance achievement level. For stock options, amounts reflect the fair value per share as of the grant date of the award multiplied by the number of shares granted. Regardless of the value on the grant date, the actual value will depend on the market value of our common stock on a date in the future when an award vests or stock option is exercised. As described below, the PSUs earned will range from 50%-200% of target based on the achievement of performance goals, which vests in the form of shares of our common stock following the conclusion of the three-year performance period. The maximum potential value of the PSUs (assuming 200% of target, the maximum potential value of the award) granted to each of our NEOs was as follows: Mr. Kiani: $19,799,946, Mr. Young: $1,979,837, Mr. Muhsin: $3,959,989, Mr. Levy: $1,979,837, Mr. McClenahan: $1,979,837 and Mr. Duffy: $15,839,793.

_______________
(1) Non-GAAP financial measure – please see Appendix A to this Item 11 for a description of the adjustments and a reconciliation to the corresponding GAAP financial measure.

Outstanding Equity Awards at December 31, 2022
The following table presents the outstanding option awards and stock awards held by each of our NEOs other than Mr. Duffy, who did not hold any equity awards, as of December 31, 2022.

	Option Awards(1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Joe Kiani	6/15/2015	300,000	—	38.76	6/15/2025	—		—
	11/4/2015	—	—	—	—	2,700,000	(3)	399,465,000
	2/29/2016	300,000	—	37.84	2/28/2026	—		—
	6/5/2017	100,000	—	90.87	6/5/2027	—		—
	3/16/2018	83,489	20,873	86.95	3/16/2028	—		—
	3/15/2019	43,413	28,942	133.50	3/15/2029	—		—
	3/12/2020	—	—	—	—	50,161	(4)	7,421,320
	3/12/2020	26,534	39,802	179.42	3/12/2030	—		—
	2/26/2021	—	—	—	—	35,895	(5)	5,310,665
	2/26/2021	7,912	31,651	250.73	2/26/2031	—		—
	2/22/2022	—	—	—	—	62,845	(6)	9,297,918
	2/22/2022	—	63,621	157.53	2/22/2032	—		—

Micah Young	10/16/2017	20,000	—	84.97	10/16/2027	—		—
	3/16/2018	2,087	2,088	86.95	3/16/2028	—		—
	3/15/2019	2,894	2,894	133.50	3/15/2029	—		—
	3/12/2020	—	—	—	—	5,016	(7)	742,117
	3/12/2020	2,653	3,980	179.42	3/12/2030	—		—
	2/26/2021	—	—	—	—	3,589	(8)	530,993
	2/26/2021	791	3,165	250.73	2/26/2031	—		—
	2/22/2022	—	—	—	—	6,284	(9)	929,718
	2/22/2022	—	6,362	157.53	2/22/2032	—		—

Bilal Muhsin	5/13/2015	10,000	—	34.51	5/13/2025	—		—
	2/29/2016	30,000	—	37.84	2/28/2026	—		—
	8/14/2017	30,000	—	85.54	8/14/2027	—		—
	3/16/2018	8,348	2,088	86.95	3/16/2028	—		—
	3/15/2019	4,341	2,894	133.50	3/15/2029	—		—
	5/9/2019	30,000	20,000	140.23	5/9/2029	—		—
	3/12/2020	—	—	—	—	10,032	(10)	1,484,234
	3/12/2020	5,306	7,961	179.42	3/12/2030	—		—
	2/26/2021	—	—	—	—	7,179	(11)	1,062,133
	2/26/2021	1,582	6,330	250.73	2/26/2031	—		—
	2/22/2022	—	—	—	—	12,569	(12)	1,859,584
Bilal Muhsin	2/22/2022	—	12,724	157.53	2/22/2032	—		—

Tao Levy	3/16/2018	20,000	5,000	$86.95	3/16/2028	—		—
	3/16/2018	8,348	2,088	86.95	3/16/2028	—		—
	3/15/2019	4,341	2,894	133.50	3/15/2029	—		—

Tao Levy - (Continued)	3/12/2020	—	—	—	—	5,016	(7)	742,117
	3/12/2020	2,653	3,980	179.42	3/12/2030	—		—
	2/26/2021	—	—	—	—	3,589	(8)	530,993
	2/26/2021	791	3,165	250.73	2/26/2031	—		—
	2/22/2022	—	—	—	—	6,284	(9)	929,718
	2/22/2022	—	6,362	157.53	2/22/2032	—		—

Tom McClenahan	3/20/2015	19,000	—	31.01	3/20/2025	—		—
	2/29/2016	30,000	—	37.84	2/28/2026	—		—
	6/5/2017	10,000	—	90.87	6/5/2027	—		—
	3/16/2018	8,348	2,088	86.95	3/16/2028	—		—
	3/15/2019	4,341	2,894	133.50	3/15/2029	—		—
	3/12/2020	—	—	—	—	5,016	(7)	742,117
	3/12/2020	2,653	3,980	179.42	3/12/2030	—		—
	2/26/2021	—	—	—	—	3,589	(8)	530,993
	2/26/2021	791	3,165	250.73	2/26/2031	—		—
	2/22/2022	—	—	—	—	6,284	(9)	929,718
	2/22/2022	—	6,362	157.53	2/22/2032	—		—

______________
(1)For each of our NEOs, the shares listed in this table are subject to a single stock option award carrying the varying exercise prices as set forth herein. The shares subject to each stock option vest over a five-year period, with 20% of the shares subject to the option vesting on each anniversary of the grant date, with partial or full vesting under certain circumstances upon a change-in-control of Masimo or various events specified in the NEOs employment agreement or severance agreement, if applicable. The option awards remain exercisable until they expire ten years from the date of grant subject to earlier expiration following termination of employment.
(2)Represents the market value of the unvested shares underlying the RSUs and PSUs as of December 31, 2022, based on the closing price of our common stock, as reported on the Nasdaq Global Select Market, which was $147.95 per share on December 30, 2022, the last trading day of fiscal 2022.
(3)Represents an award of 2.7 million RSUs with contingent vesting granted to Mr. Kiani in November 2015 in connection with the November 2015 Agreement.
(4)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 50,161 shares and the market value of such 50,161 shares was $7,421,320. The maximum number of shares issuable pursuant to this PSU award was 100,322 shares and the market value of such 100,322 shares was $14,842,640.
(5)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 35,895 shares and the market value of such 35,895 shares was $5,310,665. The maximum number of shares issuable pursuant to this PSU award was 71,790 shares and the market value of such 71,790 shares was $10,621,331.
(6)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 62,845 shares and the market value of such 62,845 shares was $9,297,918. The maximum number of shares issuable pursuant to this PSU award was 125,690 shares and the market value of such 125,690 shares was $18,595,836.
(7)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 5,016 shares and the market value of such 5,016 shares was $742,117. The maximum number of shares issuable pursuant to this PSU award was 10,032 shares and the market value of such 10,032 shares was $1,484,234.
(8)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 3,589 shares and the market value of such 3,589 shares was $530,993. The maximum number of shares issuable pursuant to this PSU award was 7,178 shares and the market value of such 7,178 shares was $1,061,985.
(9)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 6,284 shares and the market value of such 6,284 shares was $929,718. The maximum number of shares issuable pursuant to this PSU award was 12,568 shares and the market value of such 12,568 shares was $1,979,837.
(10)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 10,032 shares and the market value of such 10,032 shares was $1,484,234. The maximum number of shares issuable pursuant to this PSU award was 20,064 shares and the market value of such 20,064 shares was $2,968,469.
(11)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 7,179 shares and the market value of such 7,179 shares was $1,062,133. The maximum number of shares issuable pursuant to this PSU award was 14,358 shares and the market value of such 14,358 shares was $2,124,266.
(12)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 12,569 shares and the market value of such 12,569 shares was $1,859,584. The maximum number of shares issuable pursuant to this PSU award was 25,138 shares and the market value of such 25,138 shares was $3,719,167.

Options Exercised and Stock Vested During Fiscal 2022
The following table provides details regarding stock options exercised by our NEOs and stock vested during the fiscal year ended December 31, 2022.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Joe Kiani	—	$—	113,032	$26,749,657
Micah Young	—	—	9,302	2,089,136
Bilal Muhsin	—	—	9,302	2,089,136
Tao Levy	—	—	9,302	2,089,136
Tom McClenahan	—	—	11,302	2,674,696
______________
(1)The value realized equals the excess of the sale price of our common stock at the date of exercise over the option exercise price, multiplied by the number of shares for which the option was exercised.
(2)The value realized equals the closing sale price of our common stock as reported by Nasdaq at the date of vesting multiplied by the number of shares which were granted.
Employment Arrangements with Named Executive Officers
Employment Agreement with Mr. Kiani
In November 2015, we entered into the Amended and Restated Employment Agreement (the “November 2015 Agreement”) with Mr. Kiani, our CEO. Following extensive deliberations and discussions with Mr. Kiani, our compensation consultant and legal advisors, the Compensation Committee agreed to amend the November 2015 Agreement on July 27, 2017, which was further amended on January 14, 2022 (as amended, the “Amended CEO Agreement”). The November 2015 Agreement was amended to retain Mr. Kiani as our CEO who, based on his proven ability to launch and build successful companies and his knowledge and visibility within the medical device industry, could attract other very lucrative job opportunities.
The initial employment period under the Amended CEO Agreement ran until December 31, 2017, subject thereafter to automatic one-year extensions unless either party provides a notice of non-renewal to the other at least one year prior to the scheduled expiration.
The Amended CEO Agreement provides that Mr. Kiani will continue to serve as our CEO and Chairman of the Board. The Amended CEO Agreement also provides the following material terms and conditions, as may be adjusted from time to time by our Board or the Compensation Committee:
•Eligibility to receive a base salary of $1,000,000 per year, which is subject to adjustment by our Board or the Compensation Committee, and was adjusted to $1,247,786 per year in July 2022.
•Eligibility to receive an annual bonus equal to 100% of his base salary in the event we attain certain performance criteria set by our Board or the Compensation Committee under our annual incentive plan for our executive officers. The bonus payable will not be above the payment level determined based on actual achievement of the applicable performance criteria. In addition, Mr. Kiani’s annual bonus payable if all applicable performance criteria are achieved at maximum levels will not exceed 200% of his base salary.
•Under the Amended CEO Agreement, Mr. Kiani is eligible to receive equity awards with a value at least consistent with equity awards granted to comparable CEOs of comparable companies (taking into account revenues, market capitalization and industry). Following approval of our 2017 Equity Incentive Plan by our stockholders at the 2017 Annual Meeting of Stockholders, Mr. Kiani agreed that the only equity awards he may be awarded must be approved by the Compensation Committee under the 2017 Equity Incentive Plan, consisting of both PSU awards and time-based options to purchase shares of our common stock.
•Right to participate in or receive benefits under all of our employee benefits plans and to be eligible to participate in any pension plan, profit-sharing plan, savings plan, stock option plan, life insurance, health-and-accident plan or similar arrangements made available to members of our management.
•Reimbursement for all reasonable expenses incurred and paid by him in the course of the performance of his duties under the Amended CEO Agreement and reimbursement for all reasonable travel and lodging expenses for his family and household members in the event they accompany him during business travel, which includes travel and hospitality expenses for first class airplane travel and accommodations, including travel by private or chartered aircraft. To the extent inconsistent with the Amended CEO Agreement, Mr. Kiani is exempt from our travel and expense policy and our expense reimbursement policy.
In addition, Mr. Kiani is entitled to certain post-employment compensation arrangements. Under the Amended CEO Agreement, we may terminate Mr. Kiani’s employment for “cause” (as defined below), as a result of his disability under certain circumstances, or for any other reason. Similarly, Mr. Kiani may terminate his employment for “Good Reason” (as defined below), for health reasons, or for any other reason upon six months written notice to us. Specifically:
•If Mr. Kiani’s employment is terminated for cause, he is entitled to receive his full base salary through the date of termination.
•If Mr. Kiani’s employment is terminated as a result of his death, his designee or estate is entitled to receive his full base salary through the date of termination and an additional amount equal to 50% of his base salary then in effect as of the date of his death for each of three consecutive years following his death, which will be paid in substantially equal monthly installments over the three-year period.
•If Mr. Kiani’s employment is terminated as a result of his disability, he is entitled to receive his full base salary through the date of termination and an additional amount equal to 75% of his base salary then in effect for each of two consecutive years following the date of termination, which will be paid in substantially equal monthly installments over the two-year period.
•In the event (i) we terminate Mr. Kiani’s employment other than for cause, death or disability, or (ii) Mr. Kiani terminates his employment with us for Good Reason (each, a “Qualifying Termination”), Mr. Kiani will receive the following payments and benefits:
◦payment of an amount equal to his full base salary through the date of termination, if applicable, and an additional amount equal to twice the sum of his base salary then in effect and the average annual bonus paid to him over the prior three years, which will be paid in installments over two years pursuant to our normal payroll practices; and
◦all of his outstanding options and other equity awards will immediately vest.
Mr. Kiani may provide a notice of termination for Good Reason under the Amended CEO Agreement up to two years following the event giving rise to the Good Reason to terminate.
In addition, we will issue Mr. Kiani the Award Shares pursuant to the terms of an RSU award agreement between us and Mr. Kiani prior to the earliest to occur of (i) the applicable Retention Vesting Date (as defined below), (ii) a Qualifying Termination, (iii) Mr. Kiani’s death during his employment with us and (iv) the termination of Mr. Kiani’s employment with us pursuant to disability. We will also pay him a cash amount equal to $35 million upon a Qualifying Termination (the “Cash Payment” and, together with the Award Shares, the “Special Payment”). The Cash Payment will be paid to Mr. Kiani as consideration for his agreement to comply with certain non-competition and non-solicitation obligations under a restrictive covenant agreement by and between Masimo and Mr. Kiani, and will be subject to repayment to us if Mr. Kiani materially breaches any of such obligations.
Further, in the event of a “change-in-control” of Masimo (as defined below) prior to a Qualifying Termination, on each of the first and second anniversaries of the change-in-control (each, a “Retention Vesting Date”), 50% of the Award Shares and 50% of the Cash Payment will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. However, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any remaining unvested amount of the Cash Payment and all of the unvested Award Shares will vest and be paid in full. In addition, in the event of a change-in-control of Masimo prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the first and second anniversaries of the change-in-control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date.
Pursuant to the Amended CEO Agreement, if any payment or benefit received or to be received by Mr. Kiani would be subject to any excise tax imposed by Section 4999 of the Code, then the payments and benefits payable to Mr. Kiani will be reduced so that no portion of the payments or benefits payable to Mr. Kiani is subject to the excise tax, but only if the after-tax amount of such payments and benefits, as so reduced, is equal to or greater than the after-tax amount of such payments and benefits without such reduction.
The Amended CEO Agreement also provides that in the event of a change-in-control, we must fund a grantor trust with an amount equal to the aggregate of the cash severance payment to which he would be entitled and the Special Payment, payable to Mr. Kiani in the event of a Qualifying Termination. In the event Mr. Kiani’s employment is not terminated on or prior to the fifth anniversary of the change-in-control in a manner entitling him to such payments, the amounts held in the trust will revert to Masimo.

In addition, if Mr. Kiani’s employment under the Amended CEO Agreement is terminated for any reason other than cause, Mr. Kiani will be entitled to participate in all of our employee benefit plans and programs that he participated in as of the date of his termination of employment for the full term of the Amended CEO Agreement as long as his participation is possible under the general terms and provisions of the plans. If for any reason Mr. Kiani is not permitted to participate in any of our employee benefit plans or programs after the date of his termination of employment, he will be entitled to reimbursement of the amount paid by him to obtain similar coverage to that offered by our benefit plans and programs but only up to the amount we would otherwise have paid on behalf of him as an employee of Masimo under the Amended CEO Agreement as of the date of his termination.
For purposes of the Amended CEO Agreement:
•termination for “cause” generally means his termination of employment as a result of his willful and continued failure to substantially perform his duties under the Amended CEO Agreement, his willful engaging in gross misconduct materially injurious to us or his willful violation of the confidentiality and trade secret protection provisions contained in a restrictive covenant agreement with us if the violation results in demonstrably material injury to us. Any termination for cause must be approved by at least 75% of the entire membership of our Board.
•termination for “Good Reason” generally means a termination of his employment by Mr. Kiani subsequent to (A) a diminution in his responsibilities, duties and authority, including him ceasing to serve as CEO of the Company or him ceasing to serve as Chairman of the Board, (B) any reduction in his rate of compensation or fringe benefits, (C) Masimo’s failure to comply with certain obligations relating to his compensation or place of work, (D) the provision of a notice not to renew the Amended CEO Agreement by Masimo, or (E) (1) a change-in-control (as defined below) was triggered as a result of a change in more than one third of the directors on the Board during a rolling twenty-four month period, or (2) following, or in connection with, a “change-in-control” triggered as a result of an acquisition, (i) the highest level of parent entity holding, directly or indirectly, majority voting control of the Company after the “change-in-control” (the “Acquirer Parent”) is not a publicly-traded company, (ii) he does not become the, or is removed from the position of, CEO and Chairman of the Board of the Acquirer Parent, with such position being on terms and conditions reasonably acceptable to him, provided that the terms and conditions of employment providing for total compensation with a value comparable to the total compensation paid to the chief executive officers of comparable companies shall be deemed to be reasonable, or (iii) any other director is designated the lead director of the board of directors of the Acquirer Parent; provided that, in the case of clauses (A), (B), (C) and (E) above, “Good Reason” will not be deemed to exist unless certain notice and cure period conditions are met and his resignation for Good Reason is effective within thirty days after the expiration of the cure period. The Amended CEO Agreement previously provided that the designation of any director other than Mr. Kiani as the lead director of the Board would also be considered “Good Reason”. However, on March 22, 2023, the independent members of the Board unanimously selected existing director H Michael Cohen as the Lead Independent Director of the Board, to serve in such position until the Company’s 2024 Annual Meeting of Stockholders, or until his successor is duly elected and qualified, or until his earlier death, resignation or removal from the Board. In connection with Mr. Cohen’s appointment as the Lead Independent Director of the Board, Mr. Kiani voluntarily irrevocably and permanently waived his rights, pursuant to the Amended CEO Agreement, to: (i) treat the appointment of any Lead Independent Director of the Board as “Good Reason” under the Amended CEO Agreement, and (ii) terminate (or deliver any termination notice) or make any claim under the Amended CEO Agreement as a result of the appointment of any Lead Independent Director of the Board.
•a “change-in-control” generally means (i) the acquisition by any person or group of more than 35% of our outstanding voting stock, (ii) the acquisition of our assets that have a total fair market value of 40% or more of the total fair market value of all of our assets immediately before the acquisition by any person or group, or (iii) a change in more than one third of the directors on our Board during a rolling 24-month period. For purposes of determining whether a change-in-control has occurred, a director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to, a consent solicitation, relating to the election of directors of the Company) whose election by the Board or whose nomination for election by the stockholders of the Company was approved by a vote of at least a majority of the directors then in office either who were directors at the beginning of such period or whose election or nomination for election was previously so approved will be treated as a member of the Board at the beginning of the 24-month period.
Background of the Employment Agreement with Mr. Kiani
Mr. Kiani’s employment agreement was amended and restated in 2015 after months of negotiations between Mr. Kiani and the Compensation Committee. The Compensation Committee initiated the negotiations in response to stockholder feedback, with the objective of eliminating certain tax gross-ups, guaranteed annual stock option grants, and certain other benefits that Mr. Kiani was entitled to under his earlier employment agreements dating back to the 1990s, before the Company’s stock was publicly-traded.

In 2015, the Compensation Committee, which was comprised solely of independent directors, considered a number of different alternatives with respect to Mr. Kiani’s employment, including terminating Mr. Kiani or providing a notice of non-renewal under his prior employment agreement. If the Compensation Committee had terminated Mr. Kiani, Mr. Kiani would have been owed more than $240 million upon termination. If the Compensation Committee had provided a notice of non-renewal under his prior agreement, the agreement would have continued in effect for another three years, and Mr. Kiani may have been entitled to receive a severance payment even after the expiration of the prior agreement.
The Compensation Committee carefully considered each of the available alternatives, with advice from two leading law firms and a nationally recognized compensation consultant, and ultimately concluded that the amendment and restatement of Mr. Kiani’s employment agreement was in the best interests of the Company and its stockholders. As explained in the Company’s Current Report on Form 8-K announcing Mr. Kiani’s November 2015 Agreement, the Compensation Committee believed it would save the Company almost $100 million versus the prior agreement in the event of a change of control and qualifying termination of Mr. Kiani’s employment. The new agreement also had the important benefit of retaining and incentivizing Mr. Kiani, who founded the Company and has led it through an incredible period of growth since 2015, in which the Company’s stock price has increased by more than 360%. The Compensation Committee believed then, as it does now, that retaining Mr. Kiani is critically important to the Company’s continued growth and success.
Mr. Kiani’s November 2015 Agreement should be considered in context. As the founder of the Company, Mr. Kiani’s prior employment agreements with the Company entitled to him to benefits and rights that were unique to Mr. Kiani, considering the value he provided to the Company. In 2015, the Compensation Committee asked that Mr. Kiani agree to eliminate a number of these benefits and rights. The 2.7 million RSU award granted to Mr. Kiani in 2015 under the November 2015 Agreement were granted, in part, as consideration for the elimination of these legacy provisions and to further align Mr. Kiani’s interests with those of all of the Company’s stockholders. Notably, the value of Mr. Kiani’s RSU award has increased substantially since 2015 due to the substantial increase in the Company’s stock price under Mr. Kiani’s leadership.
Offer Letters with Other Named Executive Officers
Messrs. Young, Muhsin, Levy, McClenahan and Duffy each signed an offer letter before commencing their employment with us. The offer letters set forth each executive officer’s position and title, initial base salary, health benefits, number of options or RSUs to be initially granted and the vesting schedule of such options or RSUs. Additionally, each offer letter states that the executive officer’s employment is “at-will” and may be terminated at any time by either the officer or us for any reason.
Employee Proprietary Agreements
Each of our NEOs, other than our CEO, has also entered into a standard form agreement with respect to proprietary information and inventions. Our CEO has also entered into an agreement with respect to proprietary information and inventions. Among other things, these agreements obligate each NEO to refrain from disclosing any of our proprietary information received during the course of his employment and, with some exceptions, to assign to us any invention conceived or developed during the course of his employment.
2007 Severance Protection Plan
The Severance Plan provides the benefits set forth below to the executives who are eligible to participate in the Severance Plan and who have signed severance agreements with us (the “Severance Agreements”). The Board has the discretion to amend or terminate the Severance Plan prospectively, subject to the limitation that, in the event of a change-in-control, no amendments may be made during the 36 months following the change-in-control without a participant’s consent if it would adversely affect the participant’s benefit. The Compensation Committee is the Severance Plan administrator.
Each of our NEOs, other than our CEO and Mr. Duffy, is a participant in the Severance Plan on the terms set forth below. The following general description of the Severance Plan is qualified by the actual terms of the Severance Plan document and the individual Severance Agreements signed by the participants.
Conditions to Severance Benefits. To the extent set forth below, a participant can receive either basic severance benefits or change-in-control severance benefits, but not both. Generally, in order to receive a basic or change-in-control severance benefit, the following conditions must be met:
•the participant must execute, within 60 days of termination, a general release of claims (which becomes irrevocable within such 60-day period), a non-disparagement agreement, an intellectual property nondisclosure agreement, and a non-competition agreement that covers the period during which the participant is receiving severance benefits;
•a participant entitled to the basic benefit must not have received any change-in-control severance benefits under the Severance Plan or any severance benefits equal to, or better than, the basic severance benefits pursuant to another arrangement between the participant and us;

•a participant entitled to the change-in-control benefit must not have received any basic severance benefits under the Severance Plan or any severance benefits equal to, or better than, the change-in-control severance benefits pursuant to another arrangement between the participant and us; and
•the participant must waive any and all rights, benefits and privileges to severance benefits that he might otherwise be entitled to receive under any other oral or written plan, employment agreement, or arrangement with us.
Basic Severance Benefits. Each of our NEOs, other than our CEO and Messrs. Duffy and Levy(1), are eligible for these benefits. Basic severance benefits are payable if a participant is terminated without “cause” (as defined below) and include the following:
•an amount equal to annual salary determined at the highest rate in effect during the one-year period immediately prior to the date of termination, paid in installments according to normal payroll practices over 12 months commencing within 60 days following the participant’s termination;
•COBRA continuation coverage at our expense during the 12 months following termination; and
•the right to purchase life insurance through the Company during the 12 month period following his termination.
However, if a participant commences new employment during the one-year period following termination, any income or benefits received from new employment will reduce (on a dollar-for-dollar basis) these basic severance benefits.
Change-in-Control Severance Benefits. Each of our NEOs, other than our CEO, and Messrs. Duffy and Levy(1), are eligible for the change-in-control severance benefits described in this paragraph.
The change-in-control severance benefits are payable upon a covered termination (which generally consists of a termination by the Company without cause or a termination by the executive for Good Reason upon or within a certain period after a change-in-control) and consist of the following:
•if the participant has a covered termination because his current job is not offered to him on the date of the change-in-control, the participant will receive (i) an amount equal to his annual salary determined at the highest rate in effect during the one-year period immediately prior to the date of the covered termination, plus the average annual bonus paid to him over the three-year period prior to the change-in-control, and (ii) life insurance for the 12-month period following his termination;
•if the participant has a covered termination for a reason not described in the preceding clause, instead of one time base salary, he will receive two times base salary;
•the participant will receive COBRA continuation coverage at our expense during the 12-month period following his termination; and
•upon the change-in-control, 50% of the participant’s unvested stock options and other equity-based awards shall be fully accelerated as of the change-in-control and 100% of the unvested stock options and other equity-based awards shall be fully accelerated upon the participant’s termination under circumstances that entitle him to change-in-control severance benefits noted above.
Change-in-control severance amounts will be paid in a lump sum cash payment within 60 days following the participant’s termination, provided that the participant has met all of the conditions for his change-in-control severance payment.
The Severance Plan administrator has the right to reduce any change-in-control severance benefits payable to an executive to avoid triggering any “excess parachute payments” under Section 280G of the Code. In addition, the Severance Plan administrator may delay the payment or issuance of any severance or change-in-control severance benefits for up to six months as necessary to avoid the imposition of additional tax under Section 409A of the Code.
Under the Severance Plan:
•“cause” generally means the participant’s: (i) refusal or failure to perform his duties with us or to comply in all respects with our policies or the policies of our affiliates after notice of a deficiency and failure to cure the deficiency within three business days following notice from us, unless he has delivered a bona fide notice of termination for Good Reason to us, and the reason for the termination has not been cured by us within 30 days of receipt of notice; (ii) engagement in illegal or unethical conduct that could be injurious to us or our affiliates; (iii) commitment of one or more acts of dishonesty; (iv) failure to follow a lawful directive from our CEO; or (v) indictment for any felony, or any misdemeanor involving dishonesty or moral turpitude.
•“change-in-control” generally means: (i) a merger or consolidation or a sale of all or substantially all of our assets unless more than 50% of the voting securities of the surviving or acquiring entity are held by our stockholders as of immediately prior to the transaction; (ii) the approval by our stockholders of the sale of all or substantially all of our assets; or (iii) without the prior approval of our Board, the acquisition by any person or group of securities representing beneficial ownership of 50% or more of our outstanding voting securities.

•“Good Reason” generally means, provided that the executive has provided us with notice of one of the following events within 15 days after it occurs, and we fail to cure the event within 30 days after receiving notice from the executive: (i) any material reduction by us in the participant’s annual salary; (ii) any requirement that the participant change his principal location of work to any location that is more than 40 miles from the address of our current principal executive offices; or (iii) any material change in the participant’s responsibilities.
Voluntary Resignation. Excluding a resignation for Good Reason during the period commencing upon a change-in-control and ending on the 36-month anniversary of the change-in-control, each participant has agreed to provide us with six months advance notice of his resignation in the event he wishes to voluntarily resign from his employment at any time during which the Severance Plan and his Severance Agreement are effective.
_______________
(1)    As of December 31, 2022, Mr. Levy was not entitled to any Basic Severance Benefits under the Severance Plan. In addition, as of December 31, 2022, Mr. Levy’s Change-in-Control Severance Benefits under the Severance Plan were limited to the acceleration of 50% of his unvested stock options and other equity-based awards upon a covered termination on or after a change-in-control.
Potential Payments Upon Termination or Change-in-Control
The tables below estimate the amounts payable to our NEOs (other than Mr. Duffy, whose employment with us terminated in August 2022) in the event that a change-in-control, termination of employment, or both occurred on December 30, 2022, the last business day of our fiscal year that ended December 31, 2022. The closing price of our common stock, as reported on the Nasdaq Global Select Market, was $147.95 per share on December 30, 2022, the last trading day of fiscal 2022. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change-in-control and/or the NEOs qualifying separation from Masimo.
Joe Kiani

	Termination
Executive Benefits, Payments and Acceleration of Vesting of Equity Awards	Upon Death	Upon Disability	By Masimo Without Cause or by Mr. Kiani for Good Reason	Change-In- Control (CIC) Without Termination and Two Years Post-CIC Continuous Service
Number of Equity Award Shares Accelerated	—	—	198,716	—

Value of Equity Award Shares Accelerated(1)	$—	$—	$23,721,368	$—
Special Payment - Value of Award Shares Vesting(2)(3)	399,465,000	399,465,000	399,465,000	399,465,000
Special Payment - Cash Payment(4)(5)	—	—	35,000,000	35,000,000
Other Cash Payments	1,871,679	1,871,679	5,447,948	—
Continuation of Benefits(6)	6,353	6,353	6,353	—
Total Cash Benefits and Payments	$401,343,032	$401,343,032	$463,640,669	$434,465,000
_______________
(1)Consists of the value of in-the-money stock options and 100% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. Kiani as of December 31, 2022, the vesting of which would be accelerated.
(2)Upon a Qualifying Termination or a termination of Mr. Kiani’s employment pursuant to his death or disability, all of the Award Shares subject to the RSU award granted to Mr. Kiani under the Amended CEO Agreement will become vested. The amount represents the value of 100% of the Award Shares subject to the RSU award based on the closing stock price of $147.95 per share on December 31, 2022, the last trading day of fiscal 2022.
(3)Subject to Mr. Kiani’s continuous employment following a change-in-control, 50% of the Award Shares will vest on each of the first two anniversaries of such change-in-control. The amount represents the value of the Award Shares subject to the RSU award based on the closing stock price of $147.95 per share on December 31, 2022, the last trading day of fiscal 2022.
(4)Upon a Qualifying Termination, we will pay to Mr. Kiani the Cash Payment as consideration for his agreement to comply with certain non-competition and non-solicitation obligations under a non-competition and confidentiality agreement between Masimo and Mr. Kiani, and Mr. Kiani will be subject to repayment to Masimo if he materially breaches any of such obligations.
(5)Subject to Mr. Kiani’s continuous employment following a change-in-control, 50% of the Cash Payment will vest and become payable on each of the first two anniversaries of such change-in-control.
(6)Presumes a remaining term of one year. Comprised of the cash equivalent of our cost of standard employee benefits, including health, dental and vision insurance for Mr. Kiani and his eligible dependents for 12 months, and life, accidental death and dismemberment and long-term disability insurance for Mr. Kiani for 12 months.

Micah Young

	Termination
Executive Benefits, Payments and Acceleration of Vesting of Equity Awards	By Masimo Without Cause Outside a Change-In- Control		By Masimo Without Cause or by Mr. Young for Good Reason in Connection with a Change-In- Control		Change-In- Control Without Termination
Number of Equity Award Shares Accelerated	—		19,871		9,935

Value of Equity Award Shares Accelerated	$—		$2,372,014	(1)	$1,186,007	(2)
Cash Payments	600,875		1,592,300		—
Continuation of Benefits(3)	25,932	(4)	27,577	(5)	—
Total Cash Benefits and Payments	$626,807		$3,991,891		$1,186,007
_______________
(1)Consists of the value of 100% of the in-the-money stock options and 100% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. Young as of December 31, 2022, the vesting of which would be accelerated.
(2)Consists of the value of 50% of the in-the-money stock options and 50% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. Young as of December 31, 2022, the vesting of which would be accelerated.
(3)Assumes that Mr. Young does not commence employment with another employer during the period from January 1, 2023 through December 30, 2023.
(4)Comprised of health, dental and vision insurance benefits for Mr. Young and his eligible dependents for 12 months.
(5)Comprised of health, dental and vision insurance benefits for Mr. Young and his eligible dependents for 12 months and life insurance for Mr. Young for 12 months.
Bilal Muhsin

	Termination
Executive Benefits, Payments and Acceleration of Vesting of Equity Awards	By Masimo Without Cause Outside a Change-In-Control		By Masimo Without Cause or by Mr. Muhsin for Good Reason in Connection with a Change-In- Control		Change-In- Control Without Termination
Number of Equity Award Shares Accelerated	—		49,372		24,686

Value of Equity Award Shares Accelerated(1)	$—		$3,932,087		$1,966,043	(2)
Cash Payments	627,000		1,711,320		—
Continuation of Benefits(3)	25,932	(4)	27,588	(5)	—
Total Cash Benefits and Payments	$652,932		$5,670,995		$1,966,043
_______________
(1)Consists of the value of 100% of the in-the-money stock options and 100% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. Muhsin as of December 31, 2022, the vesting of which would be accelerated.
(2)Consists of the value of 50% of the in-the-money stock options and 50% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. Muhsin as of December 31, 2022, the vesting of which would be accelerated.
(3)Assumes that Mr. Muhsin does not commence employment with another employer during the period from January 1, 2023 through December 30, 2023.
(4)Comprised of health, dental and vision insurance benefits for Mr. Muhsin and his eligible dependents for 12 months.
(5)Comprised of health, dental and vision insurance benefits for Mr. Muhsin and his eligible dependents for 12 months and life insurance for Mr. Muhsin for 12 months.

Tao Levy(1)

	Termination
Executive Benefits, Payments and Acceleration of Vesting of Equity Awards	By Masimo Without Cause Outside a Change-In- Control	By Masimo Without Cause or by Mr. Levy for Good Reason in Connection with a Change-In- Control		Change-In- Control Without Termination
Number of Equity Award Shares Accelerated	—	12,436		—

Value of Equity Award Shares Accelerated	$—	$1,338,507	(2)	$—
Cash Payments	—	—		—
Continuation of Benefits	—	—		—
Total Cash Benefits and Payments	$—	$1,338,507		$—
_______________
(1)As of December 31, 2022, Mr. Levy was not entitled to any Basic Severance Benefits under the Severance Plan. In addition, as of December 31, 2022, Mr. Levy’s Change-in-Control Severance Benefits under the Severance Plan were limited to the acceleration of 50% of his unvested stock options and other equity-based awards upon a covered termination on or after a change-in-control.
(2)Consists of the value of 50% of the in-the-money stock options and 50% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. Levy as of December 31, 2022, the vesting of which would be accelerated.
Tom McClenahan

	Termination
Executive Benefits, Payments and Acceleration of Vesting of Equity Awards	By Masimo Without Cause Outside a Change-In- Control		By Masimo Without Cause or by Mr. McClenahan for Good Reason in Connection with a Change-In-Control		Change-In- Control Without Termination
Number of Equity Award Shares Accelerated	—		19,871		9,935

Value of Equity Award Shares Accelerated	$—		$2,372,014	(1)	$1,186,007	(2)
Cash Payments	501,600		1,363,032		—
Continuation of Benefits(3)	25,932	(4)	27,544	(5)	—
Total Cash Benefits and Payments	$527,532		$3,762,590		$1,186,007
_______________
(1)Consists of the value of 100% of the in-the-money stock options and 100% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. McClenahan as of December 31, 2022, the vesting of which would be accelerated.
(2)Consists of the value of 50% of the in-the-money stock options and 50% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. McClenahan as of December 31, 2022, the vesting of which would be accelerated.
(3)Assumes that Mr. McClenahan does not commence employment with another employer during the period from January 1, 2023 through December 30, 2023.
(4)Comprised of health, dental and vision insurance benefits for Mr. McClenahan and his eligible dependents for 12 months.
(5)Comprised of health, dental and vision insurance benefits for Mr. McClenahan and his eligible dependents for 12 months and life insurance for Mr. McClenahan for 12 months.
Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K under the Exchange Act, we are providing the following information about the relationship of the annual total compensation of all employees of our company and the annual total compensation of our CEO, Mr. Kiani.
For 2022, our most recently completed fiscal year:
•the median of the annual total compensation of all employees of our Company (other than our CEO) was $105,076 (excluding any estimated health and retirement benefits); and
•the annual total compensation of our CEO, Mr. Kiani, was $16,511,436, as reported in the Summary Compensation Table.
Based on this information, for 2022, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 157 to 1. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

As explained by the SEC when it adopted Item 402(u), the rule was designed to allow stockholders to better understand and assess our compensation practices and pay ratio disclosures rather than to facilitate a comparison of this information from one company to another. However, the pay ratio rules provide companies with flexibility to select the methodology and assumptions used to identify the median employee, calculate the median employee’s compensation and estimate the pay ratio. As a result, our methodology may differ from those used by other companies, which likely will make it difficult to compare pay ratios with other companies, including those within our industry.
As permitted by SEC rules, for purposes of calculating the 2022 pay ratio, we used the same median employee identified for determining our 2020 CEO pay ratio. We excluded from our employee population the approximately 1,800 employees who were added to our organization through the acquisition of Sound United in April 2022. A new analysis will be conducted in 2023 for disclosure in 2024 which will include those Sound United employees that became employees of Masimo Corporation in connection with the acquisition. We determined that there had not been any changes to our employee population or compensation program that would significantly impact the pay ratio disclosure for 2022. We identified our median employee for the 2020 pay ratio analysis using the methodology and the material assumptions, adjustments, and estimates described below.
•To identify our median employee, we selected total cash compensation, which we calculated as annual base pay (using a reasonable estimate of the hours worked during 2020 for hourly employees and actual salary paid for our remaining employees) and the actual annual cash incentive awards earned for fiscal 2020, as the compensation measure to be used to compare the compensation of our employees for the 12-month period from January 1, 2020 through December 31, 2020.
•As of October 31, 2020, our employee population consisted of approximately 1,843 individuals, with approximately 1,229 employees in the United States and approximately 614 employees outside the United States. In determining this population, we considered the employees of our subsidiaries and all of our worldwide employees other than our CEO, whether employed on a full-time, part-time, temporary or seasonal basis. We did not include any contractors or other non-employee workers in our employee population.
•We annualized base pay for any full-time and part-time employees who commenced work during 2020.
•Using this approach, we selected the individual at the median of our employee population. Our median employee was a Supervisor, Document Control, based in the United States.
For purposes of our 2022 pay ratio, we calculated annual total compensation for this individual using the same methodology we use for our NEOs as set forth in our Summary Compensation Table.
We determined that such individual’s annual total compensation for the fiscal year ended December 31, 2022 was $105,076 (excluding any estimated retirement and health benefits).
Non-Employee Director Compensation
During fiscal 2022, our Non-Employee Director Compensation Policy provided for the following compensation:

Compensation Item(s):	Annual Amount
Annual Cash Retainer(1)
Board Service	$70,000
Audit Committee	12,500
Compensation Committee	10,000
Nominating, Compliance and Corporate Governance Committee	5,000
Committee Chairperson Annual Cash Retainer(2)
Audit Committee	$25,000
Compensation Committee	20,000
Nominating, Compliance and Corporate Governance Committee	15,000
Equity Awards(3)(4)
Restricted Share Units	$200,000

40

_______________
(1)    All annual cash retainers are payable on a quarterly basis in arrears. For Board committee members, excluding the Chairperson of each Board committee.
(2)    All annual cash retainers are payable on a quarterly basis in arrears.
(3)    Each year on the date of our annual meeting of stockholders, each non-employee director is granted an award of restricted share units (“RSUs”) with respect to shares of our common stock having a grant date fair value of $200,000, rounded down to the nearest whole share, which will vest on the earlier of the first anniversary of the grant date or the date of the next annual meeting of stockholders.
(4)    Our Non-Employee Director Compensation Policy also provides that all RSU awards granted to the non-employee directors pursuant to the policy will vest in full in the event of a change-in-control of Masimo.
(5)    The chart above illustrates the proportions of the base annual cash retainer paid to each non-employee Board member and the annual equity award granted to each non-employee Board member. Board member may be eligible for additional cash retainers for serving on various committees as well as for serving as a Committee Chairperson.
The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of our Board for the fiscal year ended December 31, 2022.

Fiscal 2022 Non-Employee Director Compensation Table:
Name(1)	Fees Earned or Paid in Cash	Stock Awards(2)(3)	Option Awards(4)	All Other Compensation	Total
H Michael Cohen	$105,000	$199,953	$—	$—	$304,953
Adam Mikkelson	97,500	199,953	—	—	297,453
Craig Reynolds	95,000	199,953	—	—	294,953
Julie A. Shimer, Ph.D.	97,500	199,953	—	—	297,453
_______________
(1)Our Chairman and CEO, Mr. Kiani, is not included in this table as he is an employee of Masimo and therefore receives no compensation for his service as a director. Mr. Kiani’s compensation is included in the “Summary Compensation Table” in this Item 11.
(2)These amounts generally represent the aggregate grant date fair value of the RSU awards granted to each listed non-employee director in fiscal 2022, computed in accordance with Financial Accounting Standard Board Accounting Standard Codification Topic 718 (“ASC Topic 718”). These amounts do not represent the actual amounts paid to or realized by the directors during fiscal 2022. The value as of the grant date for the RSU awards is calculated based on the number of RSUs at the grant date market price and is recognized once the requisite service period for the RSUs is satisfied. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 18 to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Stock-Based Compensation” included in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on March 1, 2023.
(3)As of December 31, 2022, each of out non-employee directors held RSU awards with respect to 922 shares of our common stock.
(4)As of December 31, 2022, none of our then serving non-employee directors held any options to purchase shares of our common stock other than Mr. Reynolds, who held options to purchase an aggregate of 50,000 shares.

APPENDIX A
SUPPLEMENTAL NON-GAAP FINANCIAL INFORMATION
The non-GAAP financial measures contained herein are a supplement to the corresponding financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The non-GAAP financial measures presented exclude the items described below. Management believes that adjustments for these items assist investors in making comparisons of period-to-period operating results or that these items are not indicative of the Company’s on-going core operating performance.
The Company has presented the following non-GAAP measures to assist investors in understanding the Company’s financial performance for fiscal 2022: (i) non-GAAP product revenue, (ii) non-GAAP operating profit, (iii) non-GAAP net income earnings per diluted share.
Management believes non-GAAP product revenue, non-GAAP operating profit and non-GAAP net income per diluted per share are important measures in the evaluation of the Company’s performance and uses these measures to better understand and evaluate our business.
The non-GAAP financial measures reflect adjustments for the following items, as well as the related income tax effects thereof:
Constant currency revenue adjustments
Some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary significantly from period-to-period depending on the average and quarter-end exchange rates during a respective period. We believe that comparing these foreign currency denominated revenues by holding the exchange rates constant with the prior year period is useful to management and investors in evaluating our product revenue growth rates on a period-to-period basis. We anticipate that fluctuations in foreign exchange rates and the related constant currency adjustments for calculation of our product revenue growth rate will continue to occur in future periods.
Royalty and other revenue, net of related costs
We derive royalty and other revenue, net of related costs, from certain non-recurring contractual arrangements that we do not expect to continue in the future. We believe the exclusion of royalty and other revenue, net of related costs, associated with these non-recurring revenue streams is useful to management and investors in evaluating the performance of our ongoing operations on a period-to-period basis.
Acquisition, integration and related costs
These transactions represent gains, losses, and other related costs associated with acquisitions, integrations, investments and divestitures. These items also include, but are not limited to, amortization and depreciation of intangible assets, asset impairments, and in-process research and development. We believe that the exclusion of these items is useful to management and investors in evaluating the performance of our ongoing operations on a period-to-period basis.
Litigation related expenses, settlements and awards
These transactions represent gains, losses, and other related costs associated with certain litigation matters, which can vary in their characteristics, frequency and significance to our operating results. We believe that the exclusion of these items is useful to management and investors in evaluating the performance of our ongoing operations on a period-to-period basis.
Other adjustments
In the event there are gains, losses and other adjustments which impact period-to-period comparability and do not represent the underlying ongoing results of the business, the Company may choose to exclude these from non-GAAP earnings.
Realized and unrealized gains or losses
These transactions represent gains, losses, and other related costs associated with foreign currency denominated transactions and investments. As the Company does not actively hedge these currency exposures, changes in the underlying currency rates relative to the U.S. Dollar may result in realized and unrealized foreign currency gains and losses between the time these receivables and payables arise and the time that they are settled in cash. Unrealized and realized gains and losses on investments may impact the Company’s reported results of operations for a period. These items are highly variable, difficult to predict and outside the control of those responsible for the underlying operations of the business. We believe that exclusion of these items is useful to management and investors in evaluating the performance of our ongoing operations on a period-to-period basis.
Tax impact of non-GAAP adjustments
In order to reflect the tax effected impact of the non-GAAP adjustments, the Company will adjust the non-GAAP earnings by the approximate tax impact of these adjustments.
Excess tax benefits from stock-based compensation expense
GAAP requires that excess tax benefits recognized on stock-based compensation expense be reflected in our provision for income taxes rather than paid-in capital. As these excess tax benefits may be highly variable from period-to-period, the Company may choose to exclude these tax benefits from non-GAAP earnings to facilitate comparability between periods and with peers.
These non-GAAP financial measures have certain limitations in that they do not reflect all of the costs or benefits associated with the operations of the Company’s business as determined in accordance with GAAP. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. The non-GAAP financial measures presented by the Company may be different from the non-GAAP financial measures used by other companies.

APPENDIX A
SUPPLEMENTAL FINANCIAL INFORMATION

RECONCILIATION OF GAAP PRODUCT REVENUE TO
NON-GAAP PRODUCT REVENUE

(unaudited in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2017
GAAP product revenue	$2,035.8	$1,239.2	$1,143.7	$937.8	$858.3	$790.2
Non-GAAP adjustments:
Other adjustments	—	—	—	(1.4)	(28.4)	(52.0)
Total non-GAAP adjustments	—	—	—	(1.4)	(28.4)	(52.0)
Non-GAAP product revenue	$2,035.8	$1,239.2	$1,143.7	$936.4	$829.9	$738.2

APPENDIX A
SUPPLEMENTAL FINANCIAL INFORMATION

RECONCILIATION OF GAAP OPERATING PROFIT TO
NON-GAAP OPERATING PROFIT(1)

(unaudited in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2017
GAAP operating profit	$210.0	$275.8	$255.8	$221.2	$208.0	$183.8
Non-GAAP adjustments:
Acquired tangible asset amortization	59.4	0.5	—	—	—	—
Acquire intangible asset amortization	25.5	6.1	4.4	1.4	1.4	1.6
Acquisition, integration and related costs	38.4	3.1	3.8	3.3	—	—
Litigation related expenses, settlements and awards	28.7	6.0	(0.5)	—	0.4	—
Other adjustments	—	3.4	—	(1.3)	(27.7)	(48.4)
Total non-GAAP adjustments for operating profit	152.0	19.1	7.7	3.4	(25.9)	(46.8)
Non-GAAP operating profit	$362.2	$294.8	$263.6	$224.7	$182.2	$137.0
_______________
(1)    May not foot due to rounding.

APPENDIX A
SUPPLEMENTAL FINANCIAL INFORMATION

RECONCILIATION OF GAAP NET INCOME PER DILUTED SHARE TO
NON-GAAP NET INCOME PER DILUTED SHARE(1)

(in dollars)	Fiscal 2022	Fiscal 2021	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2017
GAAP net income per diluted share	$2.60	$3.98	$4.14	$3.44	$3.45	$2.23
Non-GAAP adjustments:
Acquired tangible asset amortization	1.08	0.01	—	—	—	—
Acquired intangible asset amortization	0.46	0.11	0.08	0.03	0.03	0.03
Acquisition, integration and related costs	0.70	0.05	0.07	0.06	—	—
Litigation related expenses, settlements and awards	0.52	0.10	(0.01)	—	0.01	—
Other adjustments	(0.02)	0.06	—	(0.02)	(0.49)	(0.87)
Realized and unrealized gains and losses	(0.10)	0.03	(0.05)	0.01	0.04	—
Financing related adjustments	0.03	—	—	—	—	—
Tax impact of non-GAAP net income adjustments	(0.64)	(0.06)	(0.11)	(0.01)	0.10	0.29
Excess tax benefits from stock-based compensation	(0.04)	(0.28)	(0.52)	(0.27)	(0.39)	(0.70)
Tax related adjustments	—	—	—	—	(0.09)	0.74
Total non-GAAP adjustments	1.99	0.01	(0.53)	(0.21)	(0.80)	(0.51)
Non-GAAP net income per diluted share	$4.59	$3.99	$3.60	$3.22	$2.65	$1.73
Weighted average shares outstanding-diluted	55.2	57.7	58.0	57.1	56.0	55.9
________________
(1)    May not foot due to rounding.

APPENDIX B
SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES
FOR FISCAL 2022 EXECUTIVE BONUS INCENTIVE PLAN
The non-GAAP financial measures contained herein are a supplement to the corresponding financial measures prepared in accordance with GAAP. These non-GAAP financial measures make adjustments for the items described below. Management and the Compensation Committee believe that adjustments assist the Compensation Committee and investors in assessing true Company performance against Adjusted Product Revenue and non-GAAP earnings per share (EPS) targets that were established under the fiscal 2022 Executive Bonus Incentive Plan based on the fiscal 2022 business plan that existed at the time the performance targets were established on February 22, 2022.
Fiscal 2022 Adjusted Product Revenue and non-GAAP EPS reflect adjustments for the following items, as well as the related income tax effects thereof, if any:
Plan F/X adjustments
Some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary significantly from period-to-period depending on the average and quarter-end exchange rates during a respective period. We believe that comparing these foreign currency denominated revenues by holding the exchange rates constant with the prior year period is useful to management and investors in evaluating our product revenue growth rates on a period-to-period basis. We anticipate that fluctuations in foreign exchange rates and the related constant currency adjustments for calculation of our product revenue growth rate will continue to occur in future periods.
Acquisition, integration and related costs
These transactions represent gains, losses, and other related costs associated with acquisitions, integrations, investments and divestitures. These items also include, but are not limited to, amortization and depreciation of intangible assets, asset impairments, and in-process research and development. We believe that the exclusion of these items is useful to management and investors in evaluating the performance of our ongoing operations on a period-to-period basis.
Litigation related expenses, settlements and awards
These transactions represent gains, losses, and other related costs associated with certain litigation matters, which can vary in their characteristics, frequency and significance to our operating results. We believe that the exclusion of these items is useful to management and investors in evaluating the performance of our ongoing operations on a period-to-period basis.
Other adjustments
In the event there are gains, losses and other adjustments which impact period-to-period comparability and do not represent the underlying ongoing results of the business, the Company may choose to exclude these from non-GAAP earnings.
Realized and unrealized gains or losses
These transactions represent gains, losses, and other related costs associated with foreign currency denominated transactions and investments. As the Company does not actively hedge these currency exposures, changes in the underlying currency rates relative to the U.S. Dollar may result in realized and unrealized foreign currency gains and losses between the time these receivables and payables arise and the time that they are settled in cash. Unrealized and realized gains and losses on investments may impact the Company’s reported results of operations for a period. These items are highly variable, difficult to predict and outside the control of those responsible for the underlying operations of the business. We believe that exclusion of these items is useful to management and investors in evaluating the performance of our ongoing operations on a period-to-period basis.
Tax impact of non-GAAP adjustments
In order to reflect the tax effected impact of the non-GAAP adjustments, the Company will adjust the non-GAAP earnings by the approximate tax impact of these adjustments.
Excess tax benefits from stock-based compensation expense
GAAP requires that excess tax benefits recognized on stock-based compensation expense be reflected in our provision for income taxes rather than paid-in capital. As these excess tax benefits may be highly variable from period-to-period, the Company may choose to exclude these tax benefits from non-GAAP earnings to facilitate comparability between periods and with peers.
These non-GAAP financial measures have certain limitations in that they do not reflect all of the costs or benefits associated with the operations of the Company’s business as determined in accordance with GAAP. Therefore, investors should consider these supplemental non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures presented by the Company may be different from non-GAAP financial measures used by other companies.

APPENDIX B
SUPPLEMENTAL FINANCIAL INFORMATION
FOR FISCAL 2022 EXECUTIVE BONUS INCENTIVE PLAN

RECONCILIATION OF GAAP PRODUCT REVENUE TO ADJUSTED PRODUCT REVENUE
(unaudited)

(in millions)	Fiscal 2022
GAAP product revenue	$2,035.8
Executive bonus incentive plan adjustments:
Acquisition related	(695.4)
Foreign exchange adjustments to plan rates	20.8
Total executive bonus incentive plan adjustments	(674.6)
Adjusted product revenue for fiscal 2022 executive bonus incentive plan	$1,361.2

APPENDIX B
SUPPLEMENTAL FINANCIAL INFORMATION
FOR FISCAL 2022 EXECUTIVE BONUS INCENTIVE PLAN

RECONCILIATION OF GAAP TO ADJUSTED NON-GAAP EPS(1)
(unaudited)

(in dollars)	Fiscal 2022
GAAP EPS	$2.60
Non-GAAP adjustments:
Acquired tangible asset amortization	1.08
Acquired intangible asset amortization	0.46
Acquisition, integration and related costs	0.70
Litigation related expenses, settlements and awards	0.52
Other adjustments	(0.02)
Realized and unrealized gains and losses	(0.10)
Financing related adjustments	0.03
Tax impact of non-GAAP net income adjustments	(0.64)
Excess tax benefits from stock-based compensation	(0.04)
Total non-GAAP adjustments	1.99
Non-GAAP EPS	4.59
Executive bonus incentive plan adjustments:
Acquisition related	(0.47)
Share repurchases	(0.10)
Foreign exchange adjustments to plan rates	0.20
Total executive bonus incentive plan adjustments	(0.37)
Adjusted non-GAAP EPS for fiscal 2022 executive bonus incentive plan	$4.22
________________
(1)    May not foot due to rounding.

APPENDIX C
SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES
FOR FISCAL 2022 EXECUTIVE PSU AWARDS
The non-GAAP financial measures contained herein are a supplement to the corresponding financial measures prepared in accordance with GAAP. These non-GAAP financial measures make adjustments for the items described below. Management and the Compensation Committee believe that adjustments assist the Compensation Committee and investors in assessing true Company performance against Adjusted Product Revenue and non-GAAP Operating Margin targets that were established under the fiscal 2022 Executive Bonus Incentive Plan based on the fiscal 2022 business plan that existed at the time the performance targets were established on February 22, 2022.
Fiscal 2022 Adjusted Product Revenue and non-GAAP Operating Margin reflect adjustment for the following items, as well as the related income tax effects thereof, if any:
Plan F/X adjustments
Some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary significantly from period-to-period depending on the average and quarter-end exchange rates during a respective period. We believe that comparing these foreign currency denominated revenues by holding the exchange rates constant with the prior year period is useful to management and investors in evaluating our product revenue growth rates on a period-to-period basis. We anticipate that fluctuations in foreign exchange rates and the related constant currency adjustments for calculation of our product revenue growth rate will continue to occur in future periods.
Acquisition, integration and related costs
These transactions represent gains, losses, and other related costs associated with acquisitions, integrations, investments and divestitures. These items also include, but are not limited to, amortization and depreciation of intangible assets, asset impairments, and in-process research and development. We believe that the exclusion of these items is useful to management and investors in evaluating the performance of our ongoing operations on a period-to-period basis.
Litigation related expenses, settlements and awards
These transactions represent gains, losses, and other related costs associated with certain litigation matters, which can vary in their characteristics, frequency and significance to our operating results. We believe that the exclusion of these items is useful to management and investors in evaluating the performance of our ongoing operations on a period-to-period basis.
Other adjustments
In the event there are gains, losses and other adjustments which impact period-to-period comparability and do not represent the underlying ongoing results of the business, the Company may choose to exclude these from non-GAAP earnings.
Realized and unrealized gains or losses
These transactions represent gains, losses, and other related costs associated with foreign currency denominated transactions and investments. As the Company does not actively hedge these currency exposures, changes in the underlying currency rates relative to the U.S. Dollar may result in realized and unrealized foreign currency gains and losses between the time these receivables and payables arise and the time that they are settled in cash. Unrealized and realized gains and losses on investments may impact the Company’s reported results of operations for a period. These items are highly variable, difficult to predict and outside the control of those responsible for the underlying operations of the business. We believe that exclusion of these items is useful to management and investors in evaluating the performance of our ongoing operations on a period-to-period basis.
Tax impact of non-GAAP adjustments
In order to reflect the tax effected impact of the non-GAAP adjustments, the Company will adjust the non-GAAP earnings by the approximate tax impact of these adjustments.
Excess tax benefits from stock-based compensation expense
GAAP requires that excess tax benefits recognized on stock-based compensation expense be reflected in our provision for income taxes rather than paid-in capital. As these excess tax benefits may be highly variable from period-to-period, the Company may choose to exclude these tax benefits from non-GAAP earnings to facilitate comparability between periods and with peers.
These non-GAAP financial measures have certain limitations in that they do not reflect all of the costs or benefits associated with the operations of the Company’s business as determined in accordance with GAAP. Therefore, investors should consider these supplemental non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures presented by the Company may be different from non-GAAP financial measures used by other companies.

APPENDIX C
SUPPLEMENTAL FINANCIAL INFORMATION
FOR FISCAL 2022 EXECUTIVE PSU AWARDS

RECONCILIATION OF GAAP PRODUCT REVENUE TO ADJUSTED PRODUCT REVENUE
(unaudited)

(in millions)	Fiscal 2022
GAAP product revenue	$2,035.8
Executive PSU awards adjustments:
Acquisition related	(695.4)
Foreign exchange adjustments to plan rates	16.0
Total executive PSU awards adjustments	(679.4)
Adjusted product revenue for fiscal 2022 executive PSU awards	$1,356.4

APPENDIX C
SUPPLEMENTAL FINANCIAL INFORMATION
FOR FISCAL 2022 EXECUTIVE PSU AWARDS

RECONCILIATION OF GAAP TO ADJUSTED NON-GAAP OPERATING MARGIN(1)
(unaudited)

(in percentages)	Fiscal 2022
GAAP operating margin	10.3%
Non-GAAP adjustments:
Acquired tangible asset amortization	2.9
Acquired intangible asset amortization	1.3
Acquisition, integration and related costs	1.9
Litigation related expenses, settlements and awards	1.4
Total non-GAAP adjustments	7.5
Subtotal	17.8%
Executive PSU awards adjustments:
Acquisition related	4.9
Foreign exchange adjustments to plan rates	0.6
Total executive PSU awards adjustments	5.5%
Adjusted non-GAAP operating margin for fiscal 2022 executive PSU awards	23.3%
________________
(1)    May not foot due to rounding.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth additional information as of December 31, 2022 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2022. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(3)	5,077,867	$83.85	5,088,368
Equity compensation plans not approved by stockholders(4)	—	—	—
Total	5,077,867	$83.85	5,088,368
______________
(1)Includes 3,091,665 RSUs and PSUs that were unvested and outstanding as of December 31, 2022.
(2)The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs and PSUs, which have no exercise price.
(3)Comprised of the 2007 Stock Incentive Plan and the 2017 Equity Incentive Plan.
(4)As of December 31, 2022, we did not have any equity compensation plans that were not approved by our stockholders.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of March 31, 2023, with respect to the beneficial ownership of shares of our common stock by:
•each person or group known to us to be the beneficial owner of more than five percent of our common stock;
•each of our directors;
•each of our NEOs; and
•all of our current directors and executive officers as a group.
This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of March 31, 2023. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
Applicable percentage ownership is based on 52,779,770 shares of common stock outstanding as of March 31, 2023, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to equity awards that are either currently exercisable, or that will become exercisable or otherwise vest on or before May 30, 2023, which is 60 days after March 31, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Masimo Corporation, 52 Discovery, Irvine, California 92618.

	Beneficial Ownership of Common Stock
Name	Number of Shares	Percent of Class(1)
5% Stockholders:
Joe Kiani(2)	4,368,415	8.1%
BlackRock, Inc.(3)	5,956,832	11.3%
The Vanguard Group(4)	4,855,501	9.2%
Politan Capital Management, LP(5)	4,739,963	9.0%
FMR, LLC(6)	5,456,343	10.3%

Named Executive Officers and Directors:
Joe Kiani(2)	4,368,415	8.1%
Micah Young(7)	55,544	*
Bilal Muhsin(8)	163,787	*
Tao Levy(9)	68,952	*
Tom McClenahan(10)	115,846	*
Kevin Duffy(11)	—	*
H Michael Cohen	2,388	*
Adam Mikkelson	2,673	*
Craig Reynolds	55,222	*
Julie A. Shimer, Ph.D.	2,975	*
Total Shares Beneficially Owned By Current Executive Officers and Directors (10 persons)(13)	4,836,700	9.0%
______________
*    Less than one percent.
(1)For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of shares of common stock outstanding as of March 31, 2023, plus the number of shares of common stock that such person or group had the right to acquire within 60 days after March 31, 2023.
(2)Comprised of 359,690 shares held directly, 51,735 shares held by Mr. Kiani’s spouse, 2,250,291 shares held in one trust for which Mr. Kiani is the sole trustee, 765,737 shares held in three trusts for which Mr. Kiani is not the trustee, options to purchase 930,596 shares of Masimo common stock that were exercisable as of March 31, 2023 or that have or will become exercisable within 60 days after March 31, 2023, and 10,366 shares held for the Reporting Person’s account under the Masimo Retirement Savings Plan. As of March 31, 2023, an aggregate of 400,000 shares of common stock owned by a family trust and beneficially owned by Mr. Kiani were pledged as collateral for a personal loan. See “Executive Compensation—Compensation Discussion and Analysis—Other Compensation Policies and Practices—Hedging and Pledging Policies” included in this Annual Report on Form 10-K.
(3)BlackRock, Inc. (“BlackRock”) filed a Schedule 13G/A on January 26, 2023, reporting that it had sole voting power with respect to 5,644,180 shares, sole dispositive power with respect to 5,956,832 shares, and beneficial ownership of an aggregate of 5,956,832 shares in its capacity as a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act. BlackRock’s address is 55 East 52nd Street, New York, New York 10055.
(4)The Vanguard Group (“Vanguard”) filed a Schedule 13G/A on February 9, 2023, reporting that it had shared voting power with respect to 38,738 shares, sole dispositive power with respect to 4,748,218 shares, shared dispositive power with respect to 107,283 shares and beneficial ownership of an aggregate of 4,855,501 shares in its capacity as an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) under the Exchange Act. Vanguard’s address is 100 Vanguard Blvd., Malvern, PA 19355.
(5)Includes shares held by Politan Capital Management LP (“Politan LP”), Politan Capital Management GP LLC (“Politan Management”); Politan Capital Partners GP LLC (“Politan GP”); and Quentin Koffey (together with Politan LP, Politan Management and Politan GP, “Politan”). Politan filed a Schedule 13D/A on March 13, 2023, reporting that it had shared voting and dispositive power with respect to 4,739,963 shares, and beneficial ownership of an aggregate of 4,739,963. Politan’s address is c/o Schulte Roth & Zabel LLP, 919 Third Avenue, Suite 2300, New York, New York 10022.
(6)FMR LLC (“FMR”) filed a Schedule 13G on January 10, 2023, reporting that it had sole dispositive power with respect to 5,456,343 shares. FMR’s address is 245 Summer Street, Boston, Massachusetts 02210.
(7)Comprised of 20,195 shares of our common stock held directly and options to purchase 35,349 shares of common stock that are exercisable within 60 days after March 31, 2023.
(8)Comprised of 23,895 shares of our common stock held directly and options to purchase 139,892 shares of common stock that are exercisable within 60 days after March 31, 2023.
(9)Comprised of 20,895 shares of our common stock held directly and options to purchase 48,057 shares of common stock that are exercisable within 60 days after March 31, 2023.
(10)Comprised of 33,789 shares of our common stock held directly and options to purchase 82,057 shares of common stock that are exercisable within 60 days after March 31, 2023.
(11)Mr. Duffy’s employment with us commenced on April 11, 2022 and was terminated without cause effective August 5, 2022.

(12)Comprised of 5,222 shares of common stock held directly, options to purchase 50,000 shares of common stock that are exercisable within 60 days after March 31, 2023.
(13)Comprised of shares included under “Named Executive Officers and Directors” and 898 shares of common stock owned directly one of our other executive officers.

ITEM 13.     Certain Relationships And Related Transactions And Director Independence
Related Person Transactions Policy and Procedures
We adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of transactions with related persons. For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) and any “related person” were, are or will be participants involving an amount that exceeds $120,000. For purposes of the policy, a related person is:
•any person who is or was a director or executive of ours since the beginning of our immediately preceding fiscal year or an immediate family member of, or person sharing a household with, any of the foregoing individuals;
•any person known by us to be the beneficial owner of more than five percent of any class of our outstanding voting securities or, if the beneficial owner is an individual, an immediate family member of, or person sharing a household with, any of the foregoing individuals; and
•any firm, corporation or other entity in which any of the foregoing individuals is employed or is a general partner or principal or in a similar position, or in which any of the foregoing individuals has a five percent or greater beneficial interest.
Under the policy, prior to entering into a related person transaction, our legal department must present information regarding the proposed related person transaction to our Nominating, Compliance and Corporate Governance Committee for approval at its next regularly scheduled meeting (or, where our legal department, in consultation with our CEO or CFO, determines that it is not practicable or desirable to wait until the next meeting of the Nominating, Compliance and Corporate Governance Committee, to the Chairperson of our Nominating, Compliance and Corporate Governance Committee, who is authorized under the policy to act on behalf of the Nominating, Compliance and Corporate Governance Committee with respect to matters covered by the policy between meetings of the Nominating, Compliance and Corporate Governance Committee).
To identify proposed related person transactions in advance, our legal department relies on information supplied by our directors, executive officers or business unit or function/department leader responsible for the proposed related person transaction. In considering related person transactions, the Nominating, Compliance and Corporate Governance Committee (or the Chairperson of the Nominating, Compliance and Corporate Governance Committee) takes into account all relevant facts and circumstances related to the proposed transaction. In the event a member of the Nominating, Compliance and Corporate Governance Committee, or any immediate family member or affiliate of a member of the Nominating, Compliance and Corporate Governance Committee is the related person, such member of the Nominating, Compliance and Corporate Governance Committee is prohibited from participating in any review, consideration or approval of the related person transaction. The policy requires that the Nominating, Compliance and Corporate Governance Committee will only approve a related person transaction if it determines that the transaction is in, or is not inconsistent with, our best interests and the best interests of our stockholders.
Under the policy, the following related person transactions are deemed to be pre-approved by the Nominating, Compliance and Corporate Governance Committee regardless of the amount involved:
•employment and compensation of our executive officers, subject to certain exceptions;
•compensation of our directors, subject to certain exceptions;
•certain transactions between us and an unrelated third party entity in which the related person’s only relationship with the third party is as an employee (other than an executive officer), director or beneficial owner of less than 10% of the other entity’s shares, subject to certain limitations;
•certain contributions to the Masimo Foundation and certain other charitable contributions; and
•transactions in which all of our stockholders receive the same benefit on a pro rata basis.
The policy also permits our Nominating, Compliance and Corporate Governance Committee to ratify, amend, rescind or terminate any related person transaction that is not pre-approved in accordance with the terms above.
Transactions With Related Persons
The following is a description of transactions or series of transactions since January 1, 2022, or any currently proposed transaction, to which we were or are to be a participant in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Executive Compensation—Employment Arrangements with Named Executive Officers” above.
Cercacor Laboratories, Inc.
Cercacor Laboratories, Inc. (“Cercacor”) is an independent entity spun off from us to our stockholders in 1998. Joe Kiani, our Chairman and CEO, is also the Chairman and CEO of Cercacor. Mr. Kiani receives a separate salary and equity compensation from Cercacor in his capacity as an employee of Cercacor.
We are a party to a cross-licensing agreement with Cercacor effective January 1, 2007 (the “Cross-Licensing Agreement”), which governs each party’s rights to certain of the intellectual property held by the two companies. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. Pursuant to the Cross-Licensing Agreement, we are currently subject to certain specific minimum royalty payment obligations of $5.0 million per year. Actual aggregate royalty payment liabilities payable to Cercacor were approximately $16.9 million for fiscal 2022.
We have also entered into a services agreement with Cercacor effective January 1, 2007 (the “Services Agreement”), which governs certain general and administrative services we provide to Cercacor. Pursuant to the Services Agreement, Cercacor paid us approximately $0.4 million for general and administrative services rendered in fiscal 2022.
In December 2019, we entered into a lease agreement with Cercacor for approximately 34,000 square feet of office, research and development space at one of our owned facilities in Irvine, California (the “Cercacor Lease”). The Cercacor Lease expires on December 31, 2024. We recognized approximately $1.2 million of lease income pursuant to the Cercacor Lease during fiscal 2022.
Prior to our initial public offering in August 2007, our stockholders owned approximately 99.9% of the outstanding capital stock of Cercacor, and we believe that as of March 31, 2023, a number of stockholders of Cercacor continued to own shares of our common stock. Mr. Kiani is the only stockholder of Cercacor that owns five percent or our outstanding voting stock.
Masimo Foundation For Ethics, Innovation and Competition In Healthcare
Mr. Kiani is also the Chairman, and one of his family members is a Director, of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (the “Masimo Foundation”), a non-profit organization which was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. Our Executive Vice President (“EVP”) and CFO serves as the Treasurer of the Masimo Foundation and our EVP, General Counsel and Corporate Secretary serves as the Secretary of the Masimo Foundation. For the fiscal year ended December 31, 2022, we made approximately $1.0 million in cash contributions to the Masimo Foundation. In addition, for the year ended December 31, 2022, we made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
Like Minded Media Ventures
Mr. Kiani is also the co-founder and a member of the Board of Directors of Like Minded Media Ventures (“LMMV”), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. We entered into a marketing service agreement with LMMV in 2020 for audiovisual production services promoting brand awareness, including television commercials and digital advertising (the “Marketing Service Agreement”). During the fiscal year ended December 31, 2022, we incurred $1.4 million in marketing expenses payable to LMMV under the Marketing Service Agreement. As of December 31, 2022, there was no amount due to LMMV for services rendered.
Independence of the Board of Directors
Our Board has the responsibility for establishing corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operations. As required under the rules and listing standards of The Nasdaq Stock Market LLC (the “Nasdaq Rules”), a majority of the members of our Board must qualify as “independent” as affirmatively determined by our Board. Our Board consults with our legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent” including those set forth in applicable Nasdaq Rules. Consistent with these considerations, after review of all relevant transactions or relationships between each director, and the director’s family members and Masimo, our senior management, and our independent registered public accounting firm, our Board has determined that all of our directors other than Mr. Kiani are independent, as that term is defined in Nasdaq Listing Rule 5605(a)(2), and that all member of the Audit and the Compensation Committee members meet the heightened independence standards applicable to such committees.

Indemnification Agreements with Directors and Executive Officers
We have entered into indemnity agreements with our directors and executive officers under which we agreed to indemnify those individuals under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines, settlements and any other amounts they may be required to pay in actions, suits or proceedings which they are or may be made a party or threatened to be made a party by reason of their respective position as a director, officer or other agent of ours, and otherwise to the fullest extent permitted under Delaware law and our Bylaws. We also have an insurance policy covering our directors and executive officers with respect to certain liabilities, including liabilities arising under the Securities Act of 1933, as amended, or otherwise. We believe that these provisions and insurance coverage are necessary to attract and retain qualified directors, officers and other key employees.

Item 14.     Principal Accounting Fees and Services
Audit Committee Pre-approval Policies and Procedures
The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Grant Thornton LLP. The policy generally pre-approves specified services in the defined categories of audit, audit-related and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. By the adoption of this policy, the Audit Committee has delegated the authority to pre-approve services to the Chairperson of the Audit Committee, subject to certain limitations.
The Audit Committee has determined that the rendering of the services other than audit services by Grant Thornton LLP is compatible with maintaining the independent registered public accounting firm’s independence.
Principal Accounting Fees and Services
The following table represents aggregate fees billed to Masimo for the fiscal years ended December 31, 2022 and January 1, 2022 by Grant Thornton LLP, our independent registered public accounting firm for such periods. All fees described below were approved by the Audit Committee.

	Fiscal Year Ended
Fees	December 31, 2022	January 1, 2022
Audit Fees(1)	$4,404,388	$2,238,944
Audit-Related Fees(2)	39,222	37,212
Tax Fees(3)	39,075	36,267
All Other Fees(4)	6,000	—
Total Fees	$4,488,685	$2,312,423
______________
(1)Audit fees consist of fees billed for services rendered for the audit of our consolidated annual financial statements, including performance of the attestation procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings or engagements.
(2)Audit-related fees consist of fees for assurance and related services performed by our independent registered public accounting firm and include fees reasonably related to the performance of the audit of our U.S. retirement savings plan..
(3)Tax fees consist of fees related to certain U.S. state and local tax preparation and consultation services.
(4)All other fees primarily consist of fees associated with other mandatory filings.

PART IV
Item 15.     Exhibits, Financial Statements Schedules
(a)(1) Financial Statements
No financial statements are filed with this Amendment No. 1. See the Consolidated Financial Statements of Masimo Corporation and Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm (PCAOB ID 248), located in Newport Beach, California, included in the Original Form 10-K beginning on page F-1 thereof.
(a)(2) Financial Statement Schedules
No financial statement schedules are filed with this Amendment No. 1. See the financial statement schedule included in the Original Form 10-K beginning on page F-1 thereof.
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

4.4*	Description of Securities of Masimo Corporation

10.1(2)#	Form of Indemnity Agreement between the Registrant and its officers and directors (Exhibit 10.1)

10.2(7)#	Amended and Restated Employment Agreement, dated November 4, 2015, between Joe Kiani and the Registrant (Exhibit 10.1)

10.3(8)	First Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated July 27, 2017, by and between Masimo Corporation and Joe Kiani (Exhibit 10.1)

10.4 (9)	Second Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated January 14, 2022, by and between Masimo Corporation and Joe Kiani (Exhibit 99.1)

10.5(10)#	Offer Letter, dated March 31, 2011 between Tom McClenahan and the Registrant (Exhibit 10.7)

10.6(11)#	Offer Letter, dated September 22, 2017, between the Company and Micah Young (Exhibit 10.1)

10.7(7)#	Restricted Share Unit Award Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.2)

10.8(7)#	Equity-Holder Non-Competition and Confidentiality Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.3)

10.9(12)#	Amended and Restated 2007 Severance Protection Plan and Summary Plan Description, effective December 31, 2008 (Exhibit 10.11)

10.10(13)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 3, 2014, by and between the Registrant and Tom McClenahan (Exhibit 10.21)

10.11(2)#	2007 Stock Incentive Plan of the Registrant, and forms of agreements related thereto (Exhibit 10.33)

Exhibit Number	Description of Document

10.12(14)#	Masimo Corporation 2017 Equity Incentive Plan (Exhibit 10.1)

10.13(15)#	Masimo Corporation Executive Bonus Incentive Plan (Appendix D)

10.14(16)‡	Manufacturing and Purchase Agreement, dated October 2, 2008, by and between Analog Devices, Inc. and the Registrant (Exhibit 10.3)

10.15(6)†	Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (Exhibit 10.2)

10.16(6)†	Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (Exhibit 10.1)

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

10.30(22)+	Settlement Agreement, dated November 5, 2016, by and between Masimo Corporation, Masimo International Technologies SARL and Masimo International SARL and Koninklijke Philips N.V. (Exhibit 10.1)

10.31(10)	Credit Agreement dated as of December 17, 2018, among Masimo Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.42)

10.32(23)#	Offer Letter, dated April 17, 2002, between the Company and Bilal Muhsin (Exhibit 10.1)

10.33(23)#	Offer Letter, dated December 15, 2017, between the Company and Tao Levy (Exhibit 10.2)

10.34(23)#	2007 Severance Protection Plan Participation Agreement, dated March 26, 2018, by and between the Company and Bilal Muhsin (Exhibit 10.3)

Exhibit Number	Description of Document

10.35(23)#	2007 Severance Protection Plan Participation Agreement, dated March 16, 2018, by and between the Company and Tao Levy (Exhibit 10.4)

10.36(5)†	Purchase and Sale Agreement, dated February 14, 2022, by and between Masimo Canada, ULC and Keltic (Prior) Development Limited Partnership (Exhibit 10.37)

10.37(24)#	Offer Letter, dated April 1, 2022, between the Company and Blair Tripodi (Exhibit 10.1)

10.38(24)#	Amended and Restated 2007 Severance Protection Plan, Limited Participation Agreement, dated September 16, 2022 between the Company and Blair Tripodi (Exhibit 10.2)

10.39(25)	Credit Agreement dated as of April 11, 2022 among Masimo Corporation, as the Borrower, the Lenders and issuing banks party hereto and Citibank, N.A. as Administrative Agent (Exhibit 10.1)

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

10.52(6)	Guarantee, dated as of October 11, 2020, between Sound United, LLC and Harman International Industries, Incorporated (Exhibit 10.15)

10.53(16)†	Lease agreement, dated as of August 15, 2022, by and between SJ Holdings SDN BHD, and Masimo Medical Technologies (Malaysia) SDN BHD (Exhibit 10.4)

10.54(16)†	Monetary Consumption Loan Agreement Certificate, dated June 30, 2019, by and between JFC Corporation and D&M Holdings (Exhibit 10.5)

10.55(16)†	Special Overdraft Agreement, dated February 27, 2020, by and between Mizuho Bank and D&M Holding Co., Ltd. (Exhibit 10.6)

10.56±	Amendment to Special Overdraft Agreement, dated February 28, 2023, by and between Mizuho Bank and Masimo Corporation

21.1±	List of Registrant’s Subsidiaries

23.1±	Consent of Independent Registered Public Accounting Firm

31.1*±	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*±	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

31.3*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	Inline XBRL Instance Document

101.SCH±	Inline XBRL Taxonomy Extension Schema Document

101.CAL±	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF±	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB±	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE±	Inline XBRL Taxonomy Extension Presentation Linkbase Document
______________
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

*    Filed herewith.
±    Previously filed with the Original Form 10-K.
**    Previously furnished with the Original Form 10-K.
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

Date:	May 1, 2023	By:	/s/ JOE KIANI
Joe Kiani Chairman of the Board & Chief Executive Officer

