Form 10-Q
period 2023-04-01
MASIMO CORP
filed 2023-05-10
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class					Number of Shares Outstanding as of April 1, 2023
Common stock, $0.001 par value					52,779,770

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED APRIL 1, 2023

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except par values)

	April 1, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$174.1	$202.9
Trade accounts receivable, net of allowance for credit losses of $8.0 million and $7.7 million at April 1, 2023 and December 31, 2022, respectively	411.2	445.9
Inventories	503.5	501.0
Other current assets	172.0	158.8
Total current assets	1,260.8	1,308.6
Lease receivable, non-current	81.9	73.1
Deferred costs and other contract assets	42.9	41.9
Property and equipment, net	402.1	402.5
Customer relationships, net - (Note 9)	191.0	201.6
Acquired technologies, net - (Note 9)	146.8	160.1
Other intangible assets, net	99.7	98.9
Trademarks - (Note 9)	252.3	262.0
Goodwill	421.9	445.4
Deferred tax assets	111.9	102.5
Other non-current assets	104.2	114.0
Total assets	$3,115.5	$3,210.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$249.1	$276.8
Accrued compensation	72.9	89.3
Deferred revenue and other contract liabilities, current	81.7	80.6
Other current liabilities	179.5	183.3
Total current liabilities	583.2	630.0
Long-term debt	897.5	941.6
Deferred tax liabilities	168.4	163.6
Other non-current liabilities	136.1	136.5
Total liabilities	1,785.2	1,871.7
Commitments and contingencies - (Note 24)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100.0 million shares authorized; 52.8 million and 52.5 million shares issued and outstanding at April 1, 2023 and December 31, 2022, respectively	0.1	0.1
Treasury stock, 19.5 million and 19.5 million shares at April 1, 2023 and December 31, 2022, respectively	(1,169.2)	(1,169.2)
Additional paid-in capital	781.6	782.2
Accumulated other comprehensive (loss) income	(17.8)	11.5
Retained earnings	1,735.6	1,714.3
Total stockholders’ equity	1,330.3	1,338.9
Total liabilities and stockholders’ equity	$3,115.5	$3,210.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended
	April 1, 2023	April 2, 2022
Revenue	$565.0	$304.2
Cost of goods sold	280.2	99.5
Gross profit	284.8	204.7
Operating expenses:
Selling, general and administrative	196.3	108.9
Research and development	50.5	36.1
Total operating expenses	246.8	145.0
Operating income	38.0	59.7
Non-operating loss	(11.8)	(0.6)
Income before provision for income taxes	26.2	59.1
Provision for income taxes	4.9	12.5
Net income	$21.3	$46.6

Net income per share:
Basic	$0.40	$0.84
Diluted	$0.39	$0.81

Weighted-average shares used in per share calculations:
Basic	52.6	55.4
Diluted	54.4	57.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in millions)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net income	$21.3	$46.6
Other comprehensive (loss) income, net of tax:
Unrealized losses from foreign currency translation adjustments	(22.8)	(2.9)
Change in pension benefits	(2.2)	—
Unrealized loss on cash flow hedges	(4.3)	—
Total comprehensive (loss) income	$(8.0)	$43.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions)
	Three Months Ended April 1, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	52.5	$0.1	19.5	$(1,169.2)	$782.2	$11.5	$1,714.3	$1,338.9
Stock options exercised	0.1	—	—	—	4.3	—	—	4.3
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	—	(12.2)	—	—	(12.2)
Stock-based compensation	—	—	—	—	7.3	—	—	7.3
Net income	—	—	—	—	—	—	21.3	21.3
Foreign currency translation adjustment	—	—	—	—	—	(22.8)	—	(22.8)
Change in pension benefits	—	—	—	—	—	(2.2)	—	(2.2)
Unrealized loss on cash flow hedge	—	—	—	—	—	(4.3)	—	(4.3)
Balance at April 1, 2023	52.8	$0.1	19.5	$(1,169.2)	$781.6	$(17.8)	$1,735.6	$1,330.3

	Three Months Ended April 2, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	55.3	$0.1	16.5	$(767.7)	$752.5	$(5.5)	$1,570.9	$1,550.3
Stock options exercised	0.1	—	—	—	2.7	—	—	2.7
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(25.4)	—	—	(25.4)
Stock-based compensation	—	—	—	—	10.9	—	—	10.9
Net income	—	—	—	—	—	—	46.6	46.6
Foreign currency translation adjustment	—	—	—	—	—	(2.9)	—	(2.9)
Balance at April 2, 2022	55.5	$0.1	16.5	$(767.7)	$740.7	$(8.4)	$1,617.5	$1,582.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net income	$21.3	$46.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.1	9.1
Stock-based compensation	7.3	10.9
Gain on disposal of equipment, intangibles and other assets	—	0.2
Provision for credit losses	0.4	0.5
Amortization of debt issuance cost	0.5	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	34.8	0.4
Increase in inventories	(7.1)	(12.4)
Increase in other current assets	(5.9)	(1.4)
Increase in lease receivable, net	(8.8)	(0.2)
Increase in deferred costs and other contract assets	(1.0)	(14.9)
Increase in other non-current assets	(2.7)	—
(Decrease) increase in accounts payable	(27.1)	9.2
Decrease in accrued compensation	(16.5)	(20.7)
Decrease in accrued liabilities	(21.8)	(3.5)
(Decrease) increase in income tax payable	(8.3)	1.3
Increase (decrease) in deferred revenue and other contract-related liabilities	0.9	(1.8)
Increase (decrease) in other non-current liabilities	8.3	(0.1)
Net cash provided by operating activities	0.4	23.2
Cash flows from investing activities:
Purchases of property and equipment, net	(8.5)	(20.5)
Increase in intangible assets	(9.7)	(2.5)
Business combinations, net of cash acquired	7.5	—
Other strategic investing activities	(0.4)	(0.9)
Net cash used in investing activities	(11.1)	(23.9)
Cash flows from financing activities:
Borrowings under line of credit	44.4	—
Repayments on line of credit	(72.4)	—
Proceeds from issuance of common stock	4.9	3.2
Payroll tax withholdings on behalf of employees for vested equity awards	(12.1)	(25.4)
Net cash used in financing activities	(35.2)	(22.2)
Effect of foreign currency exchange rates on cash	17.4	(2.5)
Net decrease in cash, cash equivalents and restricted cash	(28.5)	(25.4)
Cash, cash equivalents and restricted cash at beginning of period	209.6	748.4
Cash, cash equivalents and restricted cash at end of period	$181.1	$723.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of the Company
Masimo Corporation is a global technology company that develops, manufactures and markets a wide array of patient monitoring technologies, as well as automation and connectivity solutions. The Company’s mission is to improve patient outcomes, reduce the cost of care and take noninvasive monitoring to new sites and applications. The Company’s patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. The Company primarily sells its products to hospitals, emergency medical service providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through its direct sales force, distributors and original equipment manufacturer (OEM) partners.
On April 11, 2022, the Company acquired Viper Holdings Corporation, the parent company of DEI Sales, Inc., d/b/a Sound United (Sound United), via the Company’s wholly-owned subsidiary, Sonic Boom Acquisition Corp (Sonic) (Sound United Acquisition). For additional information on the Company’s acquisition of Sound United, see Note 18, “Business Combinations”.
The terms “the Company” and “Masimo” refer to Masimo Corporation and, where applicable, its consolidated subsidiaries.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (fiscal year 2022), filed with the SEC on March 1, 2023. The results for the three months ended April 1, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 30, 2023 (fiscal year 2023) or for any other interim period or for any future year.
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 weeks while a 53 week fiscal year includes three 13 week fiscal quarters and one 14 week fiscal quarter. The Company’s last 53 week fiscal year was fiscal year 2020. Fiscal year 2023 is a 52 week fiscal year ending December 30, 2023. All references to years in these notes to condensed consolidated financial statements are fiscal years unless otherwise noted.
Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of standalone selling prices, variable consideration, total consideration allocated to each performance obligation within a contract, inventory valuation, valuation of the Company’s equity awards, valuation of identifiable assets and liabilities connected with business combinations, derivative instruments, deferred taxes and any associated valuation allowances, deferred revenue, accounting for pensions, uncertain income tax positions, litigation costs, and related accruals. Actual results could differ from such estimates.

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
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at April 1, 2023:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$116.8	$116.8	$—	$—
Money market funds	57.3	57.3	—	—
Pension assets	22.2	14.8	7.4	—
Derivative instruments - cash flow hedges	14.2	—	14.2	—
Total assets	$210.5	$188.9	$21.6	$—

Liabilities
None	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

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
The Company’s pension assets consist of Level 1 and Level 2 investments. The fair value of Level 2 assets is based on observable inputs such as prices or quotes for similar assets, adjusted for any differences in terms or conditions that may affect the value of the instrument being valued. The valuation techniques used for Level 2 assets may include the use of models or other valuation techniques, but these methods are all based on observable market inputs.
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
Furthermore, the Company did not elect to apply the fair value option to specific assets or liabilities on a contract-by-contract basis. The Company did not have any transfers between Level 2 and Level 3 during the three months ended April 1, 2023.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist of trade receivables recorded at the time of invoicing of product sales, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on an evaluation of the customer’s financial condition. Collateral is generally not required. The Company records an allowance for credit losses that it does not expect to collect based on relevant information, including historical experience, current conditions, and reasonable and supportable forecasts. Accounts are charged off against the allowance when the Company believes they are uncollectible. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Based on the risk characteristics, the Company has identified U.S. and international customers as separate portfolios for both segments, and measures expected credit losses on such receivables using an aging methodology.

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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Employee Defined Benefit Plans
The Company maintains noncontributory defined benefit plans that cover certain employees in certain international locations. The Company recognizes the funded status, or the difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the condensed consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive (loss) income. If the projected benefit obligation exceeds the fair value of plan assets, the difference or underfunded status represents the pension liability. The Company records a net periodic pension cost in the condensed consolidated statement of operations. The liabilities and annual income or expense are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of asset return. The Company’s accounting policy includes an annual re-measurement of pension assets and obligations. In addition, the Company re-measures pension assets and obligations for significant events, as of the nearest month-end date on the calendar. The fair values of plan assets are determined based on prevailing market prices. See Note 21, “Employee Benefits”, for further details.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
Sales under deferred equipment agreements are generally structured such that the Company agrees to provide certain monitoring-related equipment, software, installation, training and/or warranty support at no up-front charge in exchange for the customer’s commitment to purchase sensors over the term of the agreement, which generally ranges from three years to six years. The Company allocates contract consideration under deferred equipment agreements containing fixed annual sensor purchase commitments to the underlying lease and non-lease components at contract inception. In determining whether any underlying lease components are related to a sales-type lease or an operating lease, the Company evaluates the customer’s rights and ability to control the use of the underlying equipment throughout the contract term, including any equipment substitution rights retained by the Company, as well as the Company’s expectations surrounding potential contract/lease extensions or renewals and the customer’s likelihood to exercise any purchase options. Beginning in 2022, for contracts that contain variable lease payments that are not dependent on an index or rate, the Company classifies as operating leases any lease components that would have otherwise been classified as sales-type leases that would result in a selling loss upon lease commencement. Revenue allocable to non-lease performance obligations is generally recognized as such non-lease performance obligations are satisfied. Revenue allocable to lease components under sales-type lease arrangements is generally recognized when control over the equipment is transferred to the customer. Revenue allocable to lease components under operating lease arrangements is generally recognized over the term of the operating lease. The Company generally does not expect to derive any significant value in excess of such asset’s unamortized book value from equipment underlying its operating lease arrangements after the end of the agreement.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company recognizes non-healthcare royalty revenue associated with certain prepaid license arrangements. The Company recognizes non-healthcare revenue from the prepaid license arrangements based upon sales-based royalties when a subsequent sale occurs.
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
Changes in the product warranty accrual were as follows:

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Product warranty accrual, beginning of period	$10.6	$2.5
Accrual for warranties issued	3.8	2.2
Changes in pre-existing warranties (including changes in estimates)	(3.5)	(2.2)
Settlements made	(0.7)	(0.1)
Product warranty accrual, end of period	$10.2	$2.4
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
The Company records certain revenues and expenses in foreign currencies. These revenues and expenses are translated into U.S. Dollars based on the average exchange rate for the reporting period. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the exchange rate in effect as of the balance sheet date. Translation gains and losses related to foreign currency assets and liabilities of a subsidiary that are denominated in the functional currency of such subsidiary are included as a component of accumulated other comprehensive (loss) income within the accompanying condensed consolidated balance sheets. Realized and unrealized foreign currency gains and losses related to foreign currency assets and liabilities of the Company or a subsidiary that are not denominated in the underlying functional currency are included as a component of non-operating loss within the accompanying condensed consolidated statements of operations.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Derivatives Instruments and Hedging Activities
The Company addresses market risk from changes in interest rates risks through risk management programs, which include the use of derivative instruments. The Company’s exposure to a counterparty’s credit risk is generally limited to the amounts of the net obligation to the counterparty. The Company established policies to enter into contracts only with major investment-grade financial institutions to mitigate such counterparty credit risk. The Company also established a policy to further monitor the counterparty risks throughout the life of the instruments. None of the derivative instruments currently held by the Company were entered into for speculative trading purposes.
All derivative financial instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets and are classified as short-term or long-term based on the tenor of the instrument. The Company has elected not to separate a derivative instrument into current and long-term portions. A derivative instrument whose fair value is a net liability is classified as current in total. A derivative instrument whose fair value is a net asset and whose current portion is an asset is classified as non-current in total. For a derivative instrument that meets the criteria to qualify for hedge accounting, the Company marks the fair value of the derivative instrument to market periodically through other comprehensive (loss) income. When the hedged items are recorded to income (expense), the associated deferred gains (losses) of the derivatives in accumulated other comprehensive (loss) income will be reclassified into earnings. Any fluctuation in the fair value of a derivative instrument that does not meet the criteria for hedge accounting, is recorded to earnings (expense) in the period it occurs.
Comprehensive (Loss) Income
Comprehensive (loss) income includes foreign currency translation adjustments, changes to pension benefits, unrealized gains (losses) on cash flow hedges and any related tax benefits (expenses) that have been excluded from net income and reflected in stockholders’ equity.
Net Income Per Share
A computation of basic and diluted net income per share is as follows:

	Three Months Ended
(in millions, except per share amounts)	April 1, 2023	April 2, 2022
Net income	$21.3	$46.6
Basic net income per share:
Weighted-average shares outstanding - basic	52.6	55.4
Net income per basic share	$0.40	$0.84
Diluted net income per share:
Weighted-average shares outstanding - basic	52.6	55.4
Diluted share equivalents: stock options, RSUs and PSUs	1.8	1.9
Weighted-average shares outstanding - diluted	54.4	57.3
Net income per diluted share	$0.39	$0.81
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For the three months ended April 1, 2023 and April 2, 2022, weighted options to purchase 1.0 million and 0.6 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of April 1, 2023 and April 2, 2022, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for the three month periods then ended.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Cash paid during the year for:
Interest expense	$11.7	$0.1
Income taxes	11.0	5.8
Operating lease liabilities	5.3	2.1

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$0.6	$8.3

Non-cash investing activities:
Unpaid purchases of property and equipment	$0.7	$5.7
Unpaid strategic investments	1.2	2.3

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$0.1	$0.3

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$174.1	$720.0
Restricted cash	7.0	3.0
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$181.1	$723.0
Recently Adopted and Recently Announced Accounting Pronouncements
There have been no material changes to the accounting policies discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023. There are no recently announced, but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of April 1, 2023.
3. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Cercacor Laboratories, Inc. (Cercacor). The Company is a party to the following agreements with Cercacor:
•Cross-Licensing Agreement - The Company and Cercacor are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $5.6 million and $3.5 million for the three months ended April 1, 2023 and April 2, 2022, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.1 million for each of the three months ended April 1, 2023 and April 2, 2022.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
•Lease Agreement - Effective December 2019, the Company entered into a lease agreement with Cercacor for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. The Company recognized approximately $0.3 million of lease income for each of the three months ended April 1, 2023 and April 2, 2022.
Net amounts due to Cercacor at April 1, 2023 and December 31, 2022 were approximately $5.6 million and $3.8 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. During the three months ended April 1, 2023 the Company made no cash contributions to the Masimo Foundation. During the three months ended April 2, 2022, the Company made cash contributions of approximately $1.0 million to the Masimo Foundation. During the three months ended April 1, 2023 and April 2, 2022, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During each of the three months ended April 1, 2023 and April 2, 2022, the Company incurred no marketing expenses to LMMV under the marketing service agreement. At each of April 1, 2023 and December 31, 2022, there was no amount due to LMMV for services rendered.
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
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For the three months ended April 1, 2023, the Company charged the Company’s CEO less than $0.1 million pursuant to this Agreement. For the three months ended April 1, 2023 and April 2, 2022, the Company’s CEO did not incur charges pursuant to this agreement.
4. Inventories
Inventories consist of the following:

(in millions)	April 1, 2023	December 31, 2022
Raw materials	$240.5	$209.9
Work-in-process	30.8	30.4
Finished goods	232.2	260.7
Total inventories	$503.5	$501.0

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
5. Other Current Assets
Other current assets consist of the following:

(in millions)	April 1, 2023	December 31, 2022
Prepaid expenses	$78.7	$77.5
Lease receivable, current	30.4	28.5
Indirect taxes receivable	23.3	26.8
Prepaid income taxes	21.7	12.4
Prepaid rebates and royalties, current	4.8	3.7
Contract assets, current	4.7	3.9
Restricted cash(1)	2.4	2.4
Other current assets	6.0	3.6
Total other current assets	$172.0	$158.8
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
For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases for the three months ended April 1, 2023 and April 2, 2022 was approximately $20.0 million and $13.0 million, respectively, and is included within revenue in the accompanying condensed consolidated statements of operations. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Lease receivable from sales-type leases consists of the following:

(in millions)	April 1, 2023	December 31, 2022
Lease receivable	$112.6	$101.8
Allowance for credit loss	(0.3)	(0.2)
Lease receivable, net	112.3	101.6
Less: current portion of lease receivable	(30.4)	(28.5)
Lease receivable, non-current	$81.9	$73.1

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of April 1, 2023, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal year	Sales-Type Leases	Operating Leases
2023 (balance of year)	$23.1	$5.1
2024	28.1	5.8
2025	22.8	5.1
2026	16.6	4.6
2027	10.6	3.6
Thereafter	11.1	4.5
Total	$112.3	$28.7
Less: imputed interest(1)	—
Present value of total lease payments	$112.3
______________
(1)     The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	April 1, 2023	December 31, 2022
Deferred commissions	$17.6	$17.1
Prepaid contract allowances	14.1	13.7
Unbilled contract receivables	9.5	9.4
Deferred equipment agreements, net	1.7	1.7
Deferred costs and other contract assets	$42.9	$41.9

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
8. Property and Equipment, net
Property and equipment, net, consists of the following:

(in millions)	April 1, 2023	December 31, 2022
Building and building improvements	$150.9	$151.0
Machinery, equipment and tooling	150.2	149.4
Land	66.2	65.1
Operating lease assets	51.9	50.2
Computer equipment and software	43.6	42.1
Leasehold improvements	33.7	32.3
Transportation, vehicles and other	33.2	32.7
Furniture and office equipment	19.8	19.4
Demonstration units	9.7	11.2
Construction-in-progress (CIP)	58.2	50.6
Total property and equipment	617.4	604.0
Accumulated depreciation	(215.3)	(201.5)
Property and equipment, net	$402.1	$402.5
For the three months ended April 1, 2023 and April 2, 2022, depreciation expense of property and equipment was $11.8 million and $6.5 million, respectively.
For the three months ended April 1, 2023 and April 2, 2022, depreciation expense of operating lease assets was $3.0 million and $0.2 million, respectively.
The balance in CIP at April 1, 2023 and December 31, 2022 related primarily to the capitalized implementation costs related to a new enterprise resource planning software system, costs related to facility improvements and the expansion of certain manufacturing facilities and equipment at the Company’s corporate headquarters, as well as costs associated with anew research and development facility, the underlying assets for which have not been completed or placed into service.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
9. Intangible Assets, net
Intangible assets, net, consist of the following:

	April 1, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$213.3	$(22.3)	$191.0	$220.9	$(19.3)	$201.6
Acquired technologies	177.0	(30.2)	146.8	185.3	(25.2)	160.1
Patents	36.1	(13.9)	22.2	35.2	(13.9)	21.3
Licenses	37.9	(5.1)	32.8	39.0	(4.4)	34.6
Trademarks	39.4	(7.4)	32.0	39.3	(5.8)	33.5
Licenses-related party	7.5	(6.4)	1.1	7.5	(6.3)	1.2
Non-compete agreements	6.0	(1.4)	4.6	6.3	(1.1)	5.2
Capitalized software development costs	9.6	(3.0)	6.6	5.5	(2.9)	2.6
Other	1.5	(1.1)	0.4	1.6	(1.1)	0.5
Total intangible assets subject to amortization, net	$528.3	$(90.8)	$437.5	$540.6	$(80.0)	$460.6
Intangible assets not subject to amortization:
Trademarks			252.3			262.0
Intangible assets, net			$689.8			$722.6
Finite lived intangible assets have a weighted-average amortization period ranging from twelve years to fourteen years. Total amortization expense for the three months ended April 1, 2023 and April 2, 2022 was $14.3 million and $2.5 million, respectively.
Total renewal costs for patents and trademarks for the three months ended April 1, 2023 and April 2, 2022 were $0.3 million and $0.4 million, respectively. As of April 1, 2023, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal year	Amount (in millions)
2023 (balance of year)	$35.8
2024	46.5
2025	45.5
2026	43.9
2027	43.2
Thereafter	222.6
Total	$437.5

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
10. Goodwill
Changes in goodwill were as follows:

	Three Months Ended April 1, 2023
(in millions)	Healthcare	Non-healthcare	Total
Goodwill, beginning of period	$97.6	$347.8	$445.4
Adjustments to goodwill from purchase price allocation	—	(9.8)	(9.8)
Foreign currency translation adjustment	0.3	(14.0)	(13.7)
Goodwill, end of period	$97.9	$324.0	$421.9
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
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of April 1, 2023, the weighted-average discount rate used by the Company for all operating leases was approximately 3.8%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance sheet classification	April 1, 2023	December 31, 2022
Lessee ROU assets	Other non-current assets	$66.6	$69.6

Lessee current lease liabilities	Other current liabilities	22.8	18.7
Lessee non-current lease liabilities	Other non-current liabilities	55.4	53.4
Total operating lease liabilities		$78.2	$72.1
As of April 1, 2023 and December 31, 2022, accumulated amortization for lessee ROU assets was $41.0 million and $36.6 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 5.8 years as of April 1, 2023.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of April 1, 2023, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal year	Amount (in millions)
2023 (balance of year)	$17.7
2024	19.0
2025	14.9
2026	10.6
2027	5.2
Thereafter(1)	19.8
Total	87.2
Imputed interest	(9.0)
Present value	$78.2
______________
(1)     Includes optional renewal period for certain leases.
During the three months ended April 1, 2023 and April 2, 2022, operating lease costs were approximately $5.1 million and $2.4 million, respectively.
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	April 1, 2023	December 31, 2022
Lessee ROU assets, net	$66.6	$69.6
Strategic investments	13.7	13.8
Derivative assets - non-current	13.6	19.3
Prepaid deposits and other	9.9	11.0
Other non-current assets	0.4	0.3
Total non-current assets	$104.2	$114.0
13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities, current, consist of the following:

(in millions)	April 1, 2023	December 31, 2022
Deferred revenue	$61.3	$61.0
Accrued rebates and allowances	37.9	38.5
Accrued customer reimbursements	8.0	6.1
Total deferred revenue and other contract liabilities	107.2	105.6
Less: Non-current portion of deferred revenue	(25.5)	(25.0)
Deferred revenue and other contract liabilities, current	$81.7	$80.6
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize revenue. Generally, both healthcare and non-healthcare segments record deferred revenue when revenue is to be recognized subsequent to invoicing.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Healthcare Deferred Revenue
Healthcare deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements, and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially. As of April 1, 2023, the Company had approximately $1,363.9 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $357.7 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
Non-Healthcare Deferred Revenue
In October 2020, Bowers and Wilkins (B&W), a subsidiary of Sound United, entered into an amendment to a licensing agreement, whereby B&W received a $20.0 million royalty prepayment in relation to sound system units manufactured by B&W for various high-end car manufacturers with a total commitment of $35.0 million to be received by September 30, 2028. As of April 1, 2023, deferred revenue was $17.0 million.
Changes in deferred revenue were as follows:

(in millions)	Three Months Ended April 1, 2023
Deferred revenue, beginning of the period	$61.0
Revenue deferred during the period	9.7
Recognition of revenue deferred in prior periods	(9.4)
Deferred revenue, end of the period	$61.3
14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	April 1, 2023	December 31, 2022
Current portion of long-term debt	$31.6	$15.1
Accrued expenses	29.6	39.9
Income tax payable	27.1	32.1
Accrued indirect taxes payable	23.4	28.2
Lessee lease liabilities, current	22.8	18.7
Accrued warranty	10.2	10.6
Accrued legal fees	9.5	11.4
Accrued property taxes	8.4	12.1
Related party payables	5.7	4.0
Accrued donations	4.1	5.1
Other current liabilities	7.1	6.1
Total other current liabilities	$179.5	$183.3

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
15. Debt

(in millions)	April 1, 2023	December 31, 2022
Term loan - current portion	$7.5	$7.5
Japanese loans - current portion	24.1	7.6
Short-term debt	31.6	15.1

Term loan - long-term	277.5	278.9
Revolver - long-term	609.2	651.0
Japanese loans - long-term	10.8	11.7
Long-term debt	897.5	941.6
Total debt	$929.1	$956.7
Credit Facility
On April 11, 2022, concurrently with the closing of the Sound United acquisition, the Company entered into a credit agreement (Credit Facility) with financial institutions party thereto as initial lenders (collectively, the Initial Lenders), Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as co-syndication agents.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Borrowing rates, financial covenants, affirmative and negative covenants and other restricted terms remain unchanged from the Credit Facility. All unpaid principal under the First Amendment will become due and payable on April 12, 2027. The Company was in full compliance with the financial covenants contained in its debt or Credit Facility agreements as of April 1, 2023.
For the three months ended April 1, 2023 and April 2, 2022, the Company incurred total interest expense of $10.9 million and $0.1 million interest expense under the Credit Facility, respectively.
Furthermore, in connection with the Sound United acquisition, the Company assumed three outstanding loans as follows:
Japanese Revolving Loan
In March 2020, Sound United entered into a secured revolving loan (Japanese Revolving Loan) with Mizuho bank, which allows Sound United to borrow up to ¥800 million (approximately $6.0 million). The Japanese Revolving Loan is an evergreen agreement that terminates upon request by either the financial institution or the borrower and is collateralized with land and buildings in Shirakawa-Shi owned by the borrower. Interest accrues at a rate equal to the Mizuho Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread of 0.50% per annum. In connection with the execution of the Japanese Revolving Loan, the Company incurred debt issuance costs of ¥7.2 million (approximately $0.1 million).
On February 28, 2023, the Company and Mizuho Bank executed an amendment to the Japanese Revolving Loan, to increase the maximum aggregate revolving loan to ¥3.00 billion (approximately $22.6 million). Under the amendment, the facility accrues interest at a rate equal to the TIBOR plus a fixed spread of 0.75% per annum. The Company also paid an upfront fee of ¥22.0 million (approximately $0.2 million) on the incremental amount of the revolving Credit Facility.
The Japanese Revolving Loan agreement contains customary affirmative and negative covenants, such as financial reporting requirements and customary covenants that restrict the borrower’s ability to, among other things, provide collateral for obligations borne by the borrower, and determine the eligibility to declare, and amount of potential dividends to be paid during a given fiscal year. As of April 1, 2023, the Company was in compliance with all covenants under the Japanese Revolving Loan agreements.
Japanese Government Loans
In May and June 2020, Sound United received ¥1.48 billion (approximately $11.1 million) in non-collateralized Japanese Government Loan facilities (Japanese Government Loans) as part of its local Japanese stimulus program. Interest accrues at a weighted average rate of 1.33% and is repayable in installments with various maturities through June 2035. The non-current portion of the Japanese Government Loans is presented under long-term debt and the current portion is presented under short-term debt on the accompanying condensed consolidated balance sheets. The Company incurred no debt issuance costs in connection with the Japanese Government Loans.
Japanese Equipment Loans
In April and May 2021, Sound United entered into collateralized Japanese Equipment Loans of ¥150 million (approximately $1.1 million), payable in installments through March 2031 with an interest of 0.58%, and ¥80 million (approximately $0.6 million) payable in installments through April 2028 with interest of 1.2%. The non-current portion of the Japanese Equipment Loans is presented under long-term debt and the current portion is presented under short-term debt on the accompanying condensed consolidated balance sheets. The Company incurred no debt issuance costs in connection with these Japanese Equipment Loans.
As of April 1, 2023, the aggregate maturities of principal on all debt for each of the next five years and thereafter are as follows:

Fiscal year	Amount (in millions)
2023 (balance of the year)	$29.2
2024	14.9
2025	16.8
2026	16.8
2027	847.3
Thereafter	4.1
Total	$929.1

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	April 1, 2023	December 31, 2022
Lessee non-current lease liabilities	$55.4	$53.4
Deferred revenue, non-current	25.5	25.0
Unrecognized tax benefits	19.7	18.0
Income tax payable, non-current	12.7	12.7
Defined benefit obligation	9.6	10.1
Indirect tax payable, non-current	8.3	8.2
Other	4.9	9.1
Total other non-current liabilities	$136.1	$136.5
Unrecognized tax benefits relate to the Company’s long-term portion of tax liability associated with uncertain tax positions. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 23, “Income Taxes”,for further details.
17. Derivative Instruments and Hedging Activities
Derivative Instruments - Cash Flow Hedges
The Company’s cash flow hedges are designed to mitigate the risk of exposure to variability in expected future cash flows of recognized assets, liabilities, or any unrecognized forecasted transactions. Since July 2022, the Company has entered into various interest rate swaps that are designated as cash flow hedges on a substantial portion of the outstanding debt. The interest rate swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt to an average fixed interest rate of 2.87%. These contracts, carried at fair value, have maturities of approximately four years. All hedging relationships were highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged. The Company used a regression analysis at hedge inception to assess the effectiveness of cash flow hedge and periodically hereafter.
The Company records gains and losses from the changes in the fair value of these instruments as a component of other comprehensive (loss) income. Deferred gains or losses from these designated cash flow hedges are reclassified into earnings in the period that the hedged items affects earnings. The Company does not offset fair value amounts recognized for derivative instruments in its condensed consolidated balance sheets for presentation purposes. The following table summarizes the fair value of the hedging instruments, presented on a gross basis, as of April 1, 2023 and December 31, 2022.

		Condensed Consolidated Balance Sheets
(in millions)	Balance sheet classification	April 1, 2023	December 31, 2022
Interest rate contracts, inclusive of accrued interest	Other non-current assets	$14.2	$19.7
Total		$14.2	$19.7
The following table summarizes the gains (losses) reclassified from accumulated other comprehensive (loss) income to the condensed consolidated financial statements for the three months ended April 1, 2023 and April 2, 2022.

		Condensed Consolidated Statement of Operations
(in millions)	Location of gains (losses)	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Cash flow hedges - interest rate contracts	Non-operating (losses)	$(3.0)	$—
Total		$(3.0)	$—

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The following tables summarize the changes in accumulated other comprehensive (losses) income related to the hedging instruments for the three months ended April 1, 2023 and April 2, 2022.

(in millions)	April 1, 2023	April 2, 2022
Beginning balance	$19.3	$—
Amount recognized in other comprehensive (loss) income	(2.7)	—
Amount reclassified into earnings	(3.0)	—
Ending balance	$13.6	$—
The net of tax unrealized loss was $4.3 million as of April 1, 2023.
The Company expects to reclassify a net amount of gains of $11.4 million from accumulated other comprehensive (loss) income gain to non-operating loss within the next 12 months.
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
Sound United is a leading innovator of premium, high-performance audio products for consumers around the world, which operates iconic consumer brands: Bowers & Wilkins®, Denon™, Marantz™, HEOS™, Classé™, Polk Audio™, Boston Acoustics™ and Definitive Technology™. The brands are linked by a commitment to the highest production standards and a focus on unparalleled audio quality and audio performance. Sound United delivers significant competitive benefits through its platform advantages including global distribution across online, retail and custom installation channels; a cloud-connected home ecosystem; and a state-of-the-art research and development function focused on creating the highest-quality consumer products with world-class industrial design.
The Company acquired 100% of the equity interests of Sound United for $1.0575 billion in cash, subject to adjustments based on Sound United’s net working capital, transaction expenses, cash and debt as of the closing of the Merger (Closing), payable by the Company in cash. The transaction was primarily funded with the proceeds from the Credit Facility. See Note 15, “Debt”, for additional information about the Credit Facility. There was no contingent consideration resulting from the transaction.
The results of operations of Sound United subsequent to the acquisition date and the acquired assets and assumed liabilities, including the provisional allocation of goodwill and intangible assets, are included in the non-healthcare segment, including revenue of $216.6 million and a net loss of $3.3 million for the period of January 1, 2023 to April 1, 2023.
Acquisition costs
The Company recognized no transaction costs related to the Sound United Acquisition for the three months ended April 1, 2023.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Purchase price allocations
The purchase price allocation for the Sound United Acquisition is provisional, pending the finalization of the valuation and analysis of certain tax assets and liabilities, and goodwill: specifically for tax uncertainties in jurisdictions such as Japan and the United Kingdom. Based on additional supportable information and changes in assumptions during the period, the Company recorded certain measurement period adjustments during the three months ended April 1, 2023. The valuations of the assets acquired and liabilities assumed have not yet been finalized as of April 1, 2023. The purchase price allocation is provisional and subject to change, including measurement period adjustments, the valuation of certain tax assets, liabilities and goodwill. The purchase price allocation will be finalized as the information necessary to complete the required analysis is obtained, which the Company will complete within one year from the acquisition date. Goodwill was calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from intangible assets acquired that do not qualify for separate recognition, including the assembled workforce. Goodwill is not expected to be deductible for tax purposes.
Measurement period adjustments for the period ended April 1, 2023, included changes to the purchase price allocation and total consideration, resulting in a net decrease of approximately $7.3 million to goodwill. The measurement period adjustments resulted primarily from valuation inputs pertaining to certain acquired assets based on facts and circumstances that existed as of the acquisition date and did not result from events subsequent to the acquisition date. The fair values assigned to assets acquired and liabilities assumed as of April 1, 2023 are based on management’s best estimates and assumptions as of the reporting date and are considered provisional pending finalization of the valuation of certain tax assets, liabilities and goodwill.
The table below summarizes the provisional allocation of fair value of assets acquired and liabilities assumed, inclusive of measurement period adjustments as of April 1, 2023:

(in millions)	Sound United
Cash consideration(1)	$1,057.5
Purchase price	$1,057.5

Assets acquired:
Cash and cash equivalents	$82.6
Accounts receivables	108.5
Inventories	238.6
Prepaid expenses and other current assets	30.0
Property, plant and equipment	113.2
Intangible asset	649.0
Goodwill	325.8
Long-term other assets	7.4
Total assets acquired	$1,555.1

Liabilities assumed:
Accounts payable	$(118.8)
Accrued liabilities and other current liabilities	(148.9)
Deferred tax liabilities	(152.9)
Other long-term liabilities	(77.0)
Total liabilities assumed	$(497.6)
______________
(1)    The purchase price allocation for the Sound United Acquisition is provisional, pending finalization of the valuation of certain tax assets, liabilities, and goodwill.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
Also, during the three months ended April 1, 2023, Masimo and Sound United incurred $1.7 million of integration costs. These expenses are not reflected in pro forma net (loss) income for the three months ended April 1, 2023, in the table below and the acquisition related integration expenses incurred by Masimo are included in selling, general and administrative, in the Company’s condensed consolidated statements of comprehensive income for the three months ended April 1, 2023.
There are no other material non-recurring pro forma adjustments directly attributable to the Sound United Acquisition included in the reported pro forma revenue and pro forma net income.

	Three Months Ended
	April 1, 2023	April 2, 2022
(in millions)	Actual	Pro forma
Net revenue	$565.0	$554.9

Net income	$21.0	$49.2
19. Equity
Series A Junior Participating Preferred Stock and Stockholder Rights Plan
In September 2022, the Company authorized and declared a dividend of one preferred stock purchase right (Right) for each outstanding share of its common stock to stockholders of record at the close of business on September 20, 2022 (the Record Date) pursuant to a Rights Agreement, dated as of September 9, 2022 (Rights Agreement), with Broadridge Corporate Issuer Solutions, Inc. as Rights Agent. In addition, one Right was issued with each share of common stock that became outstanding after the Record Date. Each Right entitled the registered holder to purchase from the Company one thousandth of one share of the Company’s Series A junior participating preferred stock, par value $0.001 per share, at a purchase price equal to $1,000.00 per Right, subject to adjustment. Generally, the Rights were to become exercisable in the event any person or group of affiliated or associated persons acquires beneficial ownership of 10% (20% in the case of a passive institutional investor), subject to certain exceptions.
On March 22, 2023, the Company and the Rights Agent, entered into an amendment (“Rights Agreement Amendment”) to the Rights Agreement. The Rights Agreement Amendment accelerated the expiration of the Rights to 5:00 P.M., New York time, on March 22, 2023, and the Rights Agreement terminated at such time. At the time of the termination of the Rights Agreement, all Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired.
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
In June 2022, the Board approved a new stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. As of April 1, 2023, 5.0 million shares remained available for repurchase pursuant the 2022 Repurchase Program. No shares were repurchased pursuant to the 2022 Repurchase Program during each of the three months ended April 1, 2023 and April 2, 2022.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

20. Stock-Based Compensation
Total stock-based compensation expense for the three months ended April 1, 2023 and April 2, 2022 was $7.3 million and $10.9 million, respectively. As of April 1, 2023, an aggregate of 10.0 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.6 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Three Months Ended April 1, 2023
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	2.8	$83.85
Granted	0.1	177.29
Canceled	—	173.02
Exercised	—	40.63
Options outstanding, end of period	2.9	$88.05
Options exercisable, end of period	2.4	$72.20
Total stock option expense for the three months ended April 1, 2023 and April 2, 2022 was $2.4 million and $3.2 million, respectively. As of April 1, 2023, the Company had $22.7 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 2.8 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of April 1, 2023 was 4.3 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Three Months Ended April 1, 2023
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	3.2	$105.65
Granted	0.2	174.88
Expired	(0.1)	183.51
Vested	(0.1)	178.03
RSUs outstanding, end of period	3.2	$108.31
Total RSU expense for the three months ended April 1, 2023 and April 2, 2022 was $4.2 million and $3.0 million, respectively. As of April 1, 2023, the Company had $82.6 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 4.1 years.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Three Months Ended April 1, 2023
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period	0.3	$180.04
Granted(1)	0.1	204.67
Canceled	—	—
Expired	—	—
Vested	(0.1)	179.42
PSUs outstanding, end of period	0.3	$187.93
______________
(1)     On February 27, 2023, the Audit Committee approved the weighted payout percentage for the 2020 PSU awards (three-year performance period), which were based upon the actual fiscal 2022 performance against pre-established performance objectives. Included in the granted amount are those additional PSUs earned based on actual performance achieved. These PSUs were originally awarded at target.
During the three months ended April 1, 2023, the Company awarded 103,803 PSUs that will vest three years from the award date, based on the achievement of certain pre-established multi-year performance criteria approved by the Board. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes is recorded in the period in which the changes occur. If earned, the PSUs granted will vest upon achievement of the performance criteria, which include a relative total shareholder return (TSR) component, in the year following the evaluation and confirmation of the performance achievement criteria. The Company’s TSR is based on the Company’s common stock percentile ranking relative to the constituents of the Nasdaq Composite Index for the performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of shares that may be earned can range from 0% to 200% of the target amount. The fair value of market-based RSU is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of performance-based PSU is determined using the closing price of the Company’s common stock on the grant date. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended April 1, 2023 and April 2, 2022 was $0.7 million and $4.7 million, respectively. As of April 1, 2023, the Company had $66.2 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 2.0 years.

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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Risk-free interest rate	4.2%	1.0% to 1.9%
Expected term (in years)	5.9	5.7
Estimated volatility	36.7%	31.2% to 38.9%
Expected dividends	0%	0%
Weighted-average fair value of options granted	$75.08	$51.87

The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of April 1, 2023 was $282.3 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of April 1, 2023 was $273.7 million.
21. Employee Benefits
Defined Contribution Plans
In the U.S. the Company sponsors one qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. On April 11, 2022, in connection with the Sound United Acquisition, the MRSP was amended to allow for participation by eligible Sound United employees.
The MRSP matches 100% of a participant’s salary deferral, up to 3% of each participant’s compensation for the pay period, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $2.3 million and $1.1 million to the MRSP for the three months ended April 1, 2023 and April 2, 2022, respectively, all in the form of matching contributions.
In addition, some of the Company’s international subsidiaries also have defined contribution plans to which both the employees and the employers are eligible to make contributions. The Company contributed $0.8 million to these plans for the three months ended April 1, 2023. The Company made no contributions to any of these plans for the three months ended April 2, 2022.
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
The Company’s net periodic defined benefit costs for each of the three months ended April 1, 2023, and April 2, 2022 were immaterial.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
22. Non-operating Loss
Non-operating loss consists of the following:

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Interest income	$0.8	$0.3
Interest expense	(11.9)	(0.1)
Realized and unrealized foreign currency losses	(0.7)	(0.8)
Total non-operating loss	$(11.8)	$(0.6)
23. Income Taxes
The Company has provided for income taxes in fiscal year 2023 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended April 1, 2023 and April 2, 2022, the Company recorded discrete tax benefits of approximately $2.4 million and $1.7 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of April 1, 2023, the liability for income taxes associated with uncertain tax positions was approximately $27.8 million. If fully recognized, approximately $25.5 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2018. All material state, local and foreign income tax matters have been concluded through fiscal year 2015. The Company does not believe that the results of any tax authority examination would have a significant impact on its consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
24. Commitments and Contingencies
Employment and Severance Agreements
In July 2017, the Company entered into the First Amendment to that certain Amended and Restated Employment Agreement entered into between the Company and Mr. Kiani on November 4, 2015 (as amended, the Amended Employment Agreement). Pursuant to the terms of the Amended Employment Agreement, upon a “Qualifying Termination” (as defined in the Amended Employment Agreement), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, the full amount of the “Award Shares” (as defined in the Amended Employment Agreement) and the full amount of the “Cash Payment” (as defined in the Amended Employment Agreement). In addition, in the event of a “Change-in-Control” (as defined in the Amended Employment Agreement) prior to a Qualifying Termination, on each of the first and second anniversaries of the Change-in-Control, 50% of the Cash Payment and 50% of the Award Shares will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested Award Shares shall vest and be paid in full. Additionally, in the event of a Change-in-Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change-in- Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date.
On January 14, 2022, the Company entered into the Second Amendment to the Amended Employment Agreement (Second Amendment) with Mr. Kiani. The Second Amendment provides that the RSUs granted to Mr. Kiani pursuant to the Amended Employment Agreement will vest in full upon the termination of Mr. Kiani’s employment with the Company pursuant to Mr. Kiani’s death or disability. As of April 1, 2023, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Amended Employment Agreement, as amended by the Second Amendment, was approximately $664.3 million.
In connection with the Board’s unanimous selection of H Michael Cohen as Lead Independent Director, Mr. Kiani has voluntarily irrevocably and permanently waived his right to treat the appointment of any lead independent director as “Good Reason” under his employment agreement with the Company, to terminate employment, and to receive contractual separation payments on this basis.
As of April 1, 2023, the Company had severance plan participation agreements with five executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $394.9 million of purchase commitments as of April 1, 2023 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of April 1, 2023, the Company had approximately $3.3 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of April 1, 2023, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of April 1, 2023, the Company had $174.1 million of bank balances, of which $7.9 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its healthcare products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential healthcare customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended April 1, 2023 and April 2, 2022, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 51.0% and 55.1% of healthcare revenue, respectively.
For the three months ended April 1, 2023, the Company had sales through one just-in-time healthcare distributor that represented 8.9% of revenue. For the three months ended April 2, 2022, the Company had sales through two just-in-time healthcare distributors that represented 13.5% and 8.2% of consolidated revenue, respectively.
During the three months ended April 1, 2023 and April 2, 2022, there were no revenue concentrations for the Company’s non-healthcare business.
As of April 1, 2023 and December 31, 2022, one healthcare customer represented 10.6% and 9.1%, respectively, of the Company’s consolidated accounts receivable balance. The receivable balance related to such healthcare customer is fully secured by a letter of credit.
As of April 1, 2023 and December 31, 2022, there were no customer concentrations risks associated with the Company’s non-healthcare business.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Litigation
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the United States District Court for the Central District of California for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Apple filed petitions for Inter Partes review (IPR) of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO instituted IPR of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the IPR proceedings. In the IPR proceedings, one or more of the challenged claims of three of the asserted patents were found valid. The challenged claims of nine of the asserted patents were found invalid. The Company and Apple filed notices of appeal with the U.S. Court of Appeals for the Federal Circuit seeking review of the IPR decisions on all asserted patents. The Company filed an opening brief in one consolidated appeal for five asserted patents and the parties now await scheduling of oral arguments. The Company filed an opening brief in another consolidated appeal for four asserted patents on December 12, 2022, and Apple filed a reply brief in that other consolidated appeal on February 21, 2023. From April 4, 2023 through May 1, 2023, the District Court held a jury trial on the trade secret, ownership, and inventorship claims. The District Court granted Apple’s motion for judgment as a matter of law on certain trade secrets and denied the remainder of Apple’s motion. On May 1, 2023, the District Court declared a mistrial because the jury was unable to reach a unanimous verdict. The District Court has not yet scheduled a new trial.
On June 30, 2021, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Apple for infringement of a number of other patents. The Company filed an amended complaint on July 12, 2021. On August 13, 2021, the ITC issued a Notice of Institution of Investigation on the asserted patents. From June 6, 2022 to June 10, 2022, the ITC conducted an evidentiary hearing. The current target date for completion of the ITC investigation is May 10, 2023. In July and August 2022, Apple filed petitions for IPR of the asserted patents in the PTO. On January 10, 2023, a United States Administrative Law Judge in Washington, D.C. ruled that Apple violated Section 337 of the Tariff Act of 1930, as amended, by importing and selling within the United States certain Apple Watches with light-based pulse oximetry functionality and components, which infringe one of the Company’s pulse oximeter patents. On January 24, 2023, the United States Administrative Law Judge further recommended that the ITC issue an exclusion order and a cease and desist order on certain Apple Watches. The ITC will now consider whether to implement a ban on imports of certain Apple Watches. On January 30, 2023, the PTO denied institution of IPR proceedings for the Company’s pulse oximeter patent that the United States Administrative Law Judge ruled was infringed. With respect to the other patents asserted at the ITC, the PTO denied institution of IPR proceedings for two patents and instituted IPR proceedings for two patents in January and February 2023. The instituted IPR proceedings on the two patents are pending.
On October 20, 2022, Apple filed two complaints against the Company in the U.S. District Court for the District of Delaware alleging that the Masimo W1™ watch infringes six utility and four design patents. Apple is seeking damages and injunctive relief. On December 12, 2022, the Company counterclaimed for monopolization, attempted monopolization, false advertising (and related causes of action) and infringement of ten patents. The Company is seeking damages and injunctive relief. On May 5, 2023, the Court ordered that the two cases be coordinated through the pre-trial stage. The Court will hold a case management conference in January 2024 to address the scope of claims and counterclaims for trial and set a trial date. The Company intends to vigorously pursue all of its claims against Apple and believes the Company has good and substantial defenses to Apple’s claims, but there is no guarantee that the Company will be successful in these efforts.
On October 21, 2022, a complaint was filed in the Delaware Court of Chancery against the Company and members of the Company’s Board (Director Defendants) by Politan Capital Management LP and Politan Capital NY LLC (Activist Plaintiffs). The complaint sought to (i) declare certain amendments to the Company’s bylaws that became effective on September 9, 2022 (Bylaw Amendments) unenforceable, (ii) find that the Director Defendants breached their fiduciary duties by approving and implementing the Bylaw Amendments and the shareholder rights plan adopted by the Company on September 9, 2022, and refusing to invalidate certain change of control provisions in the Company’s employment agreement with Joe Kiani, the Company’s Chief Executive Officer (CEO), (iii) invalidate certain change of control provisions in Mr. Kiani’s employment agreement, (iv) permanently enjoin the Company and its Board from taking any actions to prevent the Activist Plaintiffs from exercising their rights in accordance with the Company’s prior bylaws to nominate directors, and (v) award the Activist Plaintiffs their fees, costs and expenses in connection with the action covered by the complaint.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
On February 5, 2023, the Board approved and adopted amended and restated bylaws (the Amended and Restated Bylaws) which reverted to the Second Amended and Restated Bylaws of the Corporation, dated as of October 24, 2019 (included as Exhibit 3.1 to the Current Report on Form 8-K, filed by the Corporation with the U.S. Securities and Exchange Commission on October 30, 2019), except that the Amended and Restated Bylaws continued to provide that the period for stockholders to give notice of their intention to nominate directors to stand for election and to submit stockholder proposals for consideration at the 2023 annual meeting of stockholders would begin on March 24, 2023 and remain open for one month (later extended to May 1, 2023). In addition, effective February 8, 2023, Mr. Kiani agreed that the valid election to the Board at the 2023 Annual Meeting of any two individuals nominated by the Company stockholders in lieu of two of the Company’s current Board members will not be deemed to constitute a “Change in Control” for purposes of Section 9(iii) of his employment agreement. On February 8, 2023, the Court informed the parties that the Amended and Restated Bylaws mooted the Bylaw Amendments dispute and continued trial on the change in control provisions to September 12, 2023. On May 1, 2023, Politan filed a motion for an interim fee award of attorneys’ fees and expenses.
On March 3, 2023, Politan filed a motion for leave to file a second amended and supplemented verified complaint (the Second Amended Complaint), which the Court granted on March 15, 2023. The Second Amended Complaint added the California State Teachers’ Retirement System (CalSTRS) as a co-plaintiff and added several former members of the Company’s Board as additional co-defendants. The Second Amended Complaint seeks to invalidate Mr. Kiani’s employment agreement and challenges Mr. Kiani’s February 8, 2023 waiver. The Second Amended Complaint seeks declaratory and monetary relief and attorneys’ fees and costs. The Company believes that it and the Director Defendants have good and substantial defenses to the claims in the Second Amended Complaint, but there is no guarantee that the Company and the Director Defendants will be successful in these efforts. The Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Selected information by reportable segment is presented below for each of the three months ended April 1, 2023 and April 2, 2022:

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Revenues by segment:
Healthcare	$346.7	$304.2
Non-healthcare	218.3	—
Total revenue by segment	$565.0	$304.2
Gross profit:
Healthcare	$214.8	$204.7
Non-healthcare	77.8	—
Other(1)	(7.8)	—
Gross profit	$284.8	$204.7
____________________________
(1)     Management excludes certain corporate expenses from segment gross profit. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment gross profit because management evaluates the operating results of the segments excluding such items.
The Company’s depreciation and amortization by segment are as follows:

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Depreciation and amortization by segment:
Healthcare	$9.0	$9.1
Non-healthcare	17.1	—
Total depreciation and amortization	$26.1	$9.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the SEC on March 1, 2023. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
Executive Overview
We are a global technology company dedicated to improving lives. We seek to accelerate our growth strategies and strengthen our focus on patient care via two business segments: healthcare and non-healthcare.
Healthcare
Our healthcare business develops, manufactures and markets a variety of noninvasive patient monitoring technologies, hospital automation and connectivity solutions, remote monitoring devices and consumer health products. Our patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software, cables and other services. We primarily sell our healthcare products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through our direct sales force, distributors and original equipment manufacturer (OEM) partners, such as GE Healthcare, Hillrom, Mindray, Philips, Physio-Control, Zoll, etc.
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
Our measurement technologies are available on many types of devices, from bedside hospital monitors like the Root® Patient Monitoring and Connectivity Hub, to various handheld and portable devices, and to the tetherless Radius-PPG®, Radius-VSM® and Masimo SafetyNet™ remote patient surveillance solution. The Masimo Hospital Automation™ Platform facilitates data integration, connectivity, and interoperability through solutions like Patient SafetyNet™, Iris™, iSirona™, Replica® and UniView™ to facilitate more efficient clinical workflows and to help clinicians provide the best possible care, both in-person and remotely. Leveraging our expertise in hospital-grade technologies, we are also expanding our suite of products intended for use outside the hospital and products for consumers, including Masimo Sleep™, a sleep quality solution, the Radius Tº® wireless wearable continuous thermometer, the Radius C® wireless tetherless capnograph, and the Masimo W1™ and Masimo Freedom™ biosensing health and smart watches.

Non-healthcare
Our non-healthcare business develops, manufactures, markets, sells and licenses premium sound, home integration technologies and accessories, along with complete high performance in-vehicle audio systems under iconic consumer brands such as Bowers & Wilkins™, Denon™, Marantz™, HEOS™, Classé™, Polk Audio™, Boston Acoustics™ and Definitive Technology™, which offer products with unparalleled quality and performance to consumers, professional sound studios and audiophiles worldwide. Our products are sold direct-to-consumers, or through authorized retailer and wholesalers. We also license our audio technology to select luxury automotive manufacturers such as BMW®, Maserati®, McLaren®, Polestar® and Volvo®. In addition, we maintain partnerships with certain airlines for bespoke headphones allowing for the best in-flight audio experience.
Recent Developments and Product Releases
In January 2023, we unleashed the Denon™ AVR-A1H Flagship with 15 channels of power, delivering up to 150W per channel. Users can easily share content to HEOS™-enabled devices, such as Denon™ home speakers, in other rooms throughout the home. The AVR-A1H has been meticulously engineered and constructed using the finest components at Denon™ facilities in Japan, representing the ultimate example of the Company’s signature sound.
Also in January 2023, we announced the limited market release of Masimo’s Visual Clinical Activity Monitoring (VCAM™), a video analysis system that uses artificial intelligence to help facilitate compliance with hospital hand hygiene protocols. The Masimo VCAM™, integrates seamlessly with the Masimo Hospital Automation™ platform of solutions, including Masimo Patient SafetyNet™, Replica®, and Root®, and is designed to help hospitals and other care facilities optimize protocol adherence, with real-time notifications at the point-of-care about current hand hygiene status and powerful analytics around protocol compliance – and the ultimate goal of helping institutions decrease incidences of hospital-acquired infections.
In February 2023, we introduced the Dymension® Series high-performance loudspeakers, building on Definitive Technology®’s quarter-of-a-century legendary sound lineage in bipolar speakers.
In March 2023, we unveiled the Masimo Freedom™ smartwatch and health tracker. The Masimo Freedom™ device continuously monitors arterial blood oxygen saturation (SpO2), hydration index (Hi™), pulse rate, heart rate and respiration rate. The Masimo Freedom™ smartwatch also features functionality such as calling, texting, music, and contains other third - party application compatibility.
In April 2023, we announced the planned integration of Nura, the makers of self-learning hearables, into the Denon™ brand’s product pipeline to deliver enhanced listening experiences for consumers. In adding Nura’s award-winning otoacoustic emission measuring technology into the Denon™ family, consumers will be able to enjoy their favorite music as if they are there in the front row thanks to custom sound implementation. The addition of Nura’s technology into the Masimo Adaptive Acoustic Technology (AAT™) platform, combines Masimo’s 30-year expertise in signal processing with the world-class acoustic engineering from Masimo’s non-healthcare consumer audio businesses, and will be able to address unique hearing complexities that vary from person to person.
Supply Chain and Inflationary Pressures
Despite on-going supply chain uncertainties and logistical challenges, we are optimistic about our long-term growth opportunities in both the healthcare and non-healthcare segments as our broad portfolio of products and solutions are well suited to address patient and customer needs.
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
Russian-Ukraine Conflict
In response to the ongoing conflict in Ukraine, we continue to monitor the developing situation with respect to ongoing business in Russia and the Ukraine, and are working on appropriate contingency plans that will support our desire to serve existing patient populations while remaining compliant with all applicable U.S. and EU sanctions and regulations. While Russia and Ukraine do not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope could have an impact on our business. In the interim, order acceptance for these countries has been halted. For the three months ended April 1, 2023, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.

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
Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue.

	Three Months Ended (in million, except percentages)
	April 1, 2023	Percentage of Revenue	April 2, 2022	Percentage of Revenue
Revenue	$565.0	100.0%	$304.2	100.0%
Cost of goods sold	280.2	49.6	99.5	32.7
Gross profit	284.8	50.4	204.7	67.3
Operating expenses:
Selling, general and administrative	196.3	34.7	108.9	35.8
Research and development	50.5	8.9	36.1	11.9
Total operating expenses	246.8	43.7	145.0	47.7
Operating income	38.0	6.7	59.7	19.6
Non-operating loss	(11.8)	(2.1)	(0.6)	(0.2)
Income before provision for income taxes	26.2	4.6	59.1	19.4
Provision for income taxes	4.9	0.9	12.5	4.1
Net income	$21.3	3.7%	$46.6	15.3%
Comparison of the Three Months ended April 1, 2023 to the Three Months ended April 2, 2022
Revenue. Revenue increased $260.8 million, or 85.7%, to $565.0 million for the three months ended April 1, 2023 from $304.2 million for the three months ended April 2, 2022. Contributing to the increase in revenue was approximately $218.3 million, or 38.6% from the Sound United acquisition and $42.5 million, or 14.0% from the growth in our healthcare business.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of consumer audio visual and sound related products. The following table details our revenues by segment for each of the three months ended April 1, 2023 and April 2, 2022:

	Three Months Ended (in millions, except percentage)
	April 1, 2023		April 2, 2022		Increase/ (Decrease)	Percentage Change
Healthcare	$346.7	61.4%	$304.2	100.0%	$42.5	14.0%
Non-healthcare	218.3	38.6	—	—	218.3	100.0
Revenue by segment	$565.0	100.0%	$304.2	100.0%	$260.8	85.7%
The increase in healthcare segment revenue was partially attributable to higher sales of consumables and parameters, including the impact of approximately $5.6 million of unfavorable foreign exchange rate movements from the prior year that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. Revenue generated through our direct and distribution sales channels increased $46.4 million, or 17.3%, to $314.9 million for the three months ended April 1, 2023 compared to $268.5 million for the three months ended April 2, 2022. Revenues from our OEM channel decreased $3.9 million, or 10.9%, to $31.8 million for the three months ended April 1, 2023 as compared to $35.7 million for the three months ended April 2, 2022.

During the three months ended April 1, 2023, we shipped approximately 77,300 noninvasive technology boards and instruments.
The non-healthcare segment saw strong demand for consumer audio products, specifically headphones, which was partially offset by the impact of unfavorable foreign exchange rate movements from the prior year that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the three months ended April 1, 2023 and April 2, 2022 was as follows:

Gross Profit (in millions, except percentages)
Three Months Ended April 1, 2023	Percentage of Net Revenues	Three Months Ended April 2, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$284.8	50.4%	$204.7	67.3%	$80.1	39.1%
Gross profit decreased to 50.4% for the three months ended April 1, 2023, compared to 67.3% for the three months ended April 2, 2022, primarily due to a change in product revenue mix from the inclusion of non-healthcare product sales. Cost of goods sold increased $180.7 million for the three months ended April 1, 2023, compared to the three months ended April 2, 2022, primarily due to higher material, manufacturing and distribution costs associated with the overall increase in sales, the impact of the higher proportion of these types of costs inherent in the non-healthcare segment. Also impacting the increase in cost of goods sold are various expense inefficiencies related to the continued global supply chain constraints in the current logistics environment.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended April 1, 2023 and April 2, 2022 were as follows:

Selling, General and Administrative (in millions, except percentages)
Three Months Ended April 1, 2023	Percentage of Net Revenues	Three Months Ended April 2, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$196.3	34.7%	$108.9	35.8%	$87.4	80.3%
Selling, general and administrative expenses increased $87.4 million, or 80.3%, for the three months ended April 1, 2023, compared to the three months ended April 2, 2022. This increase was primarily attributable to compensation and other employee-related costs associated with the Sound United acquisition of approximately $30.8 million, legal and professional fees of approximately $26.4 million, higher advertising and marketing-related costs of approximately $13.2 million, occupancy and other office-related costs of approximately $11.0 million, amortization expense of approximately $6.0 million and transaction-related costs of approximately $0.4 million.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended April 1, 2023 and April 2, 2022 were as follows:

Research and Development (in millions, except percentages)
Three Months Ended April 1, 2023	Percentage of Net Revenues	Three Months Ended April 2, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$50.5	8.9%	$36.1	11.9%	$14.4	39.9%
Research and development expenses increased $14.4 million, or 39.9%, for the three months ended April 1, 2023, compared to the three months ended April 2, 2022, primarily due to the Sound United acquisition in the form of compensation and employee-related costs of approximately $10.5 million, occupancy and other office-related costs of approximately $1.0 million, professional fees of approximately $0.6 million and engineering project costs of approximately $0.3 million.

Non-operating Loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the three months ended April 1, 2023 and April 2, 2022 was as follows:

Non-operating Loss (in millions, except percentages)
Three Months Ended April 1, 2023	Percentage of Net Revenues	Three Months Ended April 2, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(11.8)	(2.1)%	$(0.6)	(0.2)%	$(11.2)	1,866.7%
Non-operating loss was $11.8 million for the three months ended April 1, 2023, as compared to $0.6 million non-operating loss for the three months ended April 2, 2022, primarily due to the net impact of realized and unrealized foreign currency transactions incurred during the period of approximately $0.7 million and interest expense incurred under our Credit Facility of approximately $11.9 million.
Provision for Income Taxes. Our provision for income taxes for the three months ended April 1, 2023 and April 2, 2022 was as follows:

Provision for Income Taxes (in millions, except percentages)
Three Months Ended April 1, 2023	Percentage of Net Revenues	Three Months Ended April 2, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$4.9	0.9%	$12.5	4.1%	$(7.6)	(60.8)%
For the three months ended April 1, 2023, we recorded a provision for income taxes of approximately $4.9 million, or an effective tax provision rate of 18.7%, as compared to a provision for income taxes of approximately $12.5 million, or an effective tax provision rate of 21.2%, for the three months ended April 2, 2022. The decrease in our effective tax rate for the three months ended April 1, 2023 resulted primarily from an increase in the amount of excess tax benefits realized from stock-based compensation of approximately $0.7 million compared to the three months ended April 2, 2022. Also contributing to the increase in our effective tax provision rate was an increase in the amount of excess tax benefits realized from stock-based compensation of approximately $0.7 million compared to the three months ended April 2, 2022.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our Credit Facility. As of April 1, 2023, we had approximately $677.6 million in working capital, of which approximately $174.1 million was in cash and cash equivalents. In addition to net working capital, we had approximately $93.5 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Facility.
We currently maintain a Credit Facility which provides for $705.0 million of unsecured borrowings. The Credit Facility also provides for a sublimit of up to $50.0 million for the issuance of letters of credit. Proceeds from the Credit Facility are being used for general corporate, capital investment and expenditures and working capital needs. For additional information regarding the Credit Facility, see Note 15, “Debt”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of April 1, 2023, we had cash totaling $100.1 million held outside of the U.S., of which approximately $21.9 million was accessible without additional tax cost and approximately $23.4 million was accessible at an incremental estimated tax cost of up to $0.1 million. The tax cost on the remaining $54.8 million is not determinable at this time. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Despite recent investment requirements and potential expenditures, we anticipate that our existing cash and cash equivalents, amounts available under our Credit Facility and cash provided by operations will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for the next 12 months and beyond.

Cash Flows
The following table summarizes our cash flows:

	Three Months Ended (in millions)
	April 1, 2023	April 2, 2022
Net cash provided by (used in):
Operating activities	$0.4	$23.2
Investing activities	(11.1)	(23.9)
Financing activities	(35.2)	(22.2)
Effect of foreign currency exchange rates on cash	17.4	(2.5)
Decrease in cash, cash equivalents and restricted cash	$(28.5)	$(25.4)
Operating Activities. Cash provided by operating activities was approximately $0.4 million for the three months ended April 1, 2023, generated primarily from net income from operations of $21.3 million. Non-cash activity included depreciation and amortization of approximately $26.1 million and stock-based compensation of approximately $7.3 million. Other changes in operating assets and liabilities include a decrease in accounts payable, accrued liabilities, accrued compensation and income tax payables of approximately $27.1 million, $21.8 million, $16.5 million and $8.3 million, primarily due to the timing of payments; an increase in lease receivables, net, inventories, other current assets, deferred costs and other contract assets of approximately $8.8 million, $7.1 million, $5.9 million and $1.0 million, respectively.
For the three months ended April 2, 2022, cash provided by operating activities was approximately $23.2 million, generated primarily from net income from operations of $46.6 million. Non-cash activity included stock-based compensation of $10.9 million and depreciation and amortization of $9.1 million. An additional source of cash included a increase in accounts payable of approximately $9.2 million, offset by other changes in operating assets and liabilities, including a decrease in accrued compensation, accrued liabilities and deferred revenue and other contract-related liabilities of approximately $20.7 million, $3.5 million, and $1.8 million, respectively, primarily due to the timing of payments; an increase in deferred cost and other contract assets and inventories of approximately $14.9 million and $12.4 million, respectively.
Investing Activities. Cash used in investing activities for the three months ended April 1, 2023 was approximately $11.1 million, consisting primarily of approximately $9.7 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees, approximately $8.5 million for purchases of property and equipment, approximately $0.4 million of strategic investments which were offset by approximately $7.5 million from return of escrow funds associated with a business combination.
For the three months ended April 2, 2022, cash used in investing activities was approximately $23.9 million, consisting primarily of approximately $20.5 million for purchases of property and equipment, approximately $2.5 million of capitalized intangible asset costs related primarily to patent and trademark costs and approximately $0.9 million for strategic investments.
Financing Activities. Cash used in financing activities for the three months ended April 1, 2023 was approximately $35.2 million, consisting primarily of repayment on the line of credit of approximately $72.4 million, withholding of shares for employee payroll taxes for vested equity awards of approximately $12.1 million, which were offset by proceeds from borrowings under the line of credit of approximately $44.4 million and the issuance of common stock related to employee equity awards of approximately $4.9 million.
For the three months ended April 2, 2022, cash used in financing activities was approximately $22.2 million, consisting primarily of withholding of shares for employee payroll taxes for vested equity awards of approximately $25.4 million, which were partially offset by proceeds from the issuance of common stock related to employee equity awards of approximately $3.2 million.

Capital Resources and Prospective Capital Requirements
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, our Credit Facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures primarily related to investments in infrastructure growth. Possible additional uses of cash may include acquisitions of and/or strategic investments in technologies or technology companies, investments in property, repurchases of common stock under our authorized stock repurchase program and continued legal defense of our intellectual property. However, any repurchases of common stock will be subject to numerous factors, including the availability of our common stock, general market conditions, the trading price of our common stock, availability of capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for infrastructure expansion, any stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements and potential expenditures, we anticipate that our existing cash and cash equivalents and amounts available under our Credit Facility will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months. For additional information related to our Credit Facility, please see Note 15, “Debt”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
There have been no material changes to any of our critical accounting policies during the three months ended April 1, 2023. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 1, 2023.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of April 1, 2023, the carrying value of our cash equivalents approximated fair value. We manage our risk associated with interest rates fluctuations related to interest expenses under our Credit Facility by engaging in hedging activities. Since July 2022, we entered into various interest rate swap contracts to hedge our exposure to changes in cash flows associated with our outstanding debt with variable interest rates. The interest rate swap contracts have maturities averaging five years or less. See Note 17, “Derivative Instruments and Hedging Activities”, to our

accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments, interest income and credit facilities by approximately $0.1 million for each $10.0 million in interest-bearing investments and by $0.1 million for each additional $10.0 million of debt.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest expense by approximately $0.6 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the quarter ended April 1, 2023 and approximately $3.6 million based on average debt outstanding, after consideration of our interest rate swap contracts for the year ended April 1, 2023.
We sponsor multiple defined benefit pension plans covering certain international employees. The aggregate fair value of the plans’ investments was $22.2 million as of April 1, 2023. The plans’ assets may be subject to market risk, interest rate risk, and credit risk, which may affect the value of the plans’ assets and the funding of the plans.
Increases in interest rates globally may impact the value of pension plan assets held by us. When interest rates increase, the value of fixed income securities, such as bonds, may decrease, which can negatively impact the fair value of the pension plan assets. However, interest rate increases may also improve the funded status of plan by increasing the discount rate used to measure the present value of the pension obligations and potentially decreasing our requirement to make contributions to the plan. The most significant actuarial assumption affecting pension expense and pension obligations is discount rates. A hypothetical increase of 100 basis point in discount rates would result in a decrease of approximately $0.3 million in the projected benefit obligation. The impact of interest rate increases on the pension plan assets and funded status may not be predictable and may vary from period to period.
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
The balance sheets of each of our foreign subsidiaries whose functional currency is not the U.S. Dollar are translated into U.S. Dollars at the rate of exchange at the balance sheet date and the statements of comprehensive income and cash flows are translated into U.S. Dollars using an approximation of the average monthly exchange rates applicable during the period. Any foreign exchange gain or loss as a result of translating the balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar is included in equity as a component of accumulated other comprehensive income Our foreign currency exchange rate exposures are primarily with the Canadian Dollar, Euro, Japanese Yen, Swedish Krona, the British Pound, Mexican Peso, Turkish Lira and Australian Dollar. Foreign currency exchange rates may experience significant volatility from one period to the next.
We do not use derivatives or financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of April 1, 2023 would have resulted in an estimated reduction of $14.6 million in reported pre-tax income for the three months ended April 1, 2023. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.

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
The Sound United acquisition was completed on April 11, 2022. The financial results of Sound United are included in our unaudited condensed consolidated financial statements for the quarter ended April 1, 2023. The Sound United business represented approximately $216.6 million of revenue and $3.0 million of net loss for the first quarter of fiscal year 2023. As this acquisition occurred in the second quarter of fiscal year 2022, the scope of our assessment of our internal control over financial reporting does not include Sound United. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope during the first year following the date of acquisition.
During the three months ended April 1, 2023, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 24, “Commitments and Contingencies”, to our accompanying condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks come to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment. Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.

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
•*Regulatory reforms may impact our ability to develop and commercialize our healthcare products and technologies.
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
•*Concentration of ownership of our stock among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
•*Our corporate documents, and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.
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
Many of our noninvasive measurement technologies are considered disruptive. These technologies have performance levels that we believe are acceptable for many clinical environments but may be insufficient in others. In addition, these technologies may perform better in some patients and settings than others. Over time, we hope to continue to improve the performance of these technologies and educate the clinical community on how to properly evaluate them. If we are successful in these endeavors, we expect these technologies will become more useful in more environments and will become more widely adopted. Our product portfolio continues to expand, and we are investing significant resources to enter into, and in some cases create, new markets for our products. For example, our acquisition of Sound United, LLC expanded our business and product strategy to additionally focus on non-healthcare products to integrate with our successful medical technology. See the risk factor with the heading “Our new products and changes to existing products as a result of our acquisition of Sound United could fail to attract or retain users or generate revenue and profits. Further, we may not be successful in our non-healthcare expansion, which could adversely affect our business, reputation or financial results” for additional risks related to this expansion of our business.
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
Our non-healthcare business in the premium audio market depends on the reputation associated with our brands, including Bowers & Wilkins™, Denon™, Marantz™, HEOS™, Classé™, Polk Audio™, Boston Acoustics™ and Definitive Technology™, for providing high-quality products and consumer experiences. The reputation of our brands is dependent on a number of factors, including product quality, research and development, trademark protection and sales and marketing initiatives, each of which requires a wide variety of talented professionals and significant expenditures.
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

*Our healthcare customers may reduce, delay or cancel purchases due to a variety of factors, such as lower hospital census levels or third-party guidelines, which could adversely affect our business, financial condition and results of operations.
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
Additionally, increases in demand resulting from global medical crises, such as the increase in demand we experienced during the COVID-19 pandemic, may be short lived. If the increased demand results in a stockpiling of our healthcare products by, or excess inventory at, our customers, future orders may be delayed or canceled until such on-hand inventory is consumed.
*The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer, could reduce our net sales and harm our operating results.
Our healthcare business has a concentration of OEM, distributor and direct customers. For example, sales to one just-in-time distributor represented 10% or more of our healthcare product sales for the fiscal quarter ended April 1, 2023. Similarly, within our non-healthcare business, we sell products through distributors, resellers, direct-to-consumer and to large retailers. No individual retailer represented more than 10% of our non-healthcare product sales for the fiscal quarter ended April 1, 2023.
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
During the COVID-19 pandemic, the FDA issued enforcement policies under which the agency has said it will not require clearance of a new 510(k) for certain modifications to 510(k)-cleared non-invasive vital-sign patient monitoring devices. However, these policies remain in effect only during the COVID-19 pandemic. Manufacturers that make modifications pursuant to these policies will need to stop marketing the modifications at the end of the COVID-19 pandemic unless the manufacturer receives 510(k) clearance for the modifications.
*Regulatory reforms may impact our ability to develop and commercialize our healthcare products and technologies.
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
Due to Brexit, from January 1, 2021, a new regulatory framework applies to medical devices commercialized in Great Britain (England, Scotland and Wales). This is now separate from the regime in the EU. Although certain transition periods apply until June 30, 2024, the medical devices we intend to commercialize in Great Britain will need to conform to different requirements than the requirements in the EU. These factors are likely to add more complexity to our regulatory compliance obligations in Europe and our ability to commercialize medical devices in European markets.

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

Further, Brexit has led and could also lead to legislative and regulatory changes that may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the UK and the EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the UK, allowing for the relatively free exchange of personal information between the EU and the UK, (as the UK correspondingly allows transfers back to the EU). However, the European Commission may suspend the Adequacy Decision if it considers that the UK no longer provides for an adequate level of data protection. There are no signs as yet that the European Commission will take that step, which would be unprecedented.
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
•the Physician Payments Sunshine Act, which requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to certain healthcare professionals and teaching hospitals in the U.S.; and
•state laws analogous to each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by governmental programs and non-governmental third-party payers, including commercial insurers.
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
We depend on certain sole or limited source suppliers for certain key materials and components, including digital signal processor chips and analog-to-digital converter chips for certain products. These suppliers are located around the world, and the production and shipment of such materials and components may be constrained globally due to freight carrier delays and other disruptions to the supply chain. We may experience manufacturing problems related to these suppliers and other outside sources if such suppliers fail to develop, manufacture or ship products and components to us on a timely basis, or provide us with products and components that do not meet our quality standards and required quantities. We experienced supply constraints with regard to certain digital signal processor chips and other components during the COVID-19 pandemic, which affected our sales during 2022, and may adversely affect our future sales. In addition, from time to time there have been industry-wide shortages of certain components that we use in certain products. We may also experience price increases for materials, components and shipping with no guarantee that such increases can be passed along to our customers, which could adversely impact our gross margins.
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
We have acquired several businesses since our inception and we may acquire additional businesses in the future. For example, on April 11, 2022, we completed our acquisition of Sound United. In connection with the Sound United acquisition, on April 11, 2022, we entered into a Credit Facility to partially fund the acquisition. Future acquisitions may require additional debt or equity financing, which could be dilutive to our existing stockholders or reduce our earnings per share or other financial metrics. Even if we complete acquisitions, there are many factors that could affect whether such acquisition, including our acquisition of Sound United, will be beneficial to our business, including, without limitation:
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

Risks Related to Our Stock
*Concentration of ownership of our stock among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of April 1, 2023, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 9.8% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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
*Our corporate documents, and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.
Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our Board to issue up to 5.0 million shares of “blank check” preferred stock. As a result, without further stockholder approval, our Board has the authority to attach special rights, including voting and dividend rights, to this preferred stock, including pursuant to a stockholder rights plan, such as those underlying the Rights Agreement we previously adopted on September 9, 2022, which we terminated in accordance with the terms of the Amendment to the Rights Agreement we entered into effective as of March 22, 2023. However, we may implement a new stockholder rights plan in the future, which may have the effect of discouraging or preventing a change in control by, among other things, making it uneconomical for a third party to acquire us without the consent of our Board. With such rights, preferred stockholders could make it more difficult for a third-party to acquire us.
In addition, our certificate of incorporation provides for a staggered Board, whereby directors serve for three-year terms, with one-third of the directors coming up for reelection each year. A staggered Board will make it more difficult for a third-party to obtain control of our Board through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our Board. However, our Board has approved, subject to the prior approval of our stockholders at the 2023 annual meeting of stockholders, an amendment to our certificate of incorporation, pursuant to which we will phase-in the declassification of our Board over four years, whereby all members of our Board that are elected after our 2023 annual meeting of stockholders would be elected for annual terms, but there can be no assurance that our stockholders will approve this amendment to our certificate of incorporation.
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

We may be subjected to a proxy contest or to litigation by activist investors. For example, on October 21, 2022, a complaint was filed in the Delaware Court of Chancery against us and members of our Board by Politan Capital Management LP and Politan Capital NY LLC (Activist Plaintiffs). The complaint sought to (i) declare certain amendments to our bylaws that became effective on September 9, 2022 (Bylaw Amendments) unenforceable, (ii) find that our Board breached their fiduciary duties by approving and implementing the Bylaw Amendments and the shareholder rights plan adopted by us on September 9, 2022, and refusing to invalidate certain change in control provisions in our employment agreement with Joe Kiani, our CEO (iii) invalidate certain change in control provisions in Mr. Kiani’s employment agreement, (iv) permanently enjoin us and our Board from taking any actions to prevent the Activist Plaintiffs from exercising their rights in accordance with our prior bylaws to nominate directors, and (v) award the Activist Plaintiffs their fees, costs and expenses in connection with the action covered by the complaint.
On February 5, 2023, the Board approved and adopted amended and restated bylaws (the “Amended and Restated Bylaws”) which reverted to the Second Amended and Restated Bylaws of the Corporation, dated as of October 24, 2019 (included as Exhibit 3.1 to the Current Report on Form 8-K, filed by the Corporation with the U.S. Securities and Exchange Commission on October 30, 2019), except that the Amended and Restated Bylaws continued to provide that the period for stockholders to give notice of their intention to nominate directors to stand for election and to submit stockholder proposals for consideration at the 2023 annual meeting of stockholders would begin on March 24, 2023 and remain open for one month (later extended to May 1, 2023). In addition, effective February 8, 2023, Mr. Kiani agreed that the valid election to the Board at the 2023 Annual Meeting of any two individuals nominated by our stockholders in lieu of two of our current Board members will not be deemed to constitute a “Change in Control” for purposes of Section 9(iii) of his employment agreement. On February 8, 2023, the Court informed the parties that the Amended and Restated Bylaws mooted the Bylaw Amendments dispute and continued trial on the change in control provisions to September 12, 2023. On May 1, 2023, the Activist Plaintiffs filed a motion for an interim fee award of attorneys’ fees and expenses.
On March 3, 2023, the Activist Plaintiffs filed a motion for leave to file a second amended and supplemented verified complaint (the Second Amended Complaint), which the Court granted on March 15, 2023. The Second Amended Complaint added the California State Teachers’ Retirement System (CalSTRS) as a co-plaintiff and added several former members of our Board as additional co-defendants. The Second Amended Complaint seeks to invalidate Mr. Kiani’s employment agreement and challenges Mr. Kiani’s February 8, 2023 waiver. The Second Amended Complaint seeks declaratory and monetary relief and attorneys’ fees and costs.
We believe that we and the members of our Board have good and substantial defenses to the Activist Plaintiffs’ claims, but there is no guarantee that we and the members of our Board will prevail. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties related to any shareholder activism.
Moreover, the Activist Plaintiffs have nominated two director candidates for election to our Board at our upcoming 2023 annual meeting of stockholders and is waging a proxy contest in support of its candidates. Responding to the proxy contest, and to other actions by activist shareholders, is likely to be costly and time-consuming and could divert management’s and our Board’s attention and resources from our business. This proxy contest could have a material adverse effect on us for at least the following reasons:
•such shareholders may attempt to effect changes in our strategic direction and governance or to acquire control over our Board or our Company;
•while we welcome the opinions of all shareholders, responding to proxy contests and related litigation by shareholders is likely to be costly and time-consuming, disrupt our operations, and potentially divert the attention of our Board, management team and other employees away from their regular duties and the pursuit of business opportunities to enhance shareholder value;
•perceived uncertainties as to our future direction as a result of potential changes to the composition of our Board may lead to the perception of a change in the strategic direction of the business, the loss of key employees, including our executive officers, instability or lack of continuity, particularly if the activism campaign results in the appointment of one or more activist shareholders on the Board, which may cause concern to our existing or potential collaboration partners, employees and shareholders; may be exploited by our competitors; may result in the loss of potential business opportunities or limit our ability to timely initiate or advance clinical trials; and may make it more difficult to attract and retain qualified personnel and business partners;
•if individuals are elected to our board of directors with a specific agenda, it may result in operational disruption and adversely affect our ability to effectively implement our strategic plan in a timely manner and create additional value for our shareholders; and

•proxy contests and related litigation by shareholders could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
The occurrence of any of the foregoing could adversely affect our business, financial condition and results of operations.
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
We are also unable to predict how changing global economic conditions or potential global health concerns will affect our critical customers, suppliers and distributors. Any negative impact of such matters on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. Our expense levels are based, in part, on our expectations regarding future revenue levels and are relatively fixed in the short-term.
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
*Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:
•delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements;
•potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on our company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to our company and may have material adverse impacts on our business.
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
We currently derive approximately 49% of our net sales from international operations. In addition, we purchase a portion of our raw materials and components from international sources. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to duties, tariffs and conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties, fines and interest if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. We have historically engaged in transactions with entities related to or located in countries subject to certain U.S. export restrictions. For example, we have had sales of medical products destined for Iran.
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
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $146.03 to $184.54 per share from January 1, 2023 to April 1, 2023. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
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
As of April 1, 2023, approximately 10.0 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 2.9 million shares were subject to options outstanding at such date at a weighted-average exercise price of $88.05 per share, approximately 3.2 million shares were subject to outstanding RSUs, approximately 0.3 million shares were subject to outstanding PSUs and approximately 3.6 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 48 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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
Investors, stockholders, consumers, customers, suppliers and other third-parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting and transparency. Certain institutional investors, investment funds, other influential investors, customers, suppliers and other third-parties are also increasingly focused on ESG practices. If we do not adapt to or comply with evolving investor or stakeholder expectations and standards, or if we are perceived to have not responded appropriately, we may suffer from reputational damage and our business, financial condition and/or stock price may be materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock, causing our stock price to decline.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Fifth Amended and Restated Bylaws adopted on February 5, 2023 (Exhibit 3.1)
3.3	(3)	Amendment to Fifth Amended and Restated Bylaws adopted on April 20, 2023 (Exhibit 3.1)
4.1	(4)	Amended Form of Common Stock Certificate (Exhibit 4.1)
4.2#*+	(5)	Masimo Retirement Savings Plan (Exhibit 4.3)
10.1†	(6)	Amendment to Special Overdraft Agreement, dated February 28, 2023, by and between Mizuho Bank and Masimo Corporation (Exhibit 10.56)
10.2#	(7)	Limited Waiver, dated as of March 22, 2023, executed by Joe Kiani (Exhibit 10.1)
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1**		Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.INS*		XBRL Taxonomy Extension Schema Document
101.SCH*		XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL*		XBRL Taxonomy Extension Definition Linkbase Document
101.DEF*		XBRL Taxonomy Extension Label Linkbase Document
101.LAB*		XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE*		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
104
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 1, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended April 1, 2023 and April 2, 2022, respectively, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2023 and April 2, 2022, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2023 and April 2, 2022, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
 ______________
(1)    Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171), originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.
(2)    Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on February 16, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(3)    Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on April 20, 2023. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4)    Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, filed on February 16, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
(5)    Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(6)    Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K filed on March 1, 2023. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
(7)    Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on March 23, 2023. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

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

MASIMO CORPORATION

Date: May 9, 2023	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: May 9, 2023	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer