Form 10-Q
period 2023-07-01
MASIMO CORP
filed 2023-08-08
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class					Number of Shares Outstanding as of July 1, 2023
Common stock, $0.001 par value					52,818,076

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JULY 1, 2023

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except par values)

	July 1, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$150.7	$202.9
Trade accounts receivable, net of allowance for credit losses of $11.8 million and $7.7 million at July 1, 2023 and December 31, 2022, respectively	348.8	445.9
Inventories	542.6	501.0
Other current assets	166.1	158.8
Total current assets	1,208.2	1,308.6
Lease receivable, non-current	77.5	73.1
Deferred costs and other contract assets	42.3	41.9
Property and equipment, net	410.0	402.5
Customer relationships, net - (Note 9)	182.0	201.6
Acquired technologies, net - (Note 9)	144.3	160.1
Other intangible assets, net	100.2	98.9
Trademarks - (Note 9)	239.2	262.0
Goodwill	410.9	445.4
Deferred tax assets	88.4	102.5
Other non-current assets	108.2	114.0
Total assets	$3,011.2	$3,210.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$265.5	$276.8
Accrued compensation	50.2	89.3
Deferred revenue and other contract liabilities, current	73.7	80.6
Other current liabilities	182.5	183.3
Total current liabilities	571.9	630.0
Long-term debt	888.8	941.6
Deferred tax liabilities	118.9	163.6
Other non-current liabilities	123.3	136.5
Total liabilities	1,702.9	1,871.7
Commitments and contingencies - (Note 24)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100.0 million shares authorized; 52.8 million and 52.5 million shares issued and outstanding at July 1, 2023 and December 31, 2022, respectively	0.1	0.1
Treasury stock, 19.5 million and 19.5 million shares at July 1, 2023 and December 31, 2022, respectively	(1,169.2)	(1,169.2)
Additional paid-in capital	773.7	782.2
Accumulated other comprehensive (loss) income	(47.6)	11.5
Retained earnings	1,751.3	1,714.3
Total stockholders’ equity	1,308.3	1,338.9
Total liabilities and stockholders’ equity	$3,011.2	$3,210.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue	$455.3	$565.3	$1,020.3	$869.5
Cost of goods sold	234.1	307.1	514.3	406.6
Gross profit	221.2	258.2	506.0	462.9
Operating expenses:
Selling, general and administrative	151.7	188.3	348.0	297.2
Research and development	40.2	47.8	90.7	83.9
Total operating expenses	191.9	236.1	438.7	381.1
Operating income	29.3	22.1	67.3	81.8
Non-operating (loss) income	(4.5)	4.5	(16.3)	3.9
Income before provision for income taxes	24.8	26.6	51.0	85.7
Provision for income taxes	9.1	8.5	14.0	21.0
Net income	$15.7	$18.1	$37.0	$64.7

Net income per share:
Basic	$0.30	$0.34	$0.70	$1.18
Diluted	$0.29	$0.33	$0.68	$1.15

Weighted-average shares used in per share calculations:
Basic	52.8	53.9	52.7	54.7
Diluted	54.4	55.3	54.3	56.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$15.7	$18.1	$37.0	$64.7
Other comprehensive (loss) income, net of tax:
Unrealized losses from foreign currency translation adjustments	(34.6)	(14.0)	(57.4)	(16.9)
Change in pension benefits	(0.8)	(0.7)	(3.0)	(0.7)
Unrealized gain on cash flow hedges	5.6	—	1.3	—
Total comprehensive (loss) income	$(14.1)	$3.4	$(22.1)	$47.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions)
	Three and Six Months Ended July 1, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	52.5	$0.1	19.5	$(1,169.2)	$782.2	$11.5	$1,714.3	$1,338.9
Stock options exercised	0.1	—	—	—	4.3	—	—	4.3
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	—	(12.2)	—	—	(12.2)
Stock-based compensation	—	—	—	—	7.3	—	—	7.3
Net income	—	—	—	—	—	—	21.3	21.3
Foreign currency translation adjustment	—	—	—	—	—	(22.8)	—	(22.8)
Change in pension benefits	—	—	—	—	—	(2.2)	—	(2.2)
Unrealized loss on cash flow hedge	—	—	—	—	—	(4.3)	—	(4.3)
Balance at April 1, 2023	52.8	0.1	19.5	(1,169.2)	781.6	(17.8)	1,735.6	1,330.3
Stock options exercised	—	—	—	—	1.1	—	—	1.1
Shares paid for tax withholding	—	—	—	—	(0.4)	—	—	(0.4)
Stock-based compensation	—	—	—	—	(8.6)	—	—	(8.6)
Net income	—	—	—	—	—	—	15.7	15.7
Foreign currency translation adjustment	—	—	—	—	—	(34.6)	—	(34.6)
Change in pension benefits	—	—	—	—	—	(0.8)	—	(0.8)
Unrealized gain on cash flow hedge	—	—	—	—	—	5.6	—	5.6
Balance at July 1, 2023	52.8	$0.1	19.5	$(1,169.2)	$773.7	$(47.6)	$1,751.3	$1,308.3

	Three and Six Months Ended July 2, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	55.3	$0.1	16.5	$(767.7)	$752.5	$(5.5)	$1,570.9	$1,550.3
Stock options exercised	0.1	—	—	—	2.7	—	—	2.7
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(25.4)	—	—	(25.4)
Stock-based compensation	—	—	—	—	10.9	—	—	10.9
Net income	—	—	—	—	—	—	46.6	46.6
Foreign currency translation adjustment	—	—	—	—	—	(2.9)	—	(2.9)
Balance at April 2, 2022	55.5	0.1	16.5	(767.7)	740.7	(8.4)	1,617.5	1,582.2
Stock options exercised	—	—	—	—	1.2	—	—	1.2
Stock-based compensation	—	—	—	—	17.3	—	—	17.3
Repurchases of common stock	(3.0)	—	3.0	(401.4)	—	—	—	(401.4)
Net income	—	—	—	—	—	—	18.1	18.1
Foreign currency translation adjustment	—	—	—	—	—	(14.0)	—	(14.0)
Unrealized loss on pension plan	—	—	—	—	—	(0.7)	—	(0.7)
Balance at July 2, 2022	52.5	$0.1	19.5	$(1,169.1)	$759.2	$(23.1)	$1,635.6	$1,202.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net income	$37.0	$64.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.3	79.9
Stock-based compensation (benefit) expense	(1.3)	28.2
Gain on disposal of equipment, intangibles and other assets	—	0.3
Provision for credit losses	0.5	0.9
Amortization of debt issuance cost	0.9	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	95.9	(44.7)
Increase in inventories	(45.5)	(67.8)
Increase in other current assets	(8.8)	(8.2)
Increase in lease receivable, net	(4.4)	(1.7)
Increase in deferred costs and other contract assets	(0.4)	(21.6)
Increase in other non-current assets	(24.4)	(0.3)
(Decrease) increase in accounts payable	(11.8)	40.4
Decrease in accrued compensation	(39.0)	(22.6)
Decrease in accrued liabilities	(19.7)	(7.2)
Increase (decrease) in income tax payable	5.0	(18.5)
(Decrease) increase in deferred revenue and other contract-related liabilities	(6.8)	4.8
Decrease in other non-current liabilities	(4.5)	(1.0)
Net cash provided by operating activities	24.0	25.6
Cash flows from investing activities:
Purchases of property and equipment, net	(20.4)	(30.0)
Increase in intangible assets	(19.9)	(10.5)
Business combinations, net of cash acquired	7.5	(985.5)
Other strategic investing activities	(0.7)	(1.2)
Net cash used in investing activities	(33.5)	(1,027.2)
Cash flows from financing activities:
Borrowings under line of credit	79.0	927.0
Repayments on line of credit	(112.4)	(0.1)
Debt issuance costs	—	(8.9)
Proceeds from issuance of common stock	6.0	4.6
Payroll tax withholdings on behalf of employees for vested equity awards	(12.7)	(25.4)
Repurchases of common stock	—	(401.4)
Net cash (used in) provided by financing activities	(40.1)	495.8
Effect of foreign currency exchange rates on cash	(1.4)	(22.0)
Net decrease in cash, cash equivalents and restricted cash	(51.0)	(527.8)
Cash, cash equivalents and restricted cash at beginning of period	209.6	748.4
Cash, cash equivalents and restricted cash at end of period	$158.6	$220.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of the Company
Masimo Corporation is a global technology company that develops, manufactures and markets a wide array of patient monitoring technologies, as well as automation and connectivity solutions. The Company’s mission is to improve patient outcomes, reduce the cost of care and take noninvasive monitoring to new sites and applications. The Company operates two business segments: healthcare and non-healthcare.
The Company’s healthcare products and patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. The Company primarily sells its healthcare products to hospitals, emergency medical service providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through its direct sales force, distributors and original equipment manufacturer (OEM) partners.
On April 11, 2022, the Company acquired Viper Holdings Corporation, the parent company of DEI Sales, Inc., d/b/a Sound United (Sound United), via the Company’s wholly-owned subsidiary, Sonic Boom Acquisition Corp (Sonic) (Sound United Acquisition). For additional information on the Company’s acquisition of Sound United, see Note 18, “Business Combinations”.
The Company’s non-healthcare consumer products and home integration technologies are primarily sold or licensed direct-to-consumers, or through authorized retailers and wholesalers.
The terms “the Company” and “Masimo” refer to Masimo Corporation and, where applicable, its consolidated subsidiaries.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (fiscal year 2022), filed with the SEC on March 1, 2023. The results for the three and six months ended July 1, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 30, 2023 (fiscal year 2023) or for any other interim period or for any future year.
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
Reclassifications
Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation, including certain balance sheet asset accounts in the consolidated financial statements for the year ended December 31, 2022.

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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at July 1, 2023:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$91.3	$91.3	$—	$—
Money market funds	59.4	59.4	—	—
Pension assets	22.2	14.8	7.4	—
Derivative instruments - cash flow hedges	21.5	—	21.5	—
Total assets	$194.4	$165.5	$28.9	$—

Liabilities
None	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at December 31, 2022:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$148.5	$148.5	$—	$—
Money market funds	54.4	54.4	—	—
Pension assets	22.2	14.8	7.4	—
Derivative instruments - cash flow hedges	19.7	—	19.7	—
Total assets	$244.8	$217.7	$27.1	$—

Liabilities
None	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Furthermore, the Company did not elect to apply the fair value option to specific assets or liabilities on a contract-by-contract basis. The Company did not have any transfers between Level 2 and Level 3 during the six months ended July 1, 2023.
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
Intangibles purchased as part of an asset acquisition or business combination historically have included patents, trademarks, customer relationships, developed technologies and contractual licenses. In certain circumstances the Company has also acquired non-compete agreements tied to certain employment relationships. The useful life for all of these is largely determined by valuation estimates of remaining economic life. In connection with a prior acquisition, the Company acquired certain trademarks/tradenames, which are intangible assets with indefinite useful lives. These brands are expected to maintain brand value for an indefinite period of time.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
Changes in the product warranty accrual were as follows:

	Six Months Ended
(in millions)	July 1, 2023	July 2, 2022
Product warranty accrual, beginning of period	$10.6	$2.5
Increase related to acquisition, net of reserve	—	8.0
Accrual for warranties issued	5.6	1.8
Changes in pre-existing warranties (including changes in estimates)	(5.9)	(0.4)
Settlements made	(1.0)	(2.0)
Product warranty accrual, end of period	$9.3	$9.9

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
The Company records certain revenues and expenses in foreign currencies. These revenues and expenses are translated into U.S. Dollars based on the average exchange rate for the reporting period. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the exchange rate in effect as of the balance sheet date. Translation gains and losses related to foreign currency assets and liabilities of a subsidiary that are denominated in the functional currency of such subsidiary are included as a component of accumulated other comprehensive (loss) income within the accompanying condensed consolidated balance sheets. Realized and unrealized foreign currency gains and losses related to foreign currency assets and liabilities of the Company, or a subsidiary not denominated in the underlying functional currency are included as a component of non-operating (loss) income within the accompanying condensed consolidated statements of operations.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Net Income Per Share
A computation of basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$15.7	$18.1	$37.0	$64.7
Basic net income per share:
Weighted-average shares outstanding - basic	52.8	53.9	52.7	54.7
Net income per basic share	$0.30	$0.34	$0.70	$1.18
Diluted net income per share:
Weighted-average shares outstanding - basic	52.8	53.9	52.7	54.7
Diluted share equivalents: stock options, RSUs and PSUs	1.6	1.4	1.6	1.7
Weighted-average shares outstanding - diluted	54.4	55.3	54.3	56.4
Net income per diluted share	$0.29	$0.33	$0.68	$1.15
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For each of the three months ended July 1, 2023 and July 2, 2022, weighted options to purchase 0.7 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the six months ended July 1, 2023 and July 2, 2022, weighted options to purchase 0.7 million and 1.8 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of July 1, 2023 and July 2, 2022, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for the three and six month periods then ended.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Six Months Ended
(in millions)	July 1, 2023	July 2, 2022
Cash paid during the year for:
Interest expense	$23.3	$2.9
Income taxes	24.0	39.7
Operating lease liabilities	10.6	4.2

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$1.7	$8.1

Non-cash investing activities:
Unpaid purchases of property and equipment	$1.2	$4.1
Unpaid strategic investments	0.9	—
Unpaid purchase consideration to be settled upon net working capital finalization	—	21.0

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$0.1	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$150.7	$218.0
Restricted cash	7.9	2.6
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$158.6	$220.6
Recently Adopted and Recently Announced Accounting Pronouncements
There have been no material changes to the accounting policies discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023. There are no recently announced, but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of July 1, 2023.
3. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Cercacor Laboratories, Inc. (Cercacor). The Company is a party to the following agreements with Cercacor:
•Cross-Licensing Agreement - The Company and Cercacor are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $4.3 million and $5.1 million for the three months ended July 1, 2023 and July 2, 2022, respectively. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $9.9 million and $8.5 million for the six months ended July 1, 2023 and July 2, 2022, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.1 million for each of the three months ended July 1, 2023 and July 2, 2022. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.2 million for each of the six months ended July 1, 2023 and July 2, 2022.
•Lease Agreement - Effective December 2019, the Company entered into a lease agreement with Cercacor for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. The Company recognized approximately $0.3 million of lease income for each of the three months ended July 1, 2023 and July 2, 2022. The Company recognized approximately $0.6 million of lease income for each of the six months ended July 1, 2023 and July 2, 2022.
Net amounts due to Cercacor at July 1, 2023 and December 31, 2022 were approximately $4.8 million and $3.8 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation, and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. During each of the three months ended July 1, 2023 and July 2, 2022, the Company made no cash contributions to the Masimo Foundation. During each of the six months ended July 1, 2023 and July 2, 2022, the Company made cash contributions of approximately $1.0 million to the Masimo Foundation. During the three months and six months ended July 1, 2023 and July 2, 2022, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During the three months ended July 1, 2023, the Company incurred $0.3 million in marketing expenses to LMMV under the marketing service agreement. During the three months ended July 2, 2022, the Company incurred no marketing expenses to LMMV under the marketing service agreement. During the six months ended July 1, 2023 and July 2, 2022, the Company incurred $0.9 million and $0.6 million in marketing expenses to LMMV under the marketing service agreement, respectively. At each of July 1, 2023 and December 31, 2022, there was no amount due to LMMV for services rendered.
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
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For each of the three months and six months ended July 1, 2023, the Company charged the Company’s CEO less than $0.1 million pursuant to this agreement. For the three months and six months ended July 2, 2022, the Company’s CEO did not incur charges pursuant to this agreement.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
4. Inventories
Inventories consist of the following:

(in millions)	July 1, 2023	December 31, 2022
Raw materials	$249.7	$209.9
Work-in-process	29.1	30.4
Finished goods	263.8	260.7
Total inventories	$542.6	$501.0
5. Other Current Assets
Other current assets consist of the following:

(in millions)	July 1, 2023	December 31, 2022
Prepaid expenses	$67.7	$60.7
Prepaid income taxes	24.6	29.2
Lease receivable, current	30.3	28.5
Indirect taxes receivable	24.9	26.8
Prepaid rebates and royalties, current	4.9	3.7
Contract assets, current	4.8	3.9
Restricted cash(1)	2.4	2.4
Other current assets	6.5	3.6
Total other current assets	$166.1	$158.8
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
For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases are included within revenue in the accompanying condensed consolidated statements of operations. For the three months ended July 1, 2023 and July 2, 2022, lease revenue was approximately $12.0 million and $11.0 million, respectively. For the six months ended July 1, 2023 and July 2, 2022, lease revenue was approximately $32.0 million and $24.0 million, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Lease receivable from sales-type leases consists of the following:

(in millions)	July 1, 2023	December 31, 2022
Lease receivable	$108.1	$101.8
Allowance for credit loss	(0.3)	(0.2)
Lease receivable, net	107.8	101.6
Less: current portion of lease receivable	(30.3)	(28.5)
Lease receivable, non-current	$77.5	$73.1

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of July 1, 2023, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal year	Sales-Type Leases	Operating Leases
2023 (balance of year)	$15.5	$4.4
2024	28.8	7.5
2025	23.5	6.5
2026	17.3	5.9
2027	11.6	4.5
Thereafter	11.1	5.7
Total	$107.8	$34.5
Less: imputed interest(1)	—
Present value of total lease payments	$107.8
______________
(1)     The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	July 1, 2023	December 31, 2022
Deferred commissions	$18.2	$17.1
Prepaid contract allowances	12.7	13.7
Unbilled contract receivables	9.9	9.4
Deferred equipment agreements, net	1.5	1.7
Deferred costs and other contract assets	$42.3	$41.9

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
8. Property and Equipment, net
Property and equipment, net, consists of the following:

(in millions)	July 1, 2023	December 31, 2022
Machinery, equipment and tooling	$157.5	$149.4
Building and building improvements	150.5	151.0
Land	65.9	65.1
Operating lease assets	63.9	50.2
Computer equipment and software	44.3	42.1
Leasehold improvements	34.1	32.3
Transportation, vehicles and other	33.3	32.7
Furniture and office equipment	20.6	19.4
Demonstration units	10.5	11.2
Construction-in-progress (CIP)	59.4	50.6
Total property and equipment	640.0	604.0
Accumulated depreciation	(230.0)	(201.5)
Property and equipment, net	$410.0	$402.5
For the three months ended July 1, 2023 and July 2, 2022, depreciation expense of property and equipment was $10.7 million and $12.0 million, respectively. For the six months ended July 1, 2023 and July 2, 2022, depreciation expense of property and equipment was $22.6 million and $18.5 million, respectively.
For the three months ended July 1, 2023 and July 2, 2022, depreciation expense of operating lease assets was $4.1 million and $0.9 million, respectively. For the six months ended July 1, 2023 and July 2, 2022, depreciation expense of operating lease assets was $7.1 million and $1.0 million, respectively.
The balance in CIP at July 1, 2023 and December 31, 2022 related primarily to the capitalized implementation costs related to a new enterprise resource planning software system, costs related to facility improvements and the expansion of certain manufacturing facilities and equipment at the Company’s corporate headquarters, as well as costs associated with a new research and development facility, the underlying assets for which have not been completed or placed into service.
On February 14, 2022, the Company’s wholly owned subsidiary, Masimo Canada ULC, entered into a Purchase and Sale Agreement (Purchase Agreement) with Keltic (Prior) Development Limited Partnership (Vendor) for the purchase of a property in Vancouver, British Columbia, Canada for a purchase price of CAD 123.0 million, plus GST (Purchase Price), subject to certain adjustments. The Company paid CAD 21.0 million as a deposit towards the purchase during the year ended December 31, 2022. The balance of the Purchase Price will be due and payable upon the closing of the transaction, which is currently expected to occur during the second half of 2024.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
9. Intangible Assets, net
Intangible assets, net, consist of the following:

	July 1, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$207.4	$(25.4)	$182.0	$220.9	$(19.3)	$201.6
Acquired technologies	179.8	(35.5)	144.3	185.3	(25.2)	160.1
Licenses	38.8	(5.9)	32.9	39.0	(4.4)	34.6
Patents	37.0	(14.2)	22.8	35.2	(13.9)	21.3
Capitalized software development costs	30.4	(5.3)	25.1	5.5	(2.9)	2.6
Trademarks	20.0	(6.6)	13.4	39.3	(5.8)	33.5
Licenses-related party	7.5	(6.5)	1.0	7.5	(6.3)	1.2
Non-compete agreements	6.3	(1.8)	4.5	6.3	(1.1)	5.2
Other	1.6	(1.1)	0.5	1.6	(1.1)	0.5
Total intangible assets subject to amortization, net	$528.8	$(102.3)	$426.5	$540.6	$(80.0)	$460.6
Intangible assets not subject to amortization:
Trademarks			239.2			262.0
Intangible assets, net			$665.7			$722.6
Finite lived intangible assets have a weighted-average amortization period ranging from twelve years to fourteen years. Total amortization expense for the three months ended July 1, 2023 and July 2, 2022 was $14.4 million and $58.9 million, respectively. Total amortization expense for the six months ended July 1, 2023 and July 2, 2022 was $28.7 million and $61.4 million, respectively.
Total renewal costs for patents and trademarks for the three months ended July 1, 2023 and July 2, 2022 were $0.2 million and $0.3 million, respectively. Total renewal costs for patents and trademarks for the six months ended July 1, 2023 and July 2, 2022 were $0.5 million and $0.7 million, respectively. As of July 1, 2023, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal year	Amount (in millions)
2023 (balance of year)	$24.9
2024	47.0
2025	45.9
2026	44.3
2027	43.6
Thereafter	220.8
Total	$426.5

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
10. Goodwill
Changes in goodwill were as follows:

	Six Months Ended July 1, 2023
(in millions)	Healthcare	Non-healthcare	Total
Goodwill, beginning of period	$97.6	$347.8	$445.4
Foreign currency translation adjustment	0.3	(34.8)	(34.5)
Goodwill, end of period	$97.9	$313.0	$410.9
11. Lessee ROU Assets and Lease Liabilities
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through January 2032. In addition, the Company leases equipment in the U.S. and Europe pursuant to leases that are classified as operating leases and expire at various dates through April 2028. The majority of these leases are non-cancellable and generally do not contain any material restrictive covenants, material residual value guarantees, or other material guarantees. The Company recognizes lease costs under these agreements using a straight-line method based on total lease payments. Certain facility leases contain predetermined price escalations and in some cases renewal options, the longest of which is for five years.
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of July 1, 2023, the weighted-average discount rate used by the Company for all operating leases was approximately 3.9%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance sheet classification	July 1, 2023	December 31, 2022
Lessee ROU assets	Other non-current assets	$60.2	$69.6

Lessee current lease liabilities	Other current liabilities	17.7	18.7
Lessee non-current lease liabilities	Other non-current liabilities	47.1	53.4
Total operating lease liabilities		$64.8	$72.1
As of July 1, 2023 and December 31, 2022, accumulated amortization for lessee ROU assets was $44.3 million and $36.6 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 5.8 years as of July 1, 2023.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of July 1, 2023, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal year	Amount (in millions)
2023 (balance of year)	$9.9
2024	17.7
2025	13.7
2026	9.5
2027	4.9
Thereafter(1)	17.6
Total	73.3
Imputed interest	(8.5)
Present value	$64.8
______________
(1)     Includes optional renewal period for certain leases.
During the three months ended July 1, 2023 and July 2, 2022, operating lease costs were approximately $5.2 million and $5.4 million, respectively. During the six months ended July 1, 2023 and July 2, 2022, operating lease costs were approximately $10.3 million and $7.8 million, respectively.
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	July 1, 2023	December 31, 2022
Lessee ROU assets, net	$60.2	$69.6
Derivative assets - non-current	21.1	19.3
Strategic investments	13.9	13.8
Prepaid deposits and other	12.7	11.0
Other non-current assets	0.3	0.3
Total non-current assets	$108.2	$114.0
13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities, current, consist of the following:

(in millions)	July 1, 2023	December 31, 2022
Deferred revenue	$59.4	$61.0
Accrued rebates and allowances	34.0	38.5
Accrued customer reimbursements	6.4	6.1
Total deferred revenue and other contract liabilities	99.8	105.6
Less: Non-current portion of deferred revenue	(26.1)	(25.0)
Deferred revenue and other contract liabilities, current	$73.7	$80.6
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Healthcare Deferred Revenue
Healthcare deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements, and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially. As of July 1, 2023, the Company had approximately $1,378.7 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $383.6 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
Non-Healthcare Deferred Revenue
In October 2020, Bowers and Wilkins (B&W) entered into an amendment to a licensing agreement, whereby B&W received a $20.0 million royalty prepayment in relation to sound system units manufactured by B&W for various high-end car manufacturers with a total commitment of $35.0 million to be received by September 30, 2028. As of July 1, 2023, deferred revenue was $16.4 million.
Changes in deferred revenue were as follows:

(in millions)	Six Months Ended July 1, 2023
Deferred revenue, beginning of the period	$61.0
Revenue deferred during the period	12.7
Recognition of revenue deferred in prior periods	(14.3)
Deferred revenue, end of the period	$59.4
14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	July 1, 2023	December 31, 2022
Income tax payable	$35.5	$32.1
Current portion of long-term debt	31.8	15.1
Accrued expenses	30.1	39.9
Accrued indirect taxes payable	21.6	28.2
Lessee lease liabilities, current	17.7	18.7
Accrued legal fees	11.2	11.4
Accrued property taxes	10.8	12.1
Accrued warranty	9.3	10.6
Related party payables	4.9	4.0
Accrued donations	3.4	5.1
Other current liabilities	6.2	6.1
Total other current liabilities	$182.5	$183.3

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
15. Debt

(in millions)	July 1, 2023	December 31, 2022
Term loan - current portion	$9.4	$7.5
Japanese loans - current portion	22.4	7.6
Short-term debt	31.8	15.1

Term loan - long-term	274.2	278.9
Revolver - long-term	605.2	651.0
Japanese loans - long-term	9.4	11.7
Long-term debt	888.8	941.6
Total debt	$920.6	$956.7
Credit Facility
On April 11, 2022, the Company entered into a credit agreement (Credit Facility) with financial institutions party thereto as initial lenders (collectively, the Initial Lenders), Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as co-syndication agents.
The Credit Facility provides for an unsecured term loan of $300.0 million (Term Loan) and $500.0 million of ongoing unsecured revolving commitments (Revolver), with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity by an additional $400.0 million (plus additional unlimited amounts if certain incurrence tests are met) in the future with the Initial Lenders and additional lenders, as required. Debt issuance costs of $8.4 million were recorded as a reduction to the carrying amount of the Credit Facility and are being amortized to interest expense using the effective interest method.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Borrowing rates, financial covenants, affirmative and negative covenants and other restricted terms remain unchanged from the Credit Facility. All unpaid principal under the First Amendment will become due and payable on April 12, 2027. The Company was in full compliance with the financial covenants contained in its debt or Credit Facility agreements as of July 1, 2023.
For the three months ended July 1, 2023 and July 2, 2022, the Company incurred total interest expense of $11.0 million and $4.5 million interest expense under the Credit Facility, respectively. For the six months ended July 1, 2023 and July 2, 2022, the Company incurred total interest expense of $22.0 million and $4.5 million interest expense under the Credit Facility, respectively.
Furthermore, in connection with a prior acquisition, the Company assumed three outstanding loans as follows:
Japanese Revolving Loan
In March 2020, the Company entered into a secured revolving loan (Japanese Revolving Loan) with Mizuho bank, which allows the Company to borrow up to ¥800 million (approximately $5.5 million). The Japanese Revolving Loan is an evergreen agreement that terminates upon request by either the financial institution or the borrower and is collateralized with land and buildings in Shirakawa-Shi owned by the borrower. Interest accrues at a rate equal to the Mizuho Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread of 0.50% per annum. In connection with the execution of the Japanese Revolving Loan, the Company incurred debt issuance costs of ¥7.2 million (approximately $0.1 million).
On February 28, 2023, the Company and Mizuho Bank executed an amendment to the Japanese Revolving Loan, to increase the maximum aggregate revolving loan to ¥3.00 billion (approximately $20.8 million). Under the amendment, the facility accrues interest at a rate equal to the TIBOR plus a fixed spread of 0.75% per annum. The Company also paid an upfront fee of ¥22.0 million (approximately $0.2 million) on the incremental amount of the revolving Credit Facility.
The Japanese Revolving Loan agreement contains customary affirmative and negative covenants, such as financial reporting requirements and customary covenants that restrict the borrower’s ability to, among other things, provide collateral for obligations borne by the borrower, and determine the eligibility to declare, and amount of potential dividends to be paid during a given fiscal year. As of July 1, 2023, the Company was in compliance with all covenants under the Japanese Revolving Loan agreements.
Japanese Government Loans
In May and June 2020, the Company received ¥1.48 billion (approximately $10.3 million) in non-collateralized Japanese Government Loan facilities (Japanese Government Loans) as part of its local Japanese stimulus program. Interest accrues at a weighted average rate of 1.33% and is repayable in installments with various maturities through June 2035. The non-current portion of the Japanese Government Loans is presented under long-term debt and the current portion is presented under short-term debt on the accompanying condensed consolidated balance sheets. The Company incurred no debt issuance costs in connection with the Japanese Government Loans.
Japanese Equipment Loans
In April and May 2021, the Company entered into collateralized Japanese Equipment Loans of ¥150 million (approximately $1.0 million), payable in installments through March 2031 with an interest of 0.58%, and ¥80 million (approximately $0.6 million) payable in installments through April 2028 with interest of 1.2%. The non-current portion of the Japanese Equipment Loans is presented under long-term debt and the current portion is presented under short-term debt on the accompanying condensed consolidated balance sheets. The Company incurred no debt issuance costs in connection with these Japanese Equipment Loans.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of July 1, 2023, the aggregate maturities of principal on all debt for each of the next five years and thereafter are as follows:

Fiscal year	Amount (in millions)
2023 (balance of the year)	$25.4
2024	14.8
2025	16.6
2026	16.6
2027	843.6
Thereafter	3.6
Total	$920.6
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	July 1, 2023	December 31, 2022
Lessee non-current lease liabilities	$47.1	$53.4
Deferred revenue, non-current	26.1	25.0
Unrecognized tax benefits	21.4	18.0
Defined benefit obligation	8.5	10.1
Indirect tax payable, non-current	8.3	8.2
Income tax payable, non-current	7.1	12.7
Other	4.8	9.1
Total other non-current liabilities	$123.3	$136.5
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
The Company records gains and losses from the changes in the fair value of these instruments as a component of other comprehensive (loss) income. Deferred gains or losses from these designated cash flow hedges are reclassified into earnings in the period that the hedged items affect earnings. The Company does not offset fair value amounts recognized for derivative instruments in its condensed consolidated balance sheets for presentation purposes. The following table summarizes the fair value of the hedging instruments, presented on a gross basis, as of July 1, 2023 and December 31, 2022.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

			Condensed Consolidated Balance Sheets
(in millions)	Balance sheet classification		July 1, 2023	December 31, 2022
Interest rate contracts, inclusive of accrued interest	Other non-current assets	$—	$21.5	$19.7
Total			$21.5	$19.7
The following table summarizes the gains (losses) reclassified from accumulated other comprehensive (loss) income to the condensed consolidated financial statements for the three months and six months ended July 1, 2023 and July 2, 2022.

Cash flow hedges		Condensed Consolidated Statement of Operations
		Three Months Ended		Six Months Ended
(in millions)	Location of gains (losses)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest rate contracts	Non-operating (loss) income	3.8	$—	6.8	$—
Total		$3.8	$—	$6.8	$—
The following tables summarize the changes in accumulated other comprehensive (loss) income related to the hedging instruments for the three months and six months ended July 1, 2023 and July 2, 2022.

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Beginning balance	$13.6	$—	$19.3	$—
Amount recognized in other comprehensive income	11.3	—	8.6	—
Amount reclassified into earnings	(3.8)	—	(6.8)	—
Ending balance	$21.1	$—	$21.1	$—
For the three months ended July 1, 2023, the unrealized gain, net of tax was $5.6 million. For the six months ended July 1, 2023, the unrealized gain, net of tax was $1.3 million.
The Company expects to reclassify a net amount of gains of $14.3 million from accumulated other comprehensive (loss) income gain to non-operating (loss) income within the next 12 months.
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
Sound United is a leading innovator of premium, high-performance audio products for consumers around the world, which operates iconic consumer brands: Bowers & Wilkins®, Denon™, Marantz™, HEOS™, Classé™, Polk Audio™, Boston Acoustics™ and Definitive Technology™. The brands are linked by a commitment to the highest production standards and a focus on unparalleled audio quality and audio performance. Sound United delivers significant competitive benefits through its platform advantages including global distribution across online, retail, and custom installation channels; a cloud-connected home ecosystem; and a state-of-the-art research and development function focused on creating the highest-quality consumer products with world-class industrial design.

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
The results of operations of Sound United subsequent to the acquisition date and the acquired assets and assumed liabilities, including the allocation of goodwill and intangible assets, are included in the non-healthcare segment. For the period of April 11, 2022 to July 2, 2022 the Company recorded revenue of $208.3 million and a net loss of $26.9 million from Sound United. For the period of January 1, 2023 to July 1, 2023, the Company recorded revenue of $390.7 million and a net loss of $3.3 million from Sound United.
Acquisitions Costs
The Company recognized transaction costs related to the Sound United acquisition of $15.1 million for the three and six months ended July 2, 2022. The Company recognized no transaction costs related to the Sound United Acquisition for the three and six months ended July 1, 2023.
Purchase Price Allocations
The purchase price allocation for the Sound United Acquisition is final. Goodwill was calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from intangible assets acquired that do not qualify for separate recognition, including the assembled workforce. Goodwill is not expected to be deductible for tax purposes.
The measurement period adjustments resulted primarily from valuation inputs pertaining to certain acquired assets based on facts and circumstances that existed as of the acquisition date and did not result from events subsequent to the acquisition date.
The table below summarizes the final allocation of fair value of assets acquired and liabilities assumed.

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
______________
(1)    The purchase price allocation for the Sound United Acquisition is final.

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
Developed technology
The fair values of the developed technology were determined using the relief-from-royalty method under the income approach. This involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. Judgment was applied for a number of assumptions in valuing the identified intangible assets including revenue and cash flow forecasts, survival rates, technology life, royalty rate, obsolescence and discount rate.
Contractual licensing agreements
The fair value of the contractual license agreements was determined using a variation of the multi-period excess earnings method. This method involves forecasting the net earnings expected to be generated by the asset and then discounting the resulting net cash flows to a present value using an appropriate discount rate.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
On March 22, 2023, the Company and the Rights Agent entered into an amendment (Rights Agreement Amendment) to the Rights Agreement. The Rights Agreement Amendment accelerated the expiration of the Rights to 5:00 P.M., New York time, on March 22, 2023, and the Rights Agreement terminated at such time. At the time of the termination of the Rights Agreement, all Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired.
Stock Repurchase Programs
In October 2021, the Board approved a stock repurchase program, authorizing the Company to purchase up to 3.0 million shares of its common stock over a period of up to three years (2021 Repurchase Program). The 2021 Repurchase Program became effective in October 2021 upon the expiration of the Company’s prior repurchase program approved in 2018. The 2021 Repurchase Program was completed in May 2022.
In June 2022, the Board approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. No shares were repurchased pursuant to the 2022 Repurchase Program during each of the three months and six months ended July 1, 2023. As of July 1, 2023, 5.0 million shares remained available for repurchase pursuant to the 2022 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Shares repurchased(1)	—	3.0	—	3.0
Average cost per share	$—	$133.82	$—	$133.82
Value of shares repurchased	$—	$401.4	$—	$401.4
______________
(1)     Excludes shares withheld from the shares of its common stock actually issued in connection with the vesting of PSU or RSU awards to satisfy certain U.S. federal and state tax withholding obligations.
20. Stock-Based Compensation
Total stock-based compensation (benefit) expense for the three months ended July 1, 2023 and July 2, 2022 was $(8.6) million and $17.3 million, respectively. Total stock-based compensation (benefit) expense for the six months ended July 1, 2023 and July 2, 2022 was $(1.3) million and $28.2 million, respectively. The stock-based compensation benefit amounts for the three month and six months ended July 1, 2023 reflect adjustments for the expected life-to-date achievement of certain PSUs. The Company reassesses the expected achievement of such PSU awards based upon the achievement of certain pre-established multi-year performance criteria approved by the Board at the date of grant.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of July 1, 2023, an aggregate of 10.0 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.6 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Six Months Ended July 1, 2023
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	2.9	$83.85
Granted	0.1	177.29
Canceled	—	169.18
Exercised	(0.1)	41.63
Options outstanding, end of period	2.9	$88.26
Options exercisable, end of period	2.4	$73.34
Total stock option expense for the three months ended July 1, 2023 and July 2, 2022 was $2.2 million and $3.2 million, respectively. Total stock option expense for the six months ended July 1, 2023 and July 2, 2022 was $4.6 million and $6.4 million, respectively. As of July 1, 2023, the Company had $20.2 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 2.7 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of July 1, 2023 was 4.1 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Six Months Ended July 1, 2023
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	3.2	$105.65
Granted	0.2	174.51
Expired	—	170.30
Vested	(0.1)	169.63
RSUs outstanding, end of period	3.3	$107.99
Total RSU expense for the three months ended July 1, 2023 and July 2, 2022 was $5.2 million and $4.1 million, respectively. Total RSU expense for the six months ended July 1, 2023 and July 2, 2022 was $9.4 million and $7.1 million, respectively. As of July 1, 2023, the Company had $75.8 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.9 years.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Six Months Ended July 1, 2023
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period	0.3	$180.04
Granted(1)	0.1	204.67
Expired	—	139.73
Vested	(0.1)	179.42
PSUs outstanding, end of period	0.3	$190.11
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
During the six months ended July 1, 2023, the Company awarded 103,803 PSUs that will vest three years from the award date, based on the achievement of certain pre-established multi-year performance criteria approved by the Board. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes is recorded in the period in which the changes occur. If earned, the PSUs granted will vest upon achievement of the performance criteria, which include a relative total shareholder return (TSR) component, in the year following the evaluation and confirmation of the performance achievement criteria. The Company’s TSR is based on the Company’s common stock percentile ranking relative to the constituents of the Nasdaq Composite Index for the performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of shares that may be earned can range from 0% to 200% of the target amount. The fair value of market-based RSU is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of performance-based PSU is determined using the closing price of the Company’s common stock on the grant date. Based on management’s estimate of the number of units expected to vest, total PSU (benefit) expense for the three months ended July 1, 2023 and July 2, 2022 was $(16.0) million and $10.0 million, respectively. Total PSU (benefit) expense for the six months ended July 1, 2023 and July 2, 2022 was $(15.3) million and $14.8 million, respectively. The PSU benefit amounts for the three months ended July 1, 2023 relate to adjustments for the expected life-to-date performance of the PSU. As of July 1, 2023, the Company had $18.3 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.8 years.

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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023(1)	July 2, 2022(1)	July 1, 2023	July 2, 2022
Risk-free interest rate	—%	—%	4.2%	1.0% to 1.9%
Expected term (in years)	—	—	5.9	5.7
Estimated volatility	—%	—%	36.7%	31.2% to 38.9%
Expected dividends	—%	—%	—%	—%
Weighted-average fair value of options granted	$—	$—	$75.08	$49.69
__________________
(1)    No stock options were granted during the three months ended July 1, 2023 and July 2, 2022.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of July 1, 2023 was $228.9 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of July 1, 2023 was $226.0 million.
21. Employee Benefits
Defined Contribution Plans
In the U.S. the Company sponsors one qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. On April 11, 2022, participation in the MRSP was amended to allow for participation by eligible employees in connection with a prior acquisition.
The MRSP matches 100% of a participant’s salary deferral, up to 3% of each participant’s compensation for the pay period, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $1.3 million and $1.0 million to the MRSP for the three months ended July 1, 2023 and July 2, 2022, respectively, all in the form of matching contributions. The Company contributed $2.7 million and $2.1 million to the MRSP for the six months ended July 1, 2023 and July 2, 2022, respectively, all in the form of matching contributions.
In addition, some of the Company’s international subsidiaries also have defined contribution plans to which both the employees and the employers are eligible to make contributions. The Company contributed $1.4 million and $2.8 million to these plans for the three months and six months ended July 1, 2023. The Company made no contributions to any of these plans for the three and six months ended July 2, 2022.
Defined Benefit Plans
The Company sponsors several international noncontributory defined benefit plans. In connection with a prior acquisition, the Company assumed sponsorship of several international defined benefit plans and post-retirement benefit plans. All defined benefit plans and post-retirement benefit plans assumed by the Company due to a prior acquisition were closed to new participants prior to the acquisition.
The service cost component for the defined benefit plans are recorded in operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.
The Company’s net periodic defined benefit costs for each of the three and six months ended July 1, 2023, and July 2, 2022 were immaterial.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
22. Non-operating (Loss) Income
Non-operating (loss) income consists of the following:

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest income	$0.7	$0.2	$1.4	$0.5
Interest expense	(11.8)	(4.5)	(23.7)	(4.6)
Realized and unrealized foreign currency gains	6.6	8.8	6.0	8.0
Total non-operating (loss) income	$(4.5)	$4.5	$(16.3)	$3.9
23. Income Taxes
The Company has provided for income taxes in fiscal year 2023 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended July 1, 2023 and July 2, 2022, the Company recorded discrete tax benefits of approximately $0.5 million and $0.2 million, respectively, related to excess tax benefits realized from stock-based compensation. For the six months ended July 1, 2023 and July 2, 2022, the Company recorded discrete tax benefits of approximately $2.9 million and $1.9 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of July 1, 2023, the liability for income taxes associated with uncertain tax positions was approximately $29.4 million. If fully recognized, approximately $27.0 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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
On February 8, 2023, Mr. Kiani agreed that the valid election to the Company’s Board of Directors (Board) at the Company’s 2023 Annual Meeting of Stockholders (2023 Annual Meeting) of any two individuals nominated by the Company’s stockholders in lieu of two of the Company’s then-current Board members would not be deemed to constitute a “Change in Control” for purposes of Section 9(iii) of the Amended Employment Agreement.
On March 22, 2023, in connection with the Board’s unanimous selection of H Michael Cohen as Lead Independent Director, Mr. Kiani voluntarily irrevocably and permanently waived his right to treat the appointment of any lead independent director as “Good Reason” under his Amended Employment Agreement, to terminate employment, and to receive contractual separation payments on this basis.
On June 5, 2023, Mr. Kiani, pursuant to a Limited Waiver (Waiver), unconditionally, irrevocably and permanently waived his right, pursuant to Mr. Kiani’s Amended Employment Agreement, to assert that a “Change in Control” has occurred pursuant to Section 9(iii) of the Amended Employment Agreement unless the individuals who constituted the Board at the beginning of the twelve (12) month period immediately preceding such change, as defined in Section 9(iii) of the Amended Employment Agreement, cease for any reason to constitute one-half or more of the directors then in office. In addition, Mr. Kiani agreed that, for purposes of determining whether such a “Change in Control” has occurred, any individual elected to the Board at the Company’s 2023 Annual Meeting will be treated as a member of the Board at the beginning of the twelve (12) month period.
As a result of Mr. Kiani’s execution of the Waiver on June 5, 2023, which waived certain of the “Change in Control” provisions in the Amended Employment Agreement, the Company remeasured the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s condensed consolidated financial statements upon the occurrence of a Qualifying Termination under the Amended Employment Agreement, as amended by the Second Amendment, and the expense was determined to be approximately $479.7 million.
As of July 1, 2023, the Company had severance plan participation agreements with five executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008.
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
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $360.6 million of purchase commitments as of July 1, 2023 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of July 1, 2023, the Company had approximately $4.3 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of July 1, 2023, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of July 1, 2023, the Company had $150.7 million of bank balances, of which $7.9 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its healthcare products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential healthcare customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended July 1, 2023 and July 2, 2022, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 58.5% and 49.6% of healthcare revenue, respectively. During the six months ended July 1, 2023 and July 2, 2022, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 54.1% and 52.3% of healthcare revenue, respectively.
For each of the three months ended July 1, 2023 and July 2, 2022, the Company had sales through one just-in-time healthcare distributor that represented 12.0% and 10.6% of consolidated revenue, respectively.
For each of the six months ended July 1, 2023 and July 2, 2022, the Company had sales through one just-in-time healthcare distributor that represented 10.3% and 11.6% of consolidated revenue, respectively.
During the three and six months ended July 1, 2023 and July 2, 2022, there were no revenue concentrations for the Company’s non-healthcare business.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of July 1, 2023 and December 31, 2022, one healthcare customer represented 8.9% and 9.1%, respectively, of the Company’s consolidated accounts receivable balance. The receivable balance related to such healthcare customer is fully secured by a letter of credit.
As of July 1, 2023 and December 31, 2022, there were no customer concentrations risks associated with the Company’s non-healthcare business.
Litigation
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the United States District Court for the Central District of California for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Apple filed petitions for Inter Partes review (IPR) of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO instituted IPR of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the IPR proceedings. In the IPR proceedings, one or more of the challenged claims of three of the asserted patents were found valid. The challenged claims of nine of the asserted patents were found invalid. The Company and Apple filed notices of appeal and appeal briefs with the U.S. Court of Appeals for the Federal Circuit seeking review of the IPR decisions on all asserted patents. Oral arguments are scheduled for three consolidated appeals and for nine asserted patents on August 10, 2023. The parties are awaiting scheduling of oral arguments for the other asserted patents. From April 4, 2023 through May 1, 2023, the District Court held a jury trial on the trade secret, ownership, and inventorship claims. The District Court granted Apple’s motion for judgment as a matter of law on certain trade secrets and denied the remainder of Apple’s motion. On May 1, 2023, the District Court declared a mistrial because the jury was unable to reach a unanimous verdict. The District Court has not yet scheduled a new trial.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
On October 21, 2022, a complaint was filed in the Delaware Court of Chancery against the Company and members of the Company’s Board (Director Defendants) by Politan Capital Management LP and Politan Capital NY LLC (Activist Plaintiffs). The Activist Plaintiffs are managed by Quentin Koffey, who is a member of the Board. The complaint sought to (i) declare certain amendments to the Company’s bylaws that became effective on September 9, 2022 (Bylaw Amendments) unenforceable, (ii) find that the Director Defendants breached their fiduciary duties by approving and implementing the Bylaw Amendments and the shareholder rights plan adopted by the Company on September 9, 2022, and refusing to invalidate certain change of control provisions in the Company’s employment agreement with Joe Kiani, the Company’s Chief Executive Officer (CEO), (iii) invalidate certain change of control provisions in Mr. Kiani’s employment agreement, (iv) permanently enjoin the Company and its Board from taking any actions to prevent the Activist Plaintiffs from exercising their rights in accordance with the Company’s prior bylaws to nominate directors, and (v) award the Activist Plaintiffs their fees, costs and expenses in connection with the action covered by the complaint.
On February 5, 2023, the Board approved and adopted amended and restated bylaws (the Amended and Restated Bylaws) which reverted to the Second Amended and Restated Bylaws of the Corporation, dated as of October 24, 2019 (included as Exhibit 3.1 to the Current Report on Form 8-K, filed by the Corporation with the U.S. Securities and Exchange Commission on October 30, 2019), except that the Amended and Restated Bylaws continued to provide that the period for stockholders to give notice of their intention to nominate directors to stand for election and to submit stockholder proposals for consideration at the 2023 annual meeting of stockholders would begin on March 24, 2023 and remain open for one month (later extended to May 1, 2023). In addition, effective February 8, 2023, Mr. Kiani agreed that the valid election to the Board at the 2023 Annual Meeting of any two individuals nominated by the Company stockholders in lieu of two of the Company’s current Board members would not be deemed to constitute a “Change in Control” for purposes of Section 9(iii) of his employment agreement. On February 8, 2023, the Court informed the parties that the Amended and Restated Bylaws mooted the Bylaw Amendments dispute and continued trial on the change in control provisions. On May 1, 2023, Politan filed a motion for an interim fee award of attorneys’ fees and expenses.
On March 3, 2023, Politan filed a motion for leave to file a second amended and supplemented verified complaint (the Second Amended Complaint), which the Court granted on March 15, 2023. The Second Amended Complaint added the California State Teachers’ Retirement System (CalSTRS) as a co-plaintiff and added several former members of the Company’s Board as additional co-defendants. On July 18, 2023, the Court granted a stipulation to dismiss some of the former Board members. On August 7, 2023, Politan filed a third amended and supplemented complaint (the Third Amended Complaint). The Third Amended Complaint seeks declaratory and monetary relief and attorneys’ fees and costs, including declarations that certain provisions of Mr. Kiani’s employment agreement are invalid and unenforceable and that the Director Defendants breached their fiduciary duties by approving and maintaining the employment agreement. The Company believes that it and the Director Defendants have good and substantial defenses to the claims in the Third Amended Complaint, but there is no guarantee that the Company and the Director Defendants will be successful in these efforts. The Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
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
25. Segment and Enterprise Reporting
The Company’s reportable segments are determined based upon the Company’s organizational structure and the way in which the Company’s Chief Operating Decision Maker (CODM), the CEO, makes operating decisions and assesses financial performance. The CODM considered several factors including, but not limited to, customer base, technology, and homogeneity of products. The two segments are:
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
Selected information by reportable segment is presented below for each of the three and six months ended July 1, 2023 and July 2, 2022:

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues by segment:
Healthcare	$281.1	$357.0	$627.8	$661.2
Non-healthcare	174.2	208.3	392.5	208.3
Total revenue by segment	$455.3	$565.3	$1,020.3	$869.5
Gross profit:
Healthcare	$169.0	$236.7	$383.8	$442.1
Non-healthcare	58.5	72.6	136.3	72.6
Other(1)	(6.3)	(51.1)	(14.1)	(51.8)
Gross profit	$221.2	$258.2	$506.0	$462.9
____________________________
(1)     Management excludes certain corporate expenses from segment gross profit. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment gross profit because management evaluates the operating results of the segments excluding such items.
The Company’s depreciation and amortization by segment are as follows:

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Depreciation and amortization by segment:
Healthcare	$9.3	$9.1	$18.4	$18.1
Non-healthcare	15.8	61.8	32.9	61.8
Total depreciation and amortization	$25.1	$70.9	$51.3	$79.9

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
Healthcare
Our healthcare business develops, manufactures and markets a variety of noninvasive patient monitoring technologies, hospital automation and connectivity solutions, remote monitoring devices and consumer health products. Our healthcare products and patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software, cables and other services. We primarily sell our healthcare products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through our direct sales force, distributors and original equipment manufacturer (OEM) partners, such as GE Healthcare, Hillrom, Mindray, Philips, Physio-Control, Zoll, etc.
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
Our measurement technologies are available on many types of devices, from bedside hospital monitors like the Root® Patient Monitoring and Connectivity Hub, to various handheld and portable devices, and to the tetherless Radius-PPG®, Radius-VSM® and Masimo SafetyNet™ remote patient surveillance solution. The Masimo Hospital Automation™ Platform facilitates data integration, connectivity, and interoperability through solutions like Patient SafetyNet™, Iris™, iSirona™, Replica® and UniView™ to facilitate more efficient clinical workflows and to help clinicians provide the best possible care, both in-person and remotely. Leveraging our expertise in hospital-grade technologies, we are also expanding our suite of products intended for use outside the hospital and products for consumers, including Masimo Sleep™, a sleep quality solution, the Radius Tº® wireless wearable continuous thermometer, Radius Capnography™, a wireless tetherless capnograph, and the Masimo W1™ and Masimo Freedom™ biosensing health and smart watches.

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
While we seek to increase sales through our direct-to-consumer sales channel, we expect that our partnerships with third-party retailers and custom installers will continue to be an important part of our ecosystem. We will continue to seek retail partners that can deliver differentiated in-store experiences to support customer demand for product demonstrations. Our physical retail distribution relies on third-party retailers and our ability to maintain our efficiency in our manufacturing processes.
Recent Product Developments and Releases
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
Also in January 2023, we announced the limited market release of Masimo’s Visual Clinical Activity Monitoring (VCAM™), a video analysis system that uses artificial intelligence to help facilitate compliance with hospital hand hygiene protocols. The Masimo VCAM™, integrates seamlessly with the Masimo Hospital Automation™ platform of solutions, including Masimo Patient SafetyNet™, Replica®, and Root®, and is designed to help hospitals and other care facilities optimize protocol adherence, with real-time notifications at the point-of-care about current hand hygiene status and powerful analytics around protocol compliance, and the ultimate goal of helping institutions decrease incidences of hospital-acquired infections.
In February 2023, we introduced the Dymension® Series high-performance loudspeakers, building on Definitive Technology™’s quarter-of-a-century legendary sound lineage in bipolar speakers.
In March 2023, we unveiled the Masimo Freedom™ smartwatch and health tracker. The Masimo Freedom™ device continuously monitors arterial blood oxygen saturation (SpO2), hydration index (Hi™), pulse rate, heart rate and respiration rate. The Masimo Freedom™ smartwatch also features functionality such as calling, texting, music, and contains other third-party application compatibility.
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
In April 2023, we announced that Masimo Opioid Halo™ was granted de novo classification by the FDA, making it the first and only FDA-authorized opioid overdose prevention and alert system for detecting opioid-induced respiratory depression.
Also in April 2023, we announced that Masimo Rad-G® with Temperature had received FDA 510(k) clearance. The Rad-G® with Temperature is a rugged, versatile, handheld monitor that provides clinically proven SET® pulse oximetry, respiration rate from the pleth (RRp®) and other parameters alongside non-contact infrared clinical thermometry.
In May 2023, we launched Masimo Stork™, a revolutionary home baby monitoring system. This innovative system offers parents insight into their baby’s health data, helping them learn more about and be better connected to their baby. The Masimo Stork™ monitoring ecosystem system, which comprises several components, will be available in multiple configurations, including Masimo Stork™ Vitals+, the flagship solution, which consists of a boot with sensor, video camera and a mobile app.
Also in May 2023, we expanded the capabilities of our HEOS® platform by providing our customers with health tracking capabilities integrated into their favorite audio solutions. The global expansion of the HEOS® platform enables an always-on connection to the Masimo Health secure cloud device, thereby empowering consumers with an enhanced health tracking experience. This software upgrade allows Masimo’s devices and solutions to seamlessly integrate with HEOS® enabled sound bars, wireless speakers, amplifiers and receivers from Denon™, Marantz™ and Definitive Technology™ worldwide.

In June 2023, we announced that Masimo Radius VSM™ had received FDA 510(k) clearance. The Radius VSM™ is a patient worn, continuous multi-parameter vital signs monitor that allows ambulation and movement while ensuring patients remain continuously monitored.
Also in June 2023, we launched the Denon PerL™ and PerL Pro™ True Wireless Earbuds powered by Masimo AAT™, allowing users to create a personal audio profile to optimize the sound quality of the headphones.
Economic Trends and Developments Effecting Our Business
Business Outlook
The markets in which we operate have experienced a number of headwinds, including inflationary pressures, interest rates volatility, rising energy costs, recessionary outlook, and foreign currency fluctuations, all of which has affected the global economic environment and consumer spending behaviors. While we anticipate some short-term volatility in both our healthcare and non-healthcare segments, we are optimistic about long-term growth across both segments due to our new product launches, our continued investment in expanding markets and embedding our improved technologies into our product portfolio.
In an effort to bolster our long-term financial position, we recently initiated various cost reduction actions to better optimize our cost structure with near-term revenue to enhance our operating cash flow, and improve our profitability for both segments going forward.
Global Supply Chain and Logistics
Our global supply chain continues to be challenged by inefficiencies, component shortages, increased lead times, material cost fluctuations and logistics constraints, including most recently labor strikes from third-party transportation carriers. Recently, we saw improvements in our supply chain, including recovery of supply for certain raw materials, component costs, and ocean freight costs. We continue to take preventive steps to mitigate the effects caused by these factors, including validated multiple vendors, advanced purchasing of long-lead time components and higher safety stock inventory levels.
Seasonality
Each of our business segments is individually influenced by many factors, including but not limited to: new product releases, acquisitions, regulatory approvals, patient holiday schedules, hospital census, the timing of the influenza season, holiday seasons, consumer pressures, inflationary and recessionary pressures, consumer demand and preferences, competitors’ marketing promotions and sales incentives; among many other factors.
Our healthcare revenues in the third quarter of our fiscal years have generally historically represented a lower percentage of segment revenues due to the seasonality of the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer elective procedures utilizing our healthcare products.
Our non-healthcare revenues in the fourth quarter of a fiscal year generally produce a higher percentage of our segment revenues than the other quarters of our fiscal year due to the holiday shopping season and our corresponding promotional activities. Our promotional discounting activity may negatively impact our gross margin during the holiday periods.
Inpatient Census
The 2023 flu season concluded abnormally early and faded quickly in the first quarter this year, resulting in reduced inpatient census. Healthcare facilities and hospitals experienced fewer flu-related hospitalizations and medical office visits, which decreased consumption of our single-patient use sensors and consumables. The corresponding delays in reordering for our single-patient use sensors and consumables had an adverse impact on our second quarter 2023 healthcare revenue.
COVID-19 Inventory Stockpiling
During the COVID-19 pandemic period, we observed a broad increase in sensors purchased. The uncertainties and supply chain disruptions during COVID-19 contributed to our customers’ elevated inventory levels in an attempt to ensure a stable supply of single-patient use sensors and consumables. During the second quarter 2023, we discontinued certain discounting programs; and some customers maintained elevated levels of single-patient use sensors and consumables in inventory due to the softer demand and lower hospital census, which had an adverse impact on our second quarter 2023 healthcare revenue.

Contract Conversions and Installations
During the second quarter 2023, we achieved substantial market share gains through contract acquisitions as new hospital customers continue to switch to Masimo technology at rapid rates. However, conversions of new customers who have contracted to switch to Masimo were less than expected due to labor shortages in hospitals and our OEM partners not being able to provide the patient monitoring equipment needed to complete the installations in a timely manner; thereby impacting our second quarter 2023 healthcare revenues. Despite these obstacles, we have taken proactive measures to address the labor shortages, including engaging third-party installation service providers to assist. Our hospital business is strong, as our growth in contracting shows. We believe sensor utilization and sensor revenue growth rates will return to normal levels.
Russian-Ukraine Conflict
We continue to monitor the developing situation in the Ukraine, and, with respect to ongoing business in Russia and the Ukraine, and are supporting existing patient populations while remaining compliant with all applicable U.S. and EU sanctions and regulations. While Russia and Ukraine do not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope could have an impact on our business. In the interim, order acceptance for these countries has been halted. For the three and six months ended July 1, 2023, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.
Related Party Transactions
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
Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue.

	Three Months Ended (in million, except percentages)				Six Months Ended (in millions, except percentages)
	July 1, 2023	Percentage of Revenue	July 2, 2022	Percentage of Revenue	July 1, 2023	Percentage of Revenue	July 2, 2022	Percentage of Revenue
Revenue	$455.3	100.0%	$565.3	100.0%	$1,020.3	100.0%	$869.5	100.0%
Cost of goods sold	234.1	51.4	307.1	54.3	514.3	50.4	406.6	46.8
Gross profit	221.2	48.6	258.2	45.7	506.0	49.6	462.9	53.2
Operating expenses:
Selling, general and administrative	151.7	33.3	188.3	33.3	348.0	34.1	297.2	34.2
Research and development	40.2	8.8	47.8	8.5	90.7	8.9	83.9	9.6
Total operating expenses	191.9	42.1	236.1	41.8	438.7	43.0	381.1	43.8
Operating income	29.3	6.4	22.1	3.9	67.3	6.6	81.8	9.4
Non-operating (loss) income	(4.5)	(1.0)	4.5	0.8	(16.3)	(1.6)	3.9	0.4
Income before provision for income taxes	24.8	5.4	26.6	4.7	51.0	5.0	85.7	9.9
Provision for income taxes	9.1	2.0	8.5	1.5	14.0	1.4	21.0	2.4
Net income	$15.7	3.4%	$18.1	3.2%	$37.0	3.6%	$64.7	7.4%

Comparison of the Three Months ended July 1, 2023 to the Three Months ended July 2, 2022
Revenue. Revenue decreased $110.0 million, or 19.5%, to $455.3 million for the three months ended July 1, 2023 from $565.3 million for the three months ended July 2, 2022.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of consumer audio visual and sound related products. The following table details our revenues by segment for each of the three months ended July 1, 2023 and July 2, 2022:

	Three Months Ended (in millions, except percentage)
	July 1, 2023		July 2, 2022		Increase/ (Decrease)	Percentage Change
Healthcare	$281.1	61.7%	$357.0	63.2%	$(75.9)	(21.3)%
Non-healthcare	174.2	38.3	208.3	36.8	(34.1)	(16.4)
Revenue by segment	$455.3	100.0%	$565.3	100.0%	$(110.0)	(19.5)%
The decrease in healthcare segment revenue was primarily the result of lower than expected sales of consumables, due to anticipated larger orders that were delayed to the second half of the year, lower than expected U.S. hospital inpatient census, and elevated sensor inventory levels at some customers due to discounting in prior quarters, which was discontinued during the current quarter. In addition, hospital labor shortages and OEM product delays resulted in delays in the completion of patient monitoring system installations. Furthermore, continued increases in hospital labor costs have strained hospital budgets, lowering demand for capital equipment in the current quarter. Revenues were also unfavorably impacted by approximately $2.0 million of foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
The decrease in healthcare segment revenue was further attributable to the prior year revenue comparable including revenue that was delayed from the first quarter due to supply chain challenges from component shortages, and limited labor availability at our manufacturing facilities. This timing shift resulted in approximately $25.0 million to $30.0 million of revenue in the three months ending July 2, 2022.
Revenue generated through our direct and distribution sales channels decreased $74.6 million, or 23.2%, to $247.6 million for the three months ended July 1, 2023 compared to $322.2 million for the three months ended July 2, 2022. Revenues from our OEM channel decreased $1.3 million, or 3.7%, to $33.5 million for the three months ended July 1, 2023 as compared to $34.8 million for the three months ended July 2, 2022.
During the three months ended July 1, 2023, we shipped approximately 64,100 noninvasive technology boards and instruments. We believe that orders for replacement monitors have slowed as hospitals facing budget pressures have delayed purchases and our OEM partners continue to monitor and manage their order backlog and inventories levels accordingly. As of the end of the second quarter of 2023, we estimated that our installed base grew by approximately 6% over our installed base at the end of the second quarter of 2022. However, as a result of strong new hospital contracts, we expect our future sensor sales to grow, driving future revenues.
The non-healthcare segment saw lower than expected demand for consumer audio products. This business is experiencing reduced discretionary spending on high-end audio systems, and a return of competitors who had previously been hampered by supply chain interruptions now being aggressive with price cuts. Although we are unable to raise prices as we had initially planned this year, we are unwilling to reduce our prices to the same degree as competitors. However, our hearables sales doubled during the three months ended July 1, 2023, aided by the successful launch of the Masimo Denon PerL™ earbuds with Masimo AAT™.

Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the three months ended July 1, 2023 and July 2, 2022 was as follows:

Gross Profit (in millions, except percentages)
Three Months Ended July 1, 2023	Percentage of Net Revenues	Three Months Ended July 2, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$221.2	48.6%	$258.2	45.7%	$(37.0)	(14.3)%
Cost of goods sold decreased $73.0 million for the three months ended July 1, 2023, compared to the three months ended July 2, 2022, primarily due to decreased sales volumes in both the healthcare and non-healthcare segments. Gross profit increased to 48.6% for the three months ended July 1, 2023, compared to 45.7% for the three months ended July 2, 2022, primarily due to transaction costs incurred related to the Sound United acquisition and various expense inefficiencies related to the global supply chain constraints that were incurred in the prior year period that did not reoccur in the current year period.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended July 1, 2023 and July 2, 2022 were as follows:

Selling, General and Administrative (in millions, except percentages)
Three Months Ended July 1, 2023	Percentage of Net Revenues	Three Months Ended July 2, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$151.7	33.3%	$188.3	33.3%	$(36.6)	(19.4)%
Selling, general and administrative expenses decreased $36.6 million, or 19.4%, for the three months ended July 1, 2023, compared to the three months ended July 2, 2022. The decrease was primarily attributable to lower compensation and other employee-related costs of approximately $33.0 million, of which $21.8 million was attributable to a stock-based compensation life-to-date performance achievement adjustment and lower transaction-related costs of approximately $16.0 million, which were offset by higher legal and professional fees of approximately $10.4 million, which was net of a $5.0 million insurance recovery; higher occupancy and other office-related costs of approximately $1.2 million, higher amortization expense of approximately $1.0 million and higher advertising and marketing-related costs of approximately $0.5 million.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended July 1, 2023 and July 2, 2022 were as follows:

Research and Development (in millions, except percentages)
Three Months Ended July 1, 2023	Percentage of Net Revenues	Three Months Ended July 2, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$40.2	8.8%	$47.8	8.5%	$(7.6)	(15.9)%
Research and development expenses decreased $7.6 million, or 15.9%, for the three months ended July 1, 2023, compared to the three months ended July 2, 2022. The decrease was primarily attributable to lower compensation and other employee-related costs of approximately $7.3 million, of which $4.2 million was attributable to a stock-based compensation life-to-date performance achievement adjustment, lower professional fees of approximately $0.8 million and lower engineering project costs of approximately $0.5 million, which were offset by higher amortization expense of approximately $0.8 million and higher other office-related costs of approximately $0.1 million.

Non-operating (Loss)/Income. Non-operating (loss)/income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating (loss)/income for the three months ended July 1, 2023 and July 2, 2022 was as follows:

Non-operating (Loss)/Income (in millions, except percentages)
Three Months Ended July 1, 2023	Percentage of Net Revenues	Three Months Ended July 2, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(4.5)	(1.0)%	$4.5	0.8%	$(9.0)	(200.0)%
Non-operating loss was $4.5 million for the three months ended July 1, 2023, as compared to $4.5 million of non-operating income for the three months ended July 2, 2022, primarily due to interest expense incurred of approximately $11.8 million and the net impact of realized and unrealized foreign currency transactions incurred during the period of approximately $6.6 million.
Provision for Income Taxes. Our provision for income taxes for the three months ended July 1, 2023 and July 2, 2022 was as follows:

Provision for Income Taxes (in millions, except percentages)
Three Months Ended July 1, 2023	Percentage of Net Revenues	Three Months Ended July 2, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$9.1	2.0%	$8.5	1.5%	$0.6	7.1%
For the three months ended July 1, 2023, we recorded a provision for income taxes of approximately $9.1 million, or an effective tax provision rate of 36.7%, as compared to a provision for income taxes of approximately $8.5 million, or an effective tax provision rate of 32.0%, for the three months ended July 2, 2022. The increase in our income tax rate for the three months ended July 1, 2023 resulted primarily from changes in geographic composition of income as well as certain non-deductible items.

Comparison of the Six Months ended July 1, 2023 to the Six Months ended July 2, 2022
Revenue. Revenue increased $150.8 million, or 17.3%, to $1,020.3 million for the six months ended July 1, 2023 from $869.5 million for the six months ended July 2, 2022.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of consumer audio visual and sound related products. The following table details our revenues by segment for each of the six months ended July 1, 2023 and July 2, 2022:

	Six Months Ended (in millions, except percentages)
	July 1, 2023		July 2, 2022		Increase/ (Decrease)	Percentage Change
Healthcare	$627.8	61.5%	$661.2	76.0%	$(33.4)	(5.1)%
Non-healthcare	392.5	38.5	208.3	24.0	184.2	100.0
Revenue by segment	$1,020.3	100.0%	$869.5	100.0%	$150.8	17.3%
The decrease in healthcare segment revenue was primarily the result of lower than expected sales of consumables, boards and monitors due to large orders that were anticipated being delayed to the second half of the year, lower than expected U.S. hospital inpatient census, and elevated sensor inventory levels at some customers due to discounting in prior quarters, which was discontinued during the current quarter. In addition, hospital labor shortages and OEM product delays resulted in delays in the completion of patient monitoring system installations. Furthermore, continued increases in hospital labor costs have strained hospital budgets, lowering demand for capital equipment in the current quarter. Revenues were also unfavorably impacted by approximately $7.4 million of foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels decreased $28.2 million, or 4.8%, to $562.6 million for the six months ended July 1, 2023, compared to $590.8 million for the six months ended July 2, 2022. Revenues from our OEM channel decreased $5.2 million, or 7.4%, to $65.2 million for the six months ended July 1, 2023 as compared to $70.4 million for the six months ended July 2, 2022.
During the six months ended July 1, 2023, we shipped approximately 141,400 noninvasive technology boards and instruments.
The non-healthcare segment saw slower than expected demand for consumer audio products, which were also impacted by unfavorable foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. Hearables revenue was strong during the six months ended July 1, 2023, helped by the launch of the Denon PerL™ earbuds with Masimo AAT™.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the six months ended July 1, 2023 and July 2, 2022 was as follows:

Gross Profit (in millions, except percentages)
Six Months Ended July 1, 2023	Percentage of Net Revenues	Six Months Ended July 2, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$506.0	49.6%	$462.9	53.2%	$43.1	9.3%
Cost of goods sold increased $107.7 million for the six months ended July 1, 2023 compared to the six months ended July 2, 2022, primarily due to decreased sales volumes in both the healthcare and non-healthcare segments. Gross profit decreased to 49.6% for the six months ended July 1, 2023 compared to 53.2% for the six months ended July 2, 2022, primarily due to product revenue mix.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended July 1, 2023 and July 2, 2022 were as follows:

Selling, General and Administrative (in millions, except percentages)
Six Months Ended July 1, 2023	Percentage of Net Revenues	Six Months Ended July 2, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$348.0	34.1%	$297.2	34.2%	$50.8	17.1%
Selling, general and administrative expenses increased $50.8 million, or 17.1%, for the six months ended July 1, 2023, compared to the six months ended July 2, 2022. The increase was primarily due to higher legal and professional fees of approximately $36.8 million, net of a $5.0 million insurance recovery proceeds, higher advertising and marketing-related costs of approximately $13.7 million, higher occupancy and other office-related costs of approximately $12.2 million and higher amortization expense of approximately $6.0 million, which were offset by lower transaction-related costs of approximately $15.6 million and lower other employee-related costs of approximately $2.1 million, which included in a stock-based compensation life-to-date performance achievement adjustment of approximately $24.8 million.
Research and Development. Research and development expenses for the six months ended July 1, 2023 and July 2, 2022 were as follows:

Research and Development (in millions, except percentages)
Six Months Ended July 1, 2023	Percentage of Net Revenues	Six Months Ended July 2, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$90.7	8.9%	$83.9	9.6%	$6.8	8.1%
Research and development expenses increased $6.8 million, or 8.1%, for the six months ended July 1, 2023 compared to the six months ended July 2, 2022, primarily due to higher compensation-related costs of approximately $9.2 million, higher amortization expense of approximately $2.1 million, higher occupancy and other office-related costs of approximately $1.5 million, which were offset by a stock-based compensation life-to-date performance achievement adjustment of approximately $4.7 million; lower engineering project costs of approximately $0.2 million and lower professional fees of approximately $0.2 million.
Non-operating (Loss)/Income. Non-operating (loss)/income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating (loss)/income for the six months ended July 1, 2023 and July 2, 2022 was as follows:

Non-operating (Loss)/Income (in millions, except percentages)
Six Months Ended July 1, 2023	Percentage of Net Revenues	Six Months Ended July 2, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(16.3)	(1.6)%	$3.9	0.4%	$(20.2)	(517.9)%
Non-operating loss was $16.3 million for the six months ended July 1, 2023, compared to $3.9 million of non-operating income for the six months ended July 2, 2022, primarily due to interest expense incurred of approximately $23.7 million and the net impact of realized and unrealized foreign currency transactions incurred during the period of approximately $6.0 million.
Provision for Income Taxes. Our provision for income taxes for the six months ended July 1, 2023 and July 2, 2022 was as follows:

Provision for Income Taxes (in millions, except percentages)
Six Months Ended July 1, 2023	Percentage of Net Revenues	Six Months Ended July 2, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$14.0	1.4%	$21.0	2.4%	$(7.0)	(33.3)%
For the six months ended July 1, 2023, we recorded a provision for income taxes of approximately $14.0 million, or an effective tax rate of 27.5%, as compared to a provision for income taxes of approximately $21.0 million, or an effective tax rate of 24.5%, for the six months ended July 2, 2022. The increase in our income tax rate for the six months ended July 1, 2023 resulted primarily from changes in geographic composition of income as well as certain non-deductible items.

Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our Credit Facility. As of July 1, 2023, we had approximately $636.3 million in working capital, of which approximately $150.7 million was in cash and cash equivalents. We currently maintain a Credit Facility which provides for $705.0 million of unsecured borrowings. The Credit Facility also provides for a sublimit of up to $50.0 million for the issuance of letters of credit. As of July 1, 2023, we had approximately $96.4 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Facility. Proceeds from the Credit Facility are being used for general corporate, capital investment and expenditures and working capital needs. For additional information regarding the Credit Facility, see Note 15, “Debt”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of July 1, 2023, we had cash totaling $73.0 million held outside of the U.S., of which approximately $8.5 million was accessible without additional tax cost and approximately $25.2 million was accessible at an incremental estimated tax cost of up to $0.3 million. The tax cost on the remaining $39.3 million is not determinable at this time. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Despite recent acquisitions and strategic investment expenditures, we anticipate that our existing cash and cash equivalents, amounts available under our Credit Facility, cash provided by operations and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating and capital expenditures, working capital requirements, and other operational funding needs for the next 12 months. We may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through debt financing, as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended (in millions)
	July 1, 2023	July 2, 2022
Net cash provided by (used in):
Operating activities	$24.0	$25.6
Investing activities	(33.5)	(1,027.2)
Financing activities	(40.1)	495.8
Effect of foreign currency exchange rates on cash	(1.4)	(22.0)
Decrease in cash, cash equivalents and restricted cash	$(51.0)	$(527.8)
Operating Activities. Cash provided by operating activities was approximately $24.0 million for the six months ended July 1, 2023, generated primarily from net income from operations of $37.0 million. Non-cash activity included depreciation and amortization of approximately $51.3 million and stock-based benefit of approximately $1.3 million. Other major changes in operating assets and liabilities include a decrease in accounts receivable, accrued compensation, accrued liabilities, deferred costs and other contract assets and other non-current liabilities of approximately $95.9 million, $39.0 million, $19.7 million, $6.8 million and $4.5 million, respectively, primarily due to the timing of payments and Company’s costs reduction strategies; an increase in net, inventories, other non-current assets, other current assets, and income tax payables of approximately $45.5 million, $24.4 million, $8.8 million and $5.0 million, respectively, primarily due to the timing of payments and inventory build-up.

For the six months ended July 2, 2022, cash provided by operating activities was approximately $25.6 million, generated primarily from net income from operations of $64.7 million. Non-cash activity included stock-based compensation of $28.2 million and depreciation and amortization of $79.9 million. An additional source of cash included an increase in accounts payable of approximately $40.4 million and deferred revenue and other contract-related liabilities of approximately $4.8 million, offset by other changes in operating assets and liabilities, including a decrease in accrued compensation and accrued liabilities of approximately $22.6 million and $7.2 million, respectively, primarily due to the timing of payments; an increase in inventories of approximately $67.8 million and deferred cost and other contract assets and inventories of approximately $21.6 million.
Investing Activities. Cash used in investing activities for the six months ended July 1, 2023 was approximately $33.5 million, consisting primarily of approximately $20.4 million for purchases of property and equipment, approximately $19.9 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees, and approximately $0.7 million of strategic investments, which were offset by approximately $7.5 million from escrow funds associated with a business combination.
For the six months ended July 2, 2022, cash used in investing activities was approximately $1,027.2 million, consisting primarily of approximately $30.0 million for purchases of property and equipment, approximately $10.5 million of capitalized intangible asset costs related primarily to patent and trademark costs and approximately $1.2 million for strategic investments.
Financing Activities. Cash used in financing activities for the six months ended July 1, 2023 was approximately $40.1 million, consisting primarily of repayment on the line of credit of approximately $112.4 million, and withholding of shares for employee payroll taxes for vested equity awards of approximately $12.7 million, which were offset by proceeds from borrowings under the line of credit of approximately $79.0 million and the issuance of common stock related to employee equity awards of approximately $6.0 million.
For the six months ended July 2, 2022, cash used in financing activities was approximately $495.8 million, consisting primarily of withholding of shares for employee payroll taxes for vested equity awards of approximately $25.4 million, which were partially offset by proceeds from the issuance of common stock related to employee equity awards of approximately $4.6 million.
Capital Resources and Prospective Capital Requirements
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, our Credit Facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures primarily related to investments in infrastructure growth. Possible additional uses of cash may include acquisitions of and/or strategic investments in technologies or technology companies, investments in property, repurchases of common stock under our authorized stock repurchase program and continued legal defense of our intellectual property. However, any repurchases of common stock will be subject to numerous factors, including the availability of our common stock, general market conditions, the trading price of our common stock, availability of capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for infrastructure expansion, any stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these strategic investment requirements and potential expenditures, we anticipate that our existing cash and cash equivalents, amounts available under our Credit Facility, and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating and capital expenditures, working capital requirements, and other operational funding needs for the next 12 months. We may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through debt financing, as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required. For additional information related to our Credit Facility, please see Note 15, “Debt”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
There have been no material changes to any of our critical accounting policies during the six months ended July 1, 2023. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 1, 2023.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of July 1, 2023, the carrying value of our cash equivalents approximated fair value. We manage our risk associated with interest rates fluctuations related to interest expenses under our Credit Facility by engaging in hedging activities. Since July 2022, we entered into various interest rate swap contracts to hedge our exposure to changes in cash flows associated with our outstanding debt with variable interest rates. The interest rate swap contracts have maturities averaging five years or less. See Note 17, “Derivative Instruments and Hedging Activities”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments, interest income and credit facilities by approximately $0.1 million for each $10.0 million in interest-bearing investments and by $0.1 million for each additional $10.0 million of debt.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest expense by approximately $0.4 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the quarter ended July 1, 2023 and approximately $2.3 million based on average debt outstanding, after consideration of our interest rate swap contracts for the year ended July 1, 2023.
We sponsor multiple defined benefit pension plans covering certain international employees. The aggregate fair value of the plans’ investments was $22.2 million as of July 1, 2023. The plans’ assets may be subject to market risk, interest rate risk, and credit risk, which may affect the value of the plans’ assets and the funding of the plans.

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
We do not use derivatives or financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of July 1, 2023 would have resulted in an estimated reduction of $26.3 million in reported pre-tax income for the six months ended July 1, 2023. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
The Sound United acquisition was completed on April 11, 2022. The financial results of Sound United are included in our unaudited condensed consolidated financial statements for the quarter ended July 1, 2023. The Sound United business represented approximately $174.2 million of revenue and $5.8 million of net loss for the second quarter of fiscal year 2023. As this acquisition occurred in the second quarter of fiscal year 2022, the scope of our assessment of our internal control over financial reporting does not include Sound United. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope during the first year following the date of acquisition.
During the three months ended July 1, 2023, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•*If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.
•If third-parties claim that we infringe their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling certain products.
•*We believe competitors may currently be violating and may in the future violate our intellectual property rights. As a result, we may initiate litigation to protect and enforce our intellectual property rights, which may result in substantial expense and may divert management’s attention from implementing our business strategy.
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
•*We may be unable to accurately forecast our financial and operating results and appropriately plan our expenses in the future or we may fail to meet our publicly announced guidance about our business and future operating results.
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
Additionally, increases in demand resulting from global medical crises, such as the increase in demand we experienced during the COVID-19 pandemic, may be short lived. If the increased demand results in a stockpiling of our healthcare products by, or excess inventory at, our customers, future orders may be delayed or canceled until such on-hand inventory is consumed. We may be unable to accurately forecast our financial and operating results and appropriately plan our expenses in the future or we may fail to meet our publicly announced guidance about our business and future operating results. For example, during the second quarter 2023, customers maintained elevated levels of single-patient use sensors and consumables in inventory due to the softer demand and lower hospital census, which had an adverse impact on our second quarter 2023 healthcare revenue. Continued stockpiling or excess inventory as a result of lower hospital census in future quarters could also negatively impact our healthcare revenue.
*The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer, could reduce our net sales and harm our operating results.
Our healthcare business has a concentration of OEM, distributor and direct customers. For example, sales to one just-in-time distributor represented 10% or more of our healthcare product sales for the fiscal quarter ended July 1, 2023. Similarly, within our non-healthcare business, we sell products through distributors, resellers, direct-to-consumer and to large retailers. No individual retailer represented more than 10% of our non-healthcare product sales for the fiscal quarter ended July 1, 2023.
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
In addition, third-parties have challenged, and may continue to challenge, our issued patents through procedures such as Inter-Partes Review (IPR). In many IPR challenges, the U.S. Patent and Trademark Office (PTO) cancels or significantly narrows issued patent claims. IPR challenges could increase the uncertainties and costs associated with the maintenance, enforcement and defense of our issued and future patents and could have a material adverse effect on our business, financial condition and results of operations. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which will significantly impact European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary Effect (Unitary Patent). Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the new unitary patent system.
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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements. We believe some of the new market entrants in the healthcare and monitoring space, including some of the world’s largest technology companies, and some consumer audio companies may be infringing our intellectual property, and we may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that certain individuals who previously held high level technical and clinical positions with us misappropriated our intellectual property for the benefit of themselves and other companies. For example, on January 9, 2020, we initiated litigation against Apple Inc. for infringement of a number of patents, for trade secret misappropriation and for ownership and correction of inventorship of a number of Apple Inc. patents that list one of our former employees as an inventor. A trial on the trade secret, ownership, and inventorship claims was held from April 4, 2023 through May 1, 2023. On May 1, 2023, the court declared a mistrial because the jury was unable to reach a unanimous verdict. A new trial has not yet been scheduled. In addition, on June 30, 2021, we filed a complaint with the ITC against Apple Inc. for infringement of a number of other patents. On October 20, 2022, Apple filed two complaints against us and Sound United alleging that the Masimo W1™ watch infringes a number of patents. On January 10, 2023, an Administrative Law Judge ruled that Apple Inc. violated Section 337 of the Tariff Act of 1930, as amended, by importing and selling within the United States certain Apple Watches with light-based pulse oximetry functionality and components, which infringe one of our pulse oximeter patents. For additional information related to these litigations, please see Note 24, “Commitments and Contingencies”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights.
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
We sell consumer versions of our iSpO2® and MightySat® pulse oximeters that are not intended for medical use. Some of our products or product features may not be subject to the 510(k) process and/or other regulatory requirements in accordance with specific FDA guidance and policies, such as the FDA guidance related to mobile medical applications. In additions, some of our products or product features may not be subject to device regulation pursuant to Section 520(o) of the FDCA, which excludes certain software functions from the statutory definition of a device. If the FDA changes its policies or concludes that our marketing of these products is not in accordance with its current policies and/or Section 520(o) of the FDCA, we may be required to seek clearance or approval of these devices through the 510(k), de novo classification review or PMA processes.
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
During the COVID-19 pandemic, the FDA issued enforcement policies under which the agency said it will not require clearance of a new 510(k) for certain modifications to 510(k)-cleared non-invasive vital-sign patient monitoring devices. However, these policies remain in effect only during the COVID-19 pandemic. Manufacturers that make modifications pursuant to these policies will need to stop marketing the modifications at the end of the COVID-19 pandemic unless the manufacturer receives 510(k) clearance for the modifications. We may not be able to obtain such clearances or approvals in a timely fashion, or at all for production modification that were made during the COVID-19 pandemic.

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
Due to Brexit, from January 1, 2021, a new regulatory framework applies to medical devices commercialized in Great Britain (England, Scotland and Wales). This is now separate from the regime in the EU. Although certain transition periods apply, the medical devices we intend to commercialize in Great Britain may in the future need to conform to different requirements than the requirements in the EU. These factors are likely to add more complexity to our regulatory compliance obligations in Europe and our ability to commercialize medical devices in European markets.
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
Several U.S. states have passed comprehensive privacy laws that have gone or will go into effect in 2023. For example, the California Consumer Privacy Rights Act (CPRA) amended and expanded the California Consumer Privacy Act (CCPA) effective January 1, 2023. Other states have also enacted data privacy laws, including the Virginia Consumer Data Protection Act, the Colorado Privacy Act, Utah’s Consumer Privacy Act, and the Connecticut Data Privacy Act, all of which became or will become effective in 2023. These state laws govern the processing of residents’ personal information. Among many new requirements, some of the state privacy laws expand consumers’ rights (such as opting out of certain data sales to third parties and targeted advertising, restricting certain uses and disclosures of sensitive data, and requesting access, deletion, or correction of personal information). These state laws also minimize what data that can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the CPRA) subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which will become effective in 2024. There is significant uncertainty regarding how regulators will interpret and enforce this patchwork of new laws, particularly to the extent there are inconsistencies or differences in their requirements.

We continue to be subject to federal privacy laws such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA) in connection with any personal health information or medical information that we may obtain or have access to in connection with the operation of our business. Moreover, a comprehensive federal data privacy legislation has been proposed and, if passed, will further change the privacy and data security compliance landscape. In addition, on July 26, 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance.
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
Internationally, in 2022, the European Data Protection Board released new guidelines on enforcement and fines related to the General Data Protection Regulation (GDPR). The new guidelines suggest a tougher stance on enforcement and stiffer fines for companies that violate the GDPR. This is in addition to the continued complexities involving the transfer of personal data from Europe to the U.S. following the Schrems II decision. On July 10, 2023, the European Commission adopted its adequacy decision on the EU-U.S. Data Privacy Framework (“DPF”). The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to the DPF. However, it is too soon to tell how the future of Privacy Shield 2.0 will evolve and what impact it will have on our international activities. The new framework is expected to be challenged in the EU now that is has been approved. Fortunately, the new framework is just one possible mechanism to transfer personal data; other mechanisms remain available to us, including reliance upon standard contractual clauses.
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
Other international jurisdictions, including Canada, China, Saudi Arabia, South Africa, the UAE, and Brazil, among others, have also implemented laws relating to data privacy and protection that are all already in effect or are anticipated to go into effect in 2023. In 2023, we anticipate Australia, Argentina and India to propose new data privacy and protection laws. In addition, several jurisdictions such as South Korea have shown increased enforcement of their existing data privacy and security laws. Although we believe that we are complying with the GDPR and similar laws, these laws are still relatively new. Therefore, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless, intentional or criminal acts committed by our employees or agents.
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
As of July 1, 2023, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 9.9% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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

*We may be unable to accurately forecast our financial and operating results and appropriately plan our expenses in the future or we may fail to meet our publicly announced guidance about our business and future operating results.
From time to time, we release earnings guidance or other financial guidance in our quarterly and annual earnings conference calls or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Our guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include broader macroeconomic conditions and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long term. Additionally, forecasted financial and operating results may differ materially from actual results, which may materially adversely affect our financial condition and stock price. For example, if certain of our assumptions or estimates prove to be wrong, including any of the economic trends and developments affecting our business discussed in Part 1, Item 2 of this Quarterly Report on Form 10-Q, this could cause us to miss our earnings guidance or negatively impact the results we report, either of which could negatively impact our stock price and expose us to potential shareholder litigation.
We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or estimates or that consensus due to a number of factors, many of which are outside of our control, including global economic uncertainty and financial market conditions, geopolitical events, rising inflation, and rising interest rates, potential recessionary factors, and foreign exchange rate volatility, which could adversely affect our business and future operating results. We use the reports and models of economic experts in making assumptions relating to consumer discretionary spending and predictions as to timing and pace of any future economic impacts. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact of certain factors, such as macroeconomic factors, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of analysts, investors, or other interested parties, the price of our common stock could decline. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
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
In addition, our certificate of incorporation previously provided for a staggered Board, whereby directors serve for three-year terms, with one-third of the directors coming up for reelection each year. However, at our 2023 annual meeting of stockholders held on June 26, 2023, our stockholders approved an amendment to our certificate of incorporation, pursuant to which we will phase-in the declassification of our Board over four years, whereby all members of our Board that are elected after our 2023 annual meeting of stockholders would be elected for annual terms. Accordingly, the three-year term for the Class I directors elected at our 2023 annual meeting of stockholders will expire at our 2026 annual meeting of stockholders, the three-year term for the Class II directors elected at our 2021 annual meeting of stockholders will expire as originally scheduled at our 2024 annual meeting of stockholders and the three-year term for the Class III directors elected at our 2022 annual meeting of stockholders will expire as originally scheduled at our 2025 annual meeting of stockholders. The implementation of the declassification of our Board will commence at our 2024 annual meeting of stockholders. Director nominees standing for election at our 2024 annual meeting of stockholders and each annual meeting of stockholders thereafter will be elected to serve a one-year term. Beginning with our 2026 annual meeting of stockholders, all directors would stand for annual elections.

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
We have been subject to shareholder activism and may be subject to such activism in the future, which as before could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, or suppliers, make it more difficult to attract and retain key personnel, and result in a change in control pursuant to the employment agreement between us and Joe Kiani, our Chairman and CEO.
We value input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. Activist shareholders who disagree with the composition of our Board, our strategy or the way our Company is managed may seek to effect change through various strategies and channels, such as through commencing another proxy contest, making public statements critical of our performance or business or engaging in other similar activities. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives, and we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. For example, in 2022, Politan Capital Management LP and Politan Capital NY LLC and certain of their affiliates (Politan), acquired a material portion of our outstanding shares and filed a proxy statement with the SEC seeking an election of two of its nominees to our Board at our 2023 Annual Meeting. At the 2023 Annual Meeting held on June 26, 023, our stockholders voted to elect both nominees designated by Politan to serve on our Board. As a result of the contested director election, we incurred significant costs and delays in business relationships, as well as Board and management distraction during the fourth quarter of 2022 and the first half of 2023.
Politan may encourage others or on its own to conduct an additional proxy contest in connection with our 2024 Annual Meeting of Stockholders. Responding to any future proxy contests from Politan or other activist shareholders is likely to be costly and time-consuming and could again divert management’s and our Board’s attention and resources from our business. This could have a material adverse effect on us for at least the following reasons:
•shareholders may attempt to effect changes in our strategic direction and governance or to acquire control over our Board or our Company;
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
•if individuals are elected to our board of directors who have a specific agenda, including a plan to terminate our Chief Executive Officer or other executive officers, it may result in operational disruption and adversely affect our ability to effectively implement our strategic plan in a timely manner and create additional value for our shareholders; and
•the election of activist directors, including in the current instance where Politan, an affiliate of an activist director Quentin Koffey, has sued other members of our current Board, may create disruption at Board meetings and in Board deliberations and discussions;
•activist directors may make overly burdensome demands of Company management and materially and unnecessarily increase management’s workload; and
•proxy contests and related litigation by shareholders could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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
We are highly dependent on our senior management, especially Joe Kiani, our CEO, and other key officers. We are also heavily dependent on our engineers and field sales team, including sales representatives and clinical specialists. We believe certain of our competitors with greater financial resources than us have targeted our key personnel for recruitment and will likely continue to do so in the future. To the extent that key personnel depart, we may be required to bring on new hires that require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. The loss of the services of members of our key personnel or the inability to attract and retain qualified personnel in the future could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our key personnel may terminate their employment at any time and for any reason without notice, unless the individual is a participant in our 2007 Severance Protection Plan, in which case the individual has agreed to provide us with six months’ notice if such individual decides to voluntarily resign. In addition, Politan Capital Management LP and Politan Capital NY LLC, which are managed by Quentin Koffey, a member of our Board, has filed a lawsuit against us and members of our Board seeking to invalidate the employment agreement of Mr. Kiani, our Chief Executive Officer. We do not maintain any “key person” life insurance policies with respect to any of our key personnel.
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
For example, on October 21, 2022, a complaint was filed in the Delaware Court of Chancery against us and certain members of our Board by Politan Capital Management LP and Politan Capital NY LLC (Activist Plaintiffs). The Activist Plaintiffs are managed by Quentin Koffey, who is a member of our Board. The complaint sought to (i) declare certain amendments to our bylaws that became effective on September 9, 2022 (Bylaw Amendments) unenforceable, (ii) find that our Board breached their fiduciary duties by approving and implementing the Bylaw Amendments and the shareholder rights plan adopted by us on September 9, 2022, and refusing to invalidate certain change in control provisions in our employment agreement with Joe Kiani, our CEO (iii) invalidate certain change in control provisions in Mr. Kiani’s employment agreement, (iv) permanently enjoin us and our Board from taking any actions to prevent the Activist Plaintiffs from exercising their rights in accordance with our prior bylaws to nominate directors, and (v) award the Activist Plaintiffs their fees, costs and expenses in connection with the action covered by the complaint. On March 3, 2023, the Activist Plaintiffs filed a motion for leave to file a second amended and supplemented verified complaint (the Second Amended Complaint), which the Court granted on March 15, 2023. The Second Amended Complaint added the California State Teachers’ Retirement System (CalSTRS) as a co-plaintiff and added several former members of our Board as additional co-defendants. The Second Amended Complaint seeks to invalidate the employment agreement of Mr. Kiani, our Chief Executive Officer, and challenges Mr. Kiani’s February 8, 2023 waiver. We believe that we and the members of our Board have good and substantial defenses to the Activist Plaintiffs’ claims, but there is no guarantee that we and the members of our Board who are named as defendants in the litigation will prevail. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties related to this lawsuit.
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
If we are unable to meet the demand of our customers, our customers may cancel orders or purchase products from our competitors, which could reduce our revenue and gross profit margin. Conversely, if product demand decreases, we may be unable to timely adjust our manufacturing cost structure, resulting in excess capacity, which would lower gross product margins. Similarly, if we are unable to forecast demand accurately, we could be required to record charges related to excess or obsolete inventory, which would also lower our gross margin. Each of our business segments is individually influenced by many factors, including but not limited to: new product releases, acquisitions, regulatory approvals, patient holiday schedules, hospital census, the timing of the influenza season, holiday seasons, consumer pressures, inflationary and recessionary pressures, consumer demand and preferences, competitors’ marketing promotions and sales incentives; among many other factors.
In addition, we may experience seasonal demand for our non-healthcare products and demand for such products could decrease significantly during a recession. For example, healthcare revenues in the third quarter of our fiscal years have generally historically represented a lower percentage of segment revenues due to the seasonality of the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer elective procedures utilizing our healthcare products. The 2023 flu season concluded abnormally early and faded quickly in the first quarter this year, resulting in reduced inpatient census. Healthcare facilities and hospitals experienced fewer flu-related hospitalizations and medical office visits, which decreased consumption of our single-patient use sensors and consumables. The corresponding delays in reordering for our single-patient use sensors and consumables had an adverse impact on our second quarter 2023 healthcare revenue. Similarly, our non-healthcare revenues in the fourth quarter of a fiscal year generally produce a higher percentage of our segment revenues than the other quarters of our fiscal year due to the holiday shopping season and our corresponding promotional activities. Our promotional discounting activity may negatively impact our gross margin during the holiday periods. Any shortfalls in expected revenue due to a mismatch in supply of and demand for our products, could cause our operating results to suffer significantly, and seasonal or similar variances may also result in fluctuations in our revenues.
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
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $146.03 to $196.47 per share from January 1, 2023 to July 1, 2023. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
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
As of July 1, 2023, approximately 10.0 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 2.9 million shares were subject to options outstanding at such date at a weighted-average exercise price of $88.26 per share, approximately 3.3 million shares were subject to outstanding RSUs, approximately 0.3 million shares were subject to outstanding PSUs and approximately 3.6 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 48 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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

Item 5. Other Information
During the three months ended July 1, 2023, the following trading arrangements were entered into by a director or officer of the Company:

Name and Title of the Director or Officer	The Date on Which the Director or Officer Adopted or Terminated the Trading Arrangement	Duration of the Trading Arrangement (1)	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Trading Arrangement
Craig Reynolds, Director	May 17, 2023	May 3, 2024	40,000 Options to Purchase Shares of Masimo Common Stock and shares of Masimo Common Stock issuable upon exercise of such options	(2)
Joe Kiani, CEO & Chairman of the Board	May 22, 2023	May 25, 2023	6,365 Shares of Masimo Common Stock	(3)
_______________
(1)    Each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.
(2)    The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5–1(c).
(3)    The trading arrangement was effected in transactions intended to satisfy the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 28, 2023 (Exhibit 3.1)
3.3	(3)	Fifth Amended and Restated Bylaws adopted on February 5, 2023 (Exhibit 3.1)
3.4	(4)	Amendment to Fifth Amended and Restated Bylaws adopted on April 20, 2023 (Exhibit 3.1)
4.1	(5)	Amended Form of Common Stock Certificate (Exhibit 4.1)
4.2#*+	(6)	Masimo Retirement Savings Plan (Exhibit 4.3)
21.1*		List of Registrant’s Subsidiaries
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1**		Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.INS*		XBRL Taxonomy Extension Schema Document
101.SCH*		XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL*		XBRL Taxonomy Extension Definition Linkbase Document
101.DEF*		XBRL Taxonomy Extension Label Linkbase Document
101.LAB*		XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE*		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
104		Cover Page Interactive Data File (embedded within the inline XBRL document)
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 1, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2023 and July 2, 2022, respectively, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2023 and July 2, 2022, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2023 and July 2, 2022, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
 ______________
(1)    Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171), originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.
(2)    Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on June 28, 2023. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
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
(6)    Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
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

MASIMO CORPORATION

Date: August 8, 2023	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: August 8, 2023	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer