Form 10-Q
period 2023-09-30
MASIMO CORP
filed 2023-11-08
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class					Number of Shares Outstanding as of September 30, 2023
Common stock, $0.001 par value					52,841,259

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except par values)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$124.4	$202.9
Trade accounts receivable, net of allowance for credit losses of $12.3 million and $7.7 million at September 30, 2023 and December 31, 2022, respectively	356.9	445.9
Inventories	584.6	501.0
Other current assets	171.6	158.8
Total current assets	1,237.5	1,308.6
Lease receivable, non-current	79.9	73.1
Deferred costs and other contract assets	44.7	41.9
Property and equipment, net	415.0	402.5
Customer relationships, net - (Note 9)	175.5	201.6
Acquired technologies, net - (Note 9)	129.3	160.1
Other intangible assets, net - (Note 9)	100.7	98.9
Trademarks - (Note 9)	224.5	262.0
Goodwill	400.1	445.4
Deferred tax assets	88.2	102.5
Other non-current assets	100.5	114.0
Total assets	$2,995.9	$3,210.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$283.5	$276.8
Accrued compensation	55.9	89.3
Deferred revenue and other contract liabilities, current	73.1	80.6
Other current liabilities	166.3	183.3
Total current liabilities	578.8	630.0
Long-term debt	910.1	941.6
Deferred tax liabilities	112.1	163.6
Other non-current liabilities	119.3	136.5
Total liabilities	1,720.3	1,871.7
Commitments and contingencies - (Note 24)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100.0 million shares authorized; 52.8 million and 52.5 million shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	0.1	0.1
Treasury stock, 19.5 million and 19.5 million shares at September 30, 2023 and December 31, 2022, respectively	(1,169.2)	(1,169.2)
Additional paid-in capital	773.7	782.2
Accumulated other comprehensive (loss) income	(90.9)	11.5
Retained earnings	1,761.9	1,714.3
Total stockholders’ equity	1,275.6	1,338.9
Total liabilities and stockholders’ equity	$2,995.9	$3,210.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue	$478.9	$549.3	$1,499.2	$1,418.8
Cost of goods sold	244.1	266.8	758.4	673.4
Gross profit	234.8	282.5	740.8	745.4
Operating expenses:
Selling, general and administrative	156.1	174.6	504.1	471.6
Research and development	46.5	53.1	137.2	137.1
Impairment charge	7.0	—	7.0	—
Total operating expenses	209.6	227.7	648.3	608.7
Operating income	25.2	54.8	92.5	136.7
Non-operating (loss) income	(11.2)	(2.8)	(27.5)	1.0
Income before provision for income taxes	14.0	52.0	65.0	137.7
Provision for income taxes	3.4	14.1	17.4	35.1
Net income	$10.6	$37.9	$47.6	$102.6

Net income per share:
Basic	$0.20	$0.72	$0.90	$1.90
Diluted	$0.20	$0.70	$0.88	$1.85

Weighted-average shares used in per share calculations:
Basic	52.8	52.5	52.8	54.0
Diluted	53.9	54.1	54.2	55.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$10.6	$37.9	$47.6	$102.6
Other comprehensive (loss) income, net of tax:
Unrealized losses from foreign currency translation adjustments	(43.2)	(17.8)	(100.6)	(34.7)
Change in pension benefits	(0.5)	(0.7)	(3.5)	(1.4)
Unrealized gain on cash flow hedges	0.4	14.7	1.7	14.7
Total comprehensive (loss) income	$(32.7)	$34.1	$(54.8)	$81.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions)
	Three and Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	52.5	$0.1	19.5	$(1,169.2)	$782.2	$11.5	$1,714.3	$1,338.9
Stock options exercised	0.1	—	—	—	4.3	—	—	4.3
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	—	(12.2)	—	—	(12.2)
Stock-based compensation	—	—	—	—	7.3	—	—	7.3
Net income	—	—	—	—	—	—	21.3	21.3
Foreign currency translation adjustment	—	—	—	—	—	(22.8)	—	(22.8)
Change in pension benefits	—	—	—	—	—	(2.2)	—	(2.2)
Unrealized loss on cash flow hedge	—	—	—	—	—	(4.3)	—	(4.3)
Balance at April 1, 2023	52.8	0.1	19.5	(1,169.2)	781.6	(17.8)	1,735.6	1,330.3
Stock options exercised	—	—	—	—	1.1	—	—	1.1
Shares paid for tax withholding	—	—	—	—	(0.4)	—	—	(0.4)
Stock-based compensation	—	—	—	—	(8.6)	—	—	(8.6)
Net income	—	—	—	—	—	—	15.7	15.7
Foreign currency translation adjustment	—	—	—	—	—	(34.6)	—	(34.6)
Change in pension benefits	—	—	—	—	—	(0.8)	—	(0.8)
Unrealized gain on cash flow hedge	—	—	—	—	—	5.6	—	5.6
Balance at July 1, 2023	52.8	0.1	19.5	(1,169.2)	773.7	(47.6)	1,751.3	1,308.3
Stock options exercised	—	—	—	—	1.2	—	—	1.2
Shares paid for tax withholding	—	—	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	—	(1.1)	—	—	(1.1)
Net income	—	—	—	—	—	—	10.6	10.6
Foreign currency translation adjustment	—	—	—	—	—	(43.2)	—	(43.2)
Change in pension benefits	—	—	—	—	—	(0.5)	—	(0.5)
Unrealized gain on cash flow hedge	—	—	—	—	—	0.4	—	0.4
Balance at September 30, 2023	52.8	$0.1	19.5	$(1,169.2)	$773.7	$(90.9)	$1,761.9	$1,275.6

	Three and Nine Months Ended October 1, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	55.3	$0.1	16.5	$(767.7)	$752.5	$(5.5)	$1,570.9	$1,550.3
Stock options exercised	0.1	—	—	—	2.7	—	—	2.7
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(25.4)	—	—	(25.4)
Stock-based compensation	—	—	—	—	10.9	—	—	10.9
Net income	—	—	—	—	—	—	46.6	46.6
Foreign currency translation adjustment	—	—	—	—	—	(2.9)	—	(2.9)
Balance at April 2, 2022	55.5	0.1	16.5	(767.7)	740.7	(8.4)	1,617.5	1,582.2
Stock options exercised	—	—	—	—	1.2	—	—	1.2
Stock-based compensation	—	—	—	—	17.3	—	—	17.3
Repurchases of common stock	(3.0)	—	3.0	(401.4)	—	—	—	(401.4)
Net income	—	—	—	—	—	—	18.1	18.1
Foreign currency translation adjustment	—	—	—	—	—	(14.0)	—	(14.0)
Unrealized loss on pension plan	—	—	—	—	—	(0.7)	—	(0.7)
Balance at July 2, 2022	52.5	0.1	19.5	(1,169.1)	759.2	(23.1)	1,635.6	1,202.7
Stock options exercised	0.1	—	—	—	2.3	—	—	2.3
Stock-based compensation	—	—	—	—	13.5	—	—	13.5
Net income	—	—	—	—	—	—	37.9	37.9
Foreign currency translation adjustment	—	—	—	—	—	(17.8)	—	(17.8)
Unrealized loss on pension plan	—	—	—	—	—	(0.7)	—	(0.7)
Unrealized gain on cash flow hedge	—	—	—	—	—	14.7	—	14.7
Balance at October 1, 2022	52.6	$0.1	19.5	$(1,169.1)	$775.0	$(26.9)	$1,673.5	$1,252.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income	$47.6	$102.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75.8	56.6
Stock-based compensation (benefit) expense	(2.4)	41.7
Gain on disposal of equipment, intangibles and other assets	0.6	0.1
Provision for credit losses	1.1	1.2
Amortization of debt issuance cost	1.4	0.9
Impairment charge	7.0	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	84.8	(66.7)
(Increase) decrease in inventories	(93.1)	(71.0)
(Increase) decrease in other current assets	(14.6)	11.7
(Increase) decrease in lease receivable, net	(6.8)	(5.9)
(Increase) decrease in deferred costs and other contract assets	(2.9)	(31.6)
(Increase) decrease in other non-current assets	(42.0)	(22.2)
Increase (decrease) in accounts payable	3.6	69.6
Increase (decrease) in accrued compensation	(32.8)	(6.9)
Increase (decrease) in accrued liabilities	(19.5)	(26.5)
Increase (decrease) in income tax payable	(7.1)	(8.4)
Increase (decrease) in deferred revenue and other contract-related liabilities	(6.2)	19.7
Increase (decrease) in other non-current liabilities	22.5	(28.9)
Net cash provided by operating activities	17.0	36.0
Cash flows from investing activities:
Purchases of property and equipment, net	(33.1)	(36.0)
Increase in intangible assets	(29.3)	(13.9)
Business combinations, net of cash acquired	7.5	(985.0)
Other strategic investing activities	(1.0)	—
Net cash used in investing activities	(55.9)	(1,034.9)
Cash flows from financing activities:
Borrowings under line of credit	139.5	1,050.6
Repayments on line of credit	(154.3)	(96.3)
Debt issuance costs	—	(9.3)
Proceeds from issuance of common stock	6.7	6.9
Payroll tax withholdings on behalf of employees for vested equity awards	(12.7)	(25.4)
Repurchases of common stock	—	(401.4)
Net cash (used in) provided by financing activities	(20.8)	525.1
Effect of foreign currency exchange rates on cash	(17.6)	(52.5)
Net decrease in cash, cash equivalents and restricted cash	(77.3)	(526.3)
Cash, cash equivalents and restricted cash at beginning of period	209.6	748.4
Cash, cash equivalents and restricted cash at end of period	$132.3	$222.1
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (fiscal year 2022), filed with the SEC on March 1, 2023. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 30, 2023 (fiscal year 2023) or for any other interim period or for any future year.
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
Reclassifications
Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation, including certain balance sheet asset accounts in the consolidated financial statements for the year ended December 31, 2022. There was no impact on previously reported total assets, liabilities, stockholders’ equity or net income.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of standalone selling prices, variable consideration, total consideration allocated to each performance obligation within a contract, inventory valuation, valuation of the Company’s equity awards, valuation of identifiable assets and liabilities connected with business combinations, impairment of long-lived assets, intangible assets and goodwill; derivative and equity instruments, deferred taxes and any associated valuation allowances, deferred revenue, accounting for pensions, uncertain income tax positions, litigation costs, and related accruals. Actual results could differ from such estimates.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at September 30, 2023:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$72.2	$72.2	$—	$—
Money market funds	52.2	52.2	—	—
Equity securities	2.0	2.0	—	—
Pension assets	22.2	14.8	7.4	—
Derivative instruments - cash flow hedges	21.8	—	21.8	—
Derivative instruments - warrants	1.1	—	—	1.1
Total assets	$171.5	$141.2	$29.2	$1.1

Liabilities
None	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at December 31, 2022:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$148.5	$148.5	$—	$—
Money market funds	54.4	54.4	—	—
Pension assets	22.2	14.8	7.4	—
Derivative instruments - cash flow hedges	19.7	—	19.7	—
Total assets	$244.8	$217.7	$27.1	$—

Liabilities
None	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
The Company invests in checking, savings and money market fund accounts, which are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices. These investments are classified as cash and cash equivalents within the Company’s accompanying condensed consolidated balance sheets, in accordance with GAAP and its accounting policies.
The Company has certain strategic investments in privately-held companies (non-marketable equity securities) and companies that have completed initial public offerings (marketable equity securities). The Company’s marketable equity securities, whose price is based on quoted market price in an active market, are classified within Level 1 of the fair value hierarchy. Equity securities are classified as current, short-term investments, or non-current, recorded in other non-current assets, based on the nature of the securities and their availability for use in current operations. The changes in the fair value of those equity securities are measured at each reporting date and changes in the value of these investments between reporting dates are recorded within non-operating income (expense).
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company also has investments in certain derivative instruments, warrants, which are measured at fair value and classified within Level 3 of the fair value hierarchy. The warrants are included in the other non-current assets on the balance sheet. Changes in the fair value of warrants are measured at each reporting date and are recorded within non-operating income (expense).
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
Furthermore, the Company did not elect to apply the fair value option to specific assets or liabilities on a contract-by-contract basis. The Company did not have any transfers between Level 2 and Level 3 during the nine months ended September 30, 2023.
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
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment, the Company has the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company has two reporting units, healthcare and non-healthcare. The Company’s qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and Company-specific factors, including: (i) severe adverse industry or economic trends; (ii) significant Company-specific actions; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, or if the Company elects to bypass the qualitative analysis, then the Company performs a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of such reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to such reporting unit. The annual impairment test is performed during the fourth fiscal quarter.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
Changes in the product warranty accrual were as follows:

	Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022
Product warranty accrual, beginning of period	$10.6	$2.5
Increase related to acquisition, net of reserve	—	8.0
Accrual for warranties issued	7.4	1.9
Changes in pre-existing warranties (including changes in estimates)	(8.3)	1.5
Settlements made	(1.0)	(4.5)
Product warranty accrual, end of period	$8.7	$9.4
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Net Income Per Share
A computation of basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$10.6	$37.9	$47.6	$102.6
Basic net income per share:
Weighted-average shares outstanding - basic	52.8	52.5	52.8	54.0
Net income per basic share	$0.20	$0.72	$0.90	$1.90
Diluted net income per share:
Weighted-average shares outstanding - basic	52.8	52.5	52.8	54.0
Diluted share equivalents: stock options, RSUs and PSUs	1.1	1.6	1.4	1.6
Weighted-average shares outstanding - diluted	53.9	54.1	54.2	55.6
Net income per diluted share	$0.20	$0.70	$0.88	$1.85
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For each of the three months ended September 30, 2023 and October 1, 2022, weighted options to purchase 1.3 million and 1.0 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the nine months ended September 30, 2023 and October 1, 2022, weighted options to purchase 0.9 million and 0.8 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of September 30, 2023 and October 1, 2022, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for the three and nine month periods then ended.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022
Cash paid during the year for:
Interest expense	$35.8	$11.9
Income taxes	39.4	71.1
Operating lease liabilities	16.0	12.0

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$2.4	$9.8

Non-cash investing activities:
Unpaid purchases of property and equipment	$1.2	$4.8
Unpaid strategic investments	0.6	1.5

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$0.5	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$124.4	$219.5
Restricted cash	7.9	2.6
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$132.3	$222.1
Recently Adopted and Recently Announced Accounting Pronouncements
There have been no material changes to the accounting policies discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023. There are no recently announced, but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of September 30, 2023.
3. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Cercacor Laboratories, Inc. (Cercacor). The Company is a party to the following agreements with Cercacor:
•Cross-Licensing Agreement - The Company and Cercacor are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $5.2 million and $4.5 million for the three months ended September 30, 2023 and October 1, 2022, respectively. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $15.1 million and $13.1 million for the nine months ended September 30, 2023 and October 1, 2022, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.1 million for each of the three months ended September 30, 2023 and October 1, 2022. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.3 million for each of the nine months ended September 30, 2023 and October 1, 2022.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
•Lease Agreement - Effective December 2019, the Company entered into a lease agreement with Cercacor for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. The Company recognized approximately $0.3 million of lease income for each of the three months ended September 30, 2023 and October 1, 2022. The Company recognized approximately $0.9 million of lease income for each of the nine months ended September 30, 2023 and October 1, 2022.
Net amounts due to Cercacor at September 30, 2023 and December 31, 2022 were approximately $5.6 million and $3.8 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation, and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. During each of the three months ended September 30, 2023 and October 1, 2022, the Company made no cash contributions to the Masimo Foundation. During each of the nine months ended September 30, 2023 and October 1, 2022, the Company made cash contributions of approximately $1.0 million to the Masimo Foundation. During the three months and nine months ended September 30, 2023 and October 1, 2022, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During the three months ended September 30, 2023, the Company incurred $0.4 million in marketing expenses to LMMV under the marketing service agreement. During the three months ended October 1, 2022, the Company incurred no marketing expenses to LMMV under the marketing service agreement. During the nine months ended September 30, 2023 and October 1, 2022, the Company incurred $1.2 million and $0.6 million in marketing expenses to LMMV under the marketing service agreement, respectively. At each of September 30, 2023 and December 31, 2022, there was no amount due to LMMV for services rendered.
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
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For each of the three months and nine months ended September 30, 2023, the Company charged the Company’s CEO less than $0.1 million pursuant to this agreement. For the three months and nine months ended October 1, 2022, the Company’s CEO did not incur charges pursuant to this agreement.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
4. Inventories
Inventories consist of the following:

(in millions)	September 30, 2023	December 31, 2022
Raw materials	$257.9	$209.9
Work-in-process	28.5	30.4
Finished goods	298.2	260.7
Total inventories	$584.6	$501.0
5. Other Current Assets
Other current assets consist of the following:

(in millions)	September 30, 2023	December 31, 2022
Prepaid expenses	$68.7	$60.7
Lease receivable, current	32.1	28.5
Indirect taxes receivable	26.8	26.8
Prepaid income taxes	25.9	29.2
Other current assets	6.6	3.6
Contract assets, current	4.7	3.9
Prepaid rebates and royalties, current	4.4	3.7
Restricted cash(1)	2.4	2.4
Total other current assets	$171.6	$158.8
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
For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases are included within revenue in the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2023 and October 1, 2022, lease revenue was approximately $21.0 million and $16.0 million, respectively. For the nine months ended September 30, 2023 and October 1, 2022, lease revenue was approximately $53.0 million and $40.0 million, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Lease receivable from sales-type leases consists of the following:

(in millions)	September 30, 2023	December 31, 2022
Lease receivable	$112.2	$101.8
Allowance for credit loss	(0.2)	(0.2)
Lease receivable, net	112.0	101.6
Less: current portion of lease receivable	(32.1)	(28.5)
Lease receivable, non-current	$79.9	$73.1

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of September 30, 2023, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal year	Sales-Type Leases	Operating Leases
2023 (balance of year)	$9.7	$2.9
2024	31.1	8.8
2025	25.9	7.6
2026	19.5	6.8
2027	13.4	5.3
Thereafter	12.4	7.0
Total	$112.0	$38.4
Less: imputed interest(1)	—
Present value of total lease payments	$112.0
______________
(1)     The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	September 30, 2023	December 31, 2022
Deferred commissions	$19.1	$17.1
Prepaid contract allowances	13.6	13.7
Unbilled contract receivables	10.4	9.4
Deferred equipment agreements, net	1.6	1.7
Deferred costs and other contract assets	$44.7	$41.9

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
8. Property and Equipment, net
Property and equipment, net, consists of the following:

(in millions)	September 30, 2023	December 31, 2022
Machinery, equipment and tooling	$161.2	$149.4
Building and building improvements	150.4	151.0
Operating lease assets	77.6	50.2
Land	65.5	65.1
Construction-in-progress (CIP)	60.6	50.6
Computer equipment and software	45.4	42.1
Leasehold improvements	34.7	32.3
Transportation, vehicles and other	33.2	32.7
Furniture and office equipment	20.7	19.4
Demonstration units	10.9	11.2
Total property and equipment	660.2	604.0
Accumulated depreciation	(245.2)	(201.5)
Property and equipment, net	$415.0	$402.5
For the three months ended September 30, 2023 and October 1, 2022, depreciation expense of property and equipment was $10.7 million and $12.6 million, respectively. For the nine months ended September 30, 2023 and October 1, 2022, depreciation expense of property and equipment was $33.2 million and $31.1 million, respectively.
For the three months ended September 30, 2023 and October 1, 2022, depreciation expense of operating lease assets was $5.2 million and $0.9 million, respectively. For the nine months ended September 30, 2023 and October 1, 2022, depreciation expense of operating lease assets was $12.4 million and $1.0 million, respectively.
The balance in CIP at September 30, 2023 and December 31, 2022 related primarily to the capitalized implementation costs related to a new enterprise resource planning software system, costs related to facility improvements, the expansion of certain key manufacturing facilities globally, machinery and equipment at the Company’s corporate headquarters, as well as on-going development costs associated with a new research and development facility, the underlying assets for which have not been completed or placed into service.
On February 14, 2022, the Company’s wholly owned subsidiary, Masimo Canada ULC, entered into a Purchase and Sale Agreement (Purchase Agreement) with Keltic (Prior) Development Limited Partnership (Vendor) for the purchase of a property in Vancouver, British Columbia, Canada for a purchase price of CAD 123.0 million, plus GST (Purchase Price), subject to certain adjustments. The Company paid CAD 21.0 million as a deposit towards the purchase during the year ended December 31, 2022. The balance of the Purchase Price will be due and payable upon the closing of the transaction, which is currently expected to occur during the first half of 2025.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
9. Intangible Assets, net
Intangible assets, net, consist of the following:

	September 30, 2023			As Adjusted, December 31, 2022(1)
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$204.0	$(28.5)	$175.5	$220.9	$(19.3)	$201.6
Acquired technologies	169.6	(40.3)	129.3	185.3	(25.2)	160.1
Licenses	38.0	(6.6)	31.4	39.0	(4.4)	34.6
Capitalized software development costs	41.0	(13.6)	27.4	25.0	(2.9)	22.1
Patents	38.2	(14.7)	23.5	35.2	(13.9)	21.3
Trademarks	20.0	(6.9)	13.1	19.8	(5.8)	14.0
Non-compete agreements	6.3	(2.2)	4.1	6.3	(1.1)	5.2
Licenses-related party	7.5	(6.6)	0.9	7.5	(6.3)	1.2
Other	1.6	(1.3)	0.3	1.6	(1.1)	0.5
Total intangible assets subject to amortization, net	$526.2	$(120.7)	$405.5	$540.6	$(80.0)	$460.6
Intangible assets not subject to amortization:
Trademarks			$231.5			$262.0
Impairment charge			(7.0)			—
Total trademarks			224.5			262.0
Intangible assets, net			$630.0			$722.6
The following intangible assets reclassification adjustments were made as of September 30, 2023(1):

	As Adjusted, December 31, 2022			As Previously Filed, December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Capitalized software development costs	25.0	(2.9)	22.1	5.5	(2.9)	2.6
Trademarks	19.8	(5.8)	14.0	39.3	(5.8)	33.5
_____________________
(1)    The Company recorded an immaterial reclassification adjustment between the intangible assets balances in Trademarks and Capitalized Software Development Costs in the amount of $19.5 million, for the year ended December 31, 2022. The adjusted balances are reflected as of September 30, 2023. There was no impact on total intangible assets, net as of December 31, 2022.
Finite lived intangible assets have a weighted-average amortization period ranging from twelve years to fourteen years. Total amortization expense for the three months ended September 30, 2023 and October 1, 2022 was $13.8 million and $10.3 million, respectively. Total amortization expense for the nine months ended September 30, 2023 and October 1, 2022 was $42.6 million and $25.5 million, respectively.
Total renewal costs for patents and trademarks for the three months ended September 30, 2023 and October 1, 2022 were $0.2 million and $0.3 million, respectively. Total renewal costs for patents and trademarks for the nine months ended September 30, 2023 and October 1, 2022 were $0.8 million and $1.0 million, respectively. As of September 30, 2023, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal year	Amount (in millions)
2023 (balance of year)	$15.7
2024	54.5
2025	43.7
2026	41.1
2027	40.8
Thereafter	209.7
Total	$405.5
Indefinite-lived intangible assets are subject to annual impairment testing, unless circumstances dictate more frequent testing, if impairment indicators exist. Impairment for indefinite-lived assets exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. Determining whether impairment indicators exist and estimating the fair value of the Company’s indefinite-lived intangible assets if necessary for impairment testing require significant judgment. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors.
The Company performs its annual impairment analysis during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment.
In the third quarter of 2023, continued declines in the Company’s stock price and certain worsening macro-economic market conditions, including continued slowing in demand for consumer audio products, contributed to a significant decline in the Company’s market capitalization, which led the Company to conclude a trigger event had occurred. As a result, the Company performed a quantitative impairment assessment, which resulted in recording a $7.0 million impairment charge for indefinite-lived trademarks in the non-healthcare reporting unit. In conjunction with this third quarter interim impairment quantitative assessment, the Company concluded that both the healthcare reporting unit’s and non-healthcare reporting unit’s respective estimated fair values exceeded their carrying values of goodwill. Furthermore, recoverability tests performed for other long-lived assets with finite lives indicated no recoverability issues.

The Company performed its interim impairment test for goodwill using a combination of both an income and a market approach to determine the fair value of each reporting unit. The income approach utilized the estimated discounted cash flows for each reporting unit, while the market approach utilized comparable company information. Estimates and assumptions used in the income approach to calculate projected future discounted cash flows included revenue growth rates, operating margins and a discount rate for each reporting unit. Discount rates were determined using a weighted average cost of capital for risk factors specific to each reporting segment and other market and industry data. The assumptions used are inherently subject to uncertainty and the Company noted that slight changes in these assumptions could have a significant impact on the concluded value. For purposes of the impairment test, the fair value of indefinite-lived assets were determined using the same methodology as described in Note 18, “Business Combinations.”
The estimates and assumptions applied represent a Level 3 measurement because they are supported by limited or no market activity and reflect the Company’s assumptions in measuring fair value.
10. Goodwill
Changes in goodwill were as follows:

	Nine Months Ended September 30, 2023
(in millions)	Healthcare	Non-healthcare	Total
Goodwill, beginning of period	$97.6	$347.8	$445.4
Adjustments to goodwill from purchase price allocation	—	(10.4)	(10.4)
Foreign currency translation adjustment	(0.7)	(34.2)	(34.9)
Goodwill, end of period	$96.9	$303.2	$400.1

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
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of September 30, 2023, the weighted-average discount rate used by the Company for all operating leases was approximately 3.9%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance sheet classification	September 30, 2023	December 31, 2022
Lessee ROU assets	Other non-current assets	$55.7	$69.6

Lessee current lease liabilities	Other current liabilities	17.0	18.7
Lessee non-current lease liabilities	Other non-current liabilities	43.0	53.4
Total operating lease liabilities		$60.0	$72.1
As of September 30, 2023 and December 31, 2022, accumulated amortization for lessee ROU assets was $46.5 million and $36.6 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 5.7 years as of September 30, 2023.
As of September 30, 2023, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal year	Amount (in millions)
2023 (balance of year)	$4.6
2024	17.9
2025	13.9
2026	9.4
2027	4.8
Thereafter(1)	17.3
Total	67.9
Imputed interest	(7.9)
Present value	$60.0
______________
(1)     Includes optional renewal period for certain leases.
During the three months ended September 30, 2023 and October 1, 2022, operating lease costs were approximately $8.2 million and $4.8 million, respectively. During the nine months ended September 30, 2023 and October 1, 2022, operating lease costs were approximately $18.6 million and $12.6 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	September 30, 2023	December 31, 2022
Lessee ROU assets, net	$55.7	$69.6
Derivative assets - non-current	21.5	19.3
Prepaid deposits and other	7.7	11.0
Strategic investments	7.2	13.8
Equity investments - fair value	2.0	—
Derivative instruments - warrants	1.1	—
Other non-current assets	5.3	0.3
Total non-current assets	$100.5	$114.0

13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities, current, consist of the following:

(in millions)	September 30, 2023	December 31, 2022
Deferred revenue	$56.9	$61.0
Accrued rebates and allowances	34.8	38.5
Accrued customer reimbursements	7.6	6.1
Total deferred revenue and other contract liabilities	99.3	105.6
Less: Non-current portion of deferred revenue	(26.2)	(25.0)
Deferred revenue and other contract liabilities, current	$73.1	$80.6
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Healthcare Deferred Revenue
Healthcare deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements, and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially. As of September 30, 2023, the Company had approximately $1,434.6 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $375.9 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
Non-Healthcare Deferred Revenue
In October 2020, the Company’s subsidiary, B&W Group Ltd. (B&W), entered into an amendment to a licensing agreement, whereby B&W received a $20.0 million royalty prepayment in relation to sound system units manufactured under the Bowers & Wilkins brand for various high-end car manufacturers with a total commitment of $35.0 million to be received by September 30, 2028. As of September 30, 2023, deferred revenue was $15.8 million.
Changes in deferred revenue were as follows:

(in millions)	Nine Months Ended September 30, 2023
Deferred revenue, beginning of the period	$61.0
Revenue deferred during the period	15.8
Recognition of revenue deferred in prior periods	(19.9)
Deferred revenue, end of the period	$56.9
14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	September 30, 2023	December 31, 2022
Accrued expenses	$30.1	$39.9
Current portion of long-term debt	29.3	15.1
Income tax payable	23.3	32.1
Accrued indirect taxes payable	22.5	28.2
Lessee lease liabilities, current	17.0	18.7
Accrued property taxes	10.6	12.1
Accrued legal fees	8.8	11.4
Accrued warranty	8.7	10.6
Other current liabilities	6.8	6.1
Related party payables	5.8	4.0
Accrued donations	3.4	5.1
Total other current liabilities	$166.3	$183.3

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
15. Debt

(in millions)	September 30, 2023	December 31, 2022
Term loan - current portion	$7.5	$7.5
Japanese loans - current portion	21.8	7.6
Short-term debt	29.3	15.1

Term loan - long-term	274.7	278.9
Revolver - long-term	626.7	651.0
Japanese loans - long-term	8.7	11.7
Long-term debt	910.1	941.6
Total debt	$939.4	$956.7
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Borrowing rates, financial covenants, affirmative and negative covenants and other restricted terms remain unchanged from the Credit Facility. All unpaid principal under the First Amendment will become due and payable on April 12, 2027. The Company was in full compliance with the financial covenants contained in its debt or Credit Facility agreements as of September 30, 2023.
For the three months ended September 30, 2023 and October 1, 2022, the Company incurred total interest expense of $12.1 million and $9.0 million under the Credit Facility, respectively. For the nine months ended September 30, 2023 and October 1, 2022, the Company incurred total interest expense of $34.1 million and $13.0 million under the Credit Facility, respectively.
Furthermore, in connection with the Sound United acquisition, the Company assumed three outstanding loans as follows:
Japanese Revolving Loan
In March 2020, the Company entered into a secured revolving loan (Japanese Revolving Loan) with Mizuho bank, which allows the Company to borrow up to ¥800 million (approximately $5.4 million). The Japanese Revolving Loan is an evergreen agreement that terminates upon request by either the financial institution or the borrower and is collateralized with land and buildings in Shirakawa-Shi owned by the borrower. Interest accrues at a rate equal to the Mizuho Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread of 0.50% per annum. In connection with the execution of the Japanese Revolving Loan, the Company incurred debt issuance costs of ¥7.2 million (approximately $0.1 million).
On February 28, 2023, the Company and Mizuho Bank executed an amendment to the Japanese Revolving Loan, to increase the maximum aggregate revolving loan to ¥3.00 billion (approximately $20.1 million). Under the amendment, the facility accrues interest at a rate equal to the TIBOR plus a fixed spread of 0.75% per annum. The Company also paid an upfront fee of ¥22.0 million (approximately $0.2 million) on the incremental amount of the revolving Credit Facility.
The Japanese Revolving Loan agreement contains customary affirmative and negative covenants, such as financial reporting requirements and customary covenants that restrict the borrower’s ability to, among other things, provide collateral for obligations borne by the borrower, and determine the eligibility to declare, and amount of potential dividends to be paid during a given fiscal year. As of September 30, 2023, the Company was in compliance with all covenants under the Japanese Revolving Loan agreements.
Japanese Government Loans
In May and June 2020, the Company received ¥1.48 billion (approximately $9.9 million) in non-collateralized Japanese Government Loan facilities (Japanese Government Loans) as part of its local Japanese stimulus program. Interest accrues at a weighted average rate of 1.33% and is repayable in installments with various maturities through June 2035. The non-current portion of the Japanese Government Loans is presented under long-term debt and the current portion is presented under short-term debt on the accompanying condensed consolidated balance sheets. The Company incurred no debt issuance costs in connection with the Japanese Government Loans.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of September 30, 2023, the aggregate maturities of principal on all debt for each of the next five years and thereafter are as follows:

Fiscal year	Amount (in millions)
2023 (balance of the year)	$20.6
2024	12.8
2025	16.6
2026	16.6
2027	869.2
Thereafter	3.6
Total	$939.4
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	September 30, 2023	December 31, 2022
Lessee non-current lease liabilities	$43.0	$53.4
Deferred revenue, non-current	26.2	25.0
Unrecognized tax benefits	23.3	18.0
Indirect tax payable, non-current	8.1	8.2
Defined benefit obligation	7.7	10.1
Income tax payable, non-current	7.1	12.7
Other	3.9	9.1
Total other non-current liabilities	$119.3	$136.5
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
The Company records gains and losses from the changes in the fair value of these instruments as a component of other comprehensive (loss) income. Deferred gains or losses from these designated cash flow hedges are reclassified into earnings in the period that the hedged items affect earnings. The Company does not offset fair value amounts recognized for derivative instruments in its condensed consolidated balance sheets for presentation purposes. The following table summarizes the fair value of the hedging instruments, presented on a gross basis, as of September 30, 2023 and December 31, 2022.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

		Condensed Consolidated Balance Sheets
(in millions)	Balance sheet classification	September 30, 2023	December 31, 2022
Interest rate contracts, inclusive of accrued interest	Other non-current assets	$21.8	$19.7
Total		$21.8	$19.7
The following table summarizes the gains (losses) reclassified from accumulated other comprehensive (loss) income to the condensed consolidated financial statements for the three months and nine months ended September 30, 2023 and October 1, 2022.

Cash flow hedges		Condensed Consolidated Statement of Operations
		Three Months Ended		Nine Months Ended
(in millions)	Location of gains (losses)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest rate contracts	Non-operating (loss) income	$4.1	$0.8	$10.9	$0.8
Total		$4.1	$0.8	$10.9	$0.8
The following tables summarize the changes in accumulated other comprehensive (loss) income related to the hedging instruments for the three months and nine months ended September 30, 2023 and October 1, 2022.

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Beginning balance	$21.1	$—	$19.3	$—
Amount recognized in other comprehensive income	4.5	18.6	13.1	18.6
Amount reclassified into earnings	(4.1)	0.8	(10.9)	0.8
Ending balance	$21.5	$19.4	$21.5	$19.4
For the three months ended September 30, 2023, the unrealized gain, net of tax was $0.4 million. For the nine months ended September 30, 2023, the unrealized gain, net of tax was $1.7 million.
The Company expects to reclassify a net amount of gains of $13.7 million from accumulated other comprehensive (loss) income gain to non-operating (loss) income within the next 12 months.
18. Business Combinations
Sound United Acquisition
On April 11, 2022, the Company completed the previously announced acquisition of Sound United, pursuant to a Merger Agreement dated as of February 15, 2022, by and among the Company, Sonic Boom Acquisition Corp., a wholly-owned subsidiary of the Company (Merger Sub), Viper Holdings Corporation (Sound United), and, solely in its capacity as the Seller Representative, Viper Holdings, LLC, pursuant to which Merger Sub merged with and into Sound United, with Sound United continuing as a wholly-owned subsidiary of the Company (Merger).
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company acquired 100% of the equity interests of Sound United for $1.0575 billion in cash, subject to adjustments based on Sound United’s net working capital, transaction expenses, cash and debt as of the closing of the Merger, payable by the Company in cash. The transaction was primarily funded with the proceeds from the Credit Facility. See Note 15, “Debt”, for additional information about the Credit Facility. There was no contingent consideration resulting from the transaction.
The results of operations of Sound United subsequent to the acquisition date and the acquired assets and assumed liabilities, including the allocation of goodwill and intangible assets, are included in the non-healthcare segment. For the period of April 11, 2022 to October 1, 2022, the Company recorded revenue of $430.3 million and a net loss of $26.7 million from Sound United. For the period of January 1, 2023 to September 30, 2023, the Company recorded revenue of $562.1 million and a net loss of $21.2 million from Sound United.
Acquisitions Costs
The Company recognized transaction costs related to the Sound United acquisition of $16.6 million for the nine months ended October 1, 2022. The Company recognized no transaction costs related to the Sound United Acquisition for the three and nine months ended September 30, 2023.
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
In June 2022, the Board approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. No shares were repurchased pursuant to the 2022 Repurchase Program during each of the three months and nine months ended September 30, 2023. As of September 30, 2023, 5.0 million shares remained available for repurchase pursuant to the 2022 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Shares repurchased(1)	—	—	—	3.0
Average cost per share	$—	$—	$—	$133.82
Value of shares repurchased	$—	$—	$—	$401.4
______________
(1)     Excludes shares withheld from the shares of its common stock actually issued in connection with the vesting of PSU or RSU awards to satisfy certain U.S. federal and state tax withholding obligations.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
20. Stock-Based Compensation
Total stock-based compensation (benefit) expense for the three months ended September 30, 2023 and October 1, 2022 was $(1.1) million and $13.5 million, respectively. Total stock-based compensation (benefit) expense for the nine months ended September 30, 2023 and October 1, 2022 was $(2.4) million and $41.7 million, respectively. The stock-based compensation benefit amounts for the three month and nine months ended September 30, 2023 reflect adjustments for the expected life-to-date achievement of certain PSUs. The Company reassesses the expected achievement of such PSU awards based upon the achievement of certain pre-established multi-year performance criteria approved by the Board at the date of grant.
As of September 30, 2023, an aggregate of 10.0 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.6 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Nine Months Ended September 30, 2023
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	2.9	$83.85
Granted	0.1	177.29
Canceled	—	172.15
Exercised	(0.2)	43.57
Options outstanding, end of period	2.8	$88.24
Options exercisable, end of period	2.4	$73.68

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Total stock option expense for the three months ended September 30, 2023 and October 1, 2022 was $2.2 million and $2.7 million, respectively. Total stock option expense for the nine months ended September 30, 2023 and October 1, 2022 was $6.8 million and $9.1 million, respectively. As of September 30, 2023, the Company had $17.7 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 2.5 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of September 30, 2023 was 3.8 years.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Nine Months Ended September 30, 2023
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	3.1	$105.65
Granted	0.2	172.34
Expired	(0.1)	171.52
Vested	(0.1)	170.42
RSUs outstanding, end of period	3.1	$107.66
Total RSU expense for the three months ended September 30, 2023 and October 1, 2022 was $5.0 million and $3.6 million, respectively. Total RSU expense for the nine months ended September 30, 2023 and October 1, 2022 was $14.4 million and $10.7 million, respectively. As of September 30, 2023, the Company had $69.3 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.7 years.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Nine Months Ended September 30, 2023
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
During the nine months ended September 30, 2023, the Company awarded 103,803 PSUs that will vest three years from the award date, based on the achievement of certain pre-established multi-year performance criteria approved by the Board. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes is recorded in the period in which the changes occur. If earned, the PSUs granted will vest upon achievement of the performance criteria, which include a relative total shareholder return (TSR) component, in the year following the evaluation and confirmation of the performance achievement criteria. The Company’s TSR is based on the Company’s common stock percentile ranking relative to the constituents of the Nasdaq Composite Index for the performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of shares that may be earned can range from 0% to 200% of the target amount. The fair value of market-based RSUs is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of performance-based PSUs is determined using the closing price of the Company’s common stock on the grant date. Based on management’s estimate of the number of units expected to vest, total PSU (benefit) expense for the three months ended September 30, 2023 and October 1, 2022 was $(8.3) million and $7.2 million, respectively. Total PSU (benefit) expense for the nine months ended September 30, 2023 and October 1, 2022 was $(23.6) million and $21.9 million, respectively. The PSU benefit amounts for the three months ended September 30, 2023 relate to adjustments for the expected life-to-date performance of the PSU. As of September 30, 2023, the Company had $10.3 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.5 years.
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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023(1)	October 1, 2022(1)	September 30, 2023	October 1, 2022
Risk-free interest rate	—%	—%	4.2%	1.0% to 1.9%
Expected term (in years)	—	—	5.9	5.7
Estimated volatility	—%	—%	36.7%	31.2% to 38.9%
Expected dividends	—%	—%	—%	—%
Weighted-average fair value of options granted	$—	$—	$75.08	$49.69
__________________
(1)    No stock options were granted during the three months ended September 30, 2023 and October 1, 2022.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of September 30, 2023 was $67.1 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of September 30, 2023 was $67.1 million.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
21. Employee Benefits
Defined Contribution Plans
In the U.S. the Company sponsors one qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. On April 11, 2022, participation in the MRSP was amended to allow for participation by eligible employees in connection with the Sound United acquisition.
The MRSP matches 100% of a participant’s salary deferral, up to 3% of each participant’s compensation for the pay period, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $1.1 million and $1.8 million to the MRSP for the three months ended September 30, 2023 and October 1, 2022, respectively, all in the form of matching contributions. The Company contributed $3.8 million and $4.5 million to the MRSP for the nine months ended September 30, 2023 and October 1, 2022, respectively, all in the form of matching contributions.
In addition, some of the Company’s international subsidiaries also have defined contribution plans to which both the employees and the employers are eligible to make contributions. The Company contributed $1.3 million and $4.1 million to these plans for the three months and nine months ended September 30, 2023. The Company made no contributions to any of these plans for the three and nine months ended October 1, 2022.
Defined Benefit Plans
The Company sponsors several international noncontributory defined benefit plans. In connection with the Sound United acquisition, the Company assumed sponsorship of several international defined benefit plans and post-retirement benefit plans. All defined benefit plans and post-retirement benefit plans assumed by the Company were closed to new participants prior to the Sound United acquisition.
The service cost component for the defined benefit plans are recorded in operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.
The Company’s net periodic defined benefit costs for each of the three and nine months ended September 30, 2023, and October 1, 2022 were immaterial.
22. Non-operating (Loss) Income
Non-operating (loss) income consists of the following:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest income	$0.7	$0.5	$2.2	$1.0
Interest expense	(12.8)	(9.7)	(36.5)	(14.3)
Realized and unrealized foreign currency gains	0.9	6.4	6.8	14.3
Total non-operating (loss) income	$(11.2)	$(2.8)	$(27.5)	$1.0

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
23. Income Taxes
The Company has provided for income taxes in fiscal year 2023 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended September 30, 2023 and October 1, 2022, the Company recorded discrete tax benefits of approximately $0.2 million and $0.3 million, respectively, related to excess tax benefits realized from stock-based compensation. For the nine months ended September 30, 2023 and October 1, 2022, the Company recorded discrete tax benefits of approximately $3.1 million and $2.2 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of September 30, 2023, the liability for income taxes associated with uncertain tax positions was approximately $31.1 million. If fully recognized, approximately $28.7 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
As of September 30, 2023, the Company had severance plan participation agreements with five executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008.
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
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $171.6 million of purchase commitments as of September 30, 2023 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of September 30, 2023, the Company had approximately $4.5 million in outstanding unsecured bank guarantees.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of September 30, 2023, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of September 30, 2023, the Company had $124.4 million of bank balances, of which $7.2 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its healthcare products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential healthcare customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended September 30, 2023 and October 1, 2022, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 50.5% and 54.0% of healthcare revenue, respectively. During the nine months ended September 30, 2023 and October 1, 2022, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 52.9% and 52.9% of healthcare revenue, respectively.
For each of the three months ended September 30, 2023 and October 1, 2022, the Company had sales through one just-in-time healthcare distributor that represented 16.8% and 8.9% of consolidated revenue, respectively.
For each of the nine months ended September 30, 2023 and October 1, 2022, the Company had sales through one just-in-time healthcare distributor that represented 16.8% and 10.5% of consolidated revenue, respectively.
During the three and nine months ended September 30, 2023 and October 1, 2022, there were no revenue concentrations for the Company’s non-healthcare business.
As of September 30, 2023 and December 31, 2022, one healthcare customer represented 11.4% and 9.1%, respectively, of the Company’s consolidated accounts receivable balance. The receivable balance related to such healthcare customer is fully secured by a letter of credit.
As of September 30, 2023 and December 31, 2022, there were no customer concentrations risks associated with the Company’s non-healthcare business.
Litigation
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the United States District Court for the Central District of California for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Apple filed petitions for Inter Partes review (IPR) of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO instituted IPR of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the IPR proceedings. In the IPR proceedings, one or more of the challenged claims of three of the asserted patents were found valid. The challenged claims of nine of the asserted patents were found invalid. The Company and Apple filed notices of appeal and appeal briefs with the U.S. Court of Appeals for the Federal Circuit seeking review of the IPR decisions on all asserted patents. Oral arguments for three consolidated appeals and for nine asserted patents were held on August 10, 2023. The decision on September 12, 2023 reversed the IPR decision on five claims and affirmed it on all other claims. The Federal Court arguments for the additional asserted patents are scheduled for December 6, 2023. From April 4, 2023 through May 1, 2023, the District Court held a jury trial on the trade secret, ownership, and inventorship claims. The District Court granted Apple’s motion for judgment as a matter of law on certain trade secrets and denied the remainder of Apple’s motion. On May 1, 2023, the District Court declared a mistrial because the jury was unable to reach a unanimous verdict. The District Court has not yet scheduled a new trial, but has indicated it is prepared to start trial on October 31, 2024.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
On June 30, 2021, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Apple for infringement of a number of other patents. The Company filed an amended complaint on July 12, 2021. On August 13, 2021, the ITC issued a Notice of Institution of Investigation on the asserted patents. From June 6, 2022 to June 10, 2022, the ITC conducted an evidentiary hearing. In July and August 2022, Apple filed petitions for IPR of the asserted patents in the PTO. On January 10, 2023, a United States Administrative Law Judge in Washington, D.C. ruled that Apple violated Section 337 of the Tariff Act of 1930 (Section 337), as amended, by importing and selling within the United States certain Apple Watches with light-based pulse oximetry functionality and components, which infringe one of the Company’s pulse oximeter patents. On January 24, 2023, the United States Administrative Law Judge further recommended that the ITC issue an exclusion order and a cease and desist order on certain Apple Watches. On October 26, 2023, the ITC issued a Notice of Final Determination finding a violation of Section 337 by Apple. The ITC determined that the appropriate form of relief is a Limited Exclusion Order (LEO) prohibiting the unlicensed entry of infringing wearable electronic devices with light-based pulse oximetry functionality manufactured by or on behalf of Apple, and a Cease and Desist Order (CDO). The LEO and CDO are scheduled to go into effect after a 60-day Presidential review period. On January 30, 2023, the PTO denied institution of IPR proceedings for the Company’s pulse oximeter patents that the ITC ruled were infringed. With respect to the other patents asserted at the ITC, the PTO denied institution of IPR proceedings for two patents and instituted IPR proceedings for two patents in January and February 2023. The instituted IPR proceedings on the two patents are pending.
On October 20, 2022, Apple filed two complaints against the Company in the U.S. District Court for the District of Delaware alleging that the Masimo W1™ watch infringes six utility and four design patents. Apple is seeking damages and injunctive relief. On December 12, 2022, the Company counterclaimed for monopolization, attempted monopolization, false advertising (and related causes of action) and infringement of ten patents. The Company is seeking damages and injunctive relief. On May 5, 2023, the Court ordered that the two cases be coordinated through the pre-trial stage. The Court is scheduled to hold a case management conference in March 2024 to address the scope of claims and counterclaims for trial and set a trial date. The Company intends to vigorously pursue all of its claims against Apple and believes the Company has good and substantial defenses to Apple’s claims, but there is no guarantee that the Company will be successful in these efforts.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
On March 3, 2023, Politan filed a motion for leave to file a second amended and supplemented verified complaint (the Second Amended Complaint), which the Court granted on March 15, 2023. The Second Amended Complaint added the California State Teachers’ Retirement System (CalSTRS) as a co-plaintiff and added several former members of the Company’s Board as additional co-defendants. On July 18, 2023, the Court granted a stipulation to dismiss some of the former Board members. On August 7, 2023, Politan filed a third amended and supplemented complaint. On September 7, 2023, the Court granted the plaintiffs’ motion to dismiss the case without prejudice. Politan is seeking an award of attorneys’ fees and expenses amounting to approximately $18 million. A hearing on Politan’s request for attorney’s fees and expenses is scheduled for November 17, 2023. The Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
On August 22, 2023, a putative class action complaint was filed by Sergio Vazquez against the Company and members of its management alleging violations of the federal securities laws. The complaint alleges that the Company and members of its management disseminated materially false and misleading statements and/or concealed material adverse facts relating to its second quarter 2023 revenue and sales and expected full-year 2023 revenue. The Company believes it has good and substantial defenses to the claims in the complaint, but there is no guarantee that the Company will be successful in these efforts. The Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.

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
Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the segment. The Company uses gross profit, as presented in the Company’s financial reports, as the primary measure of segment profitability. The Company uses the same accounting policies to generate segment results as the Company does for consolidated results. Segment information presented herein reflects the impact of these changes for all periods presented. For each of the three and nine months ended September 30, 2023, intercompany revenues between the Healthcare and Non-healthcare segments were $5.0 million. For each of the three and nine months ended October 1, 2022, there were no intercompany revenues between the Healthcare and Non-healthcare segments. All inter-segment transactions and balances are eliminated in consolidation for all periods presented below.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Selected information by reportable segment is presented below for each of the three and nine months ended September 30, 2023 and October 1, 2022:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues by segment:
Healthcare	$307.8	$327.2	$935.6	$988.5
Non-healthcare	171.1	222.1	563.6	430.3
Total revenue by segment	$478.9	$549.3	$1,499.2	$1,418.8
Gross profit:
Healthcare	$185.6	$211.4	$569.4	$653.5
Non-healthcare	55.8	77.7	192.2	150.3
Other(1)	(6.6)	(6.6)	(20.8)	(58.4)
Gross profit	$234.8	$282.5	$740.8	$745.4
____________________________
(1)     Management excludes certain corporate expenses from segment gross profit. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment gross profit because management evaluates the operating results of the segments excluding such items.
The Company’s depreciation and amortization by segment are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Depreciation and amortization by segment:
Healthcare	$9.8	$9.0	$28.1	$27.1
Non-healthcare	14.7	13.9	47.7	29.5
Total depreciation and amortization	$24.5	$22.9	$75.8	$56.6

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

Non-healthcare
Our non-healthcare business develops, manufactures, markets, sells and licenses premium sound, home integration technologies and accessories, along with complete high performance in-vehicle audio systems under iconic consumer brands such as Bowers & Wilkins™, Denon™, Marantz™, HEOS™, Classé™, Polk Audio™, Boston Acoustics™ and Definitive Technology™, which offer products with unparalleled quality and performance to consumers, professional sound studios and audiophiles worldwide. Our products are sold direct-to-consumers, or through authorized retailer and wholesalers. We also license our audio technology to select luxury automotive manufacturers such as Aston Martin®, BMW®, Maserati®, McLaren®, Polestar® and Volvo®. We continue to expand our collaborations and brand partnerships, which include certain airlines for bespoke headphones allowing for the best in-flight audio experience; certain computer and laptop manufacturers by delivering a new experience within computer audio; and certain high-performance TV manufacturers by delivering a range of integrated discreet audio devices and enclosures.
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
Recent Product Developments and Releases by Segment
Healthcare
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
In August 2023, we announced the full U.S. market release of the Masimo Stork™ smart home baby monitoring system. Stork Vitals+, Vitals, and Camera combinations are now available for purchase online and on shelves at major retailers and specialty retailers.
Non-Healthcare
In January 2023, we unleashed the Denon™ AVR-A1H Flagship with 15 channels of power, delivering up to 150W per channel. Users can easily share content to HEOS™ enabled devices, such as Denon™ home speakers, in other rooms throughout the home. The AVR-A1H has been meticulously engineered and constructed using the finest components at Denon™ facilities in Japan, representing the ultimate example of the Company’s signature sound.

In February 2023, we introduced the Definitive Dymension® Series high-performance loudspeakers, building on Definitive Technology™’s quarter-of-a-century leading sound lineage in bipolar speakers.
In March 2023, we announced the release of Dirac Live® for the home audio market. Dirac Live® is a powerful, professional-grade room correction software update that helps consumers achieve the best from their home entertainment system. The software update is available via an over-the-air update to your receiver.
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
Also in May 2023, we announced the launch of the Denon™ DNP-2000NE Network Player, a state of the art music player that delivers superior sound quality and versatile connectivity. This product was designed to work perfectly with the Denon™ PMA-1700NE Amplifier, Denon™ DCD- 1700NE CD Player and the Denon™DNP-2000NE, and is packed with advanced features to provide an immersive music experience like no other.
Additionally, in May 2023, Bowers & Wilkins™ (B&W) commemorated the 30 year anniversary of the ultra-high-end loudspeaker Nautilus. To mark this milestone, B&W created a unique pair of Nautilus finished in an Abalone Pearl paint, a finish that perfectly commemorates this landmark anniversary.
Furthermore, in May 2023, we announced a new audio partnership with Aston Martin®, which will showcase an all new B&W Surround Sound System. The Aston Martin® DB12 will debut the new 15-speaker, double amplified 1,170W surround sound system in tune with Aston Martin® DB12’s core values of high-performance and ultra-luxury.
In June 2023, we launched the Denon PerL™ and PerL Pro™ True Wireless Earbuds powered by Masimo AAT™, allowing users to create a personal audio profile to optimize the sound quality of the headphones.
Also in June 2023, we announced the launch of the new B&W 801 D4 Signature and 805 D4 Signature loudspeaker. They are built on the heritage that stretches back to the acclaimed Silver Signature loudspeaker of 1991, which was originally developed as a posthumous tribute to the founder of the company, John Bowers. The new B&W 801 D4 Signature and 805 D4 Signature represent the pinnacle of current B&W thinking and design and are viewed as the new flagships our loudspeaker portfolio.
In July 2023, we announced the launch of two Denon™ 8K audio/video receivers (AVRs) ideal for small to mid-sized home cinema applications. The Denon™ 7.2-channel AVR-S770H and the Denon™ 5.2-channel AVR-S670H provide the latest features, resulting in outstanding performance, and making them the ideal solution for discerning music and movie enthusiasts. These latest Denon™ additions help listeners make their first steps into the realm of immersive home entertainment.
In August 2023, we announced the new B&W 600 Series S3 speaker, in its eighth generation. The B&W 600 Series S3 speaker represents the first step to experiencing the “True Sound” of the artist’s intent, making it the ideal entry point into the B&W brand. The new range includes four distinct models: the floorstanding 603 S3, the 606 S3 standmount, the 607 S3 bookshelf speaker, plus the HTM6 S3, a dedicated center channel for home theater. Each model is available in a choice of finishes, including Oak, White, Black and Cherry. A new B&W FS-600 floorstand is available in Silver or Black to complete the range. All of the new B&W models have been designed to work optimally together in various combinations as part of a B&W 600 Series S3 Home Theater System, integrating perfectly with the dedicated B&W HTM6 S3 center channel and one of the existing B&W ASW608 or B&W ASW610 active subwoofers.

Economic Trends and Developments Effecting Our Business
Business Outlook
The markets we operate in are highly competitive, dynamic, and have experienced a number of headwinds, including inflationary pressures, interest rates volatility, rising energy costs, recessionary outlook, and foreign currency fluctuations, all of which have affected the global economic environment and consumer spending behaviors. While we anticipate some short-term volatility in both our healthcare and non-healthcare segments, we are optimistic about long-term growth across both segments due to our new product launches, our continued investment in expanding markets and embedding our improved technologies into our product portfolio.
In an effort to bolster our long-term financial position, during the first quarter of 2023, we initiated various cost reduction actions to better optimize our cost structure with near-term revenue to enhance our operating cash flow, and improve our profitability for both segments going forward. Our initial focus was on a reduction of variable costs, with specific attention to eliminating cost inefficiencies in our supply chain and reducing variable labor spend and overhead costs in our production facilities by shifting manufacturing of certain products to lower cost locations. We are continuing to pursue several other initiatives designed to support our growth strategy and to increase our efficiency. At the same, we also revisited our revenue forecasts to reflect the current economic environment and made appropriate adjustments based on softening of discretionary consumer spending.
Global Supply Chain and Logistics
Our global supply chain continues to be challenged by inefficiencies, component shortages, increased lead times, material cost fluctuations and logistics constraints, and labor strikes from third-party transportation carriers. Recently, we saw improvements in our supply chain, including recovery of supply for certain raw materials, component costs, and ocean freight costs. We continue to take preventive steps to mitigate the effects caused by these factors, including validated multiple vendors, advanced purchasing of long-lead time components and higher safety stock inventory levels.
Seasonality
Each of our business segments is individually influenced by many factors, including but not limited to: new product releases, acquisitions, regulatory approvals, patient holiday schedules, hospital census, clinicians, nurses and hospital personnel, the timing of the influenza season, holiday seasons, consumer pressures, inflationary and recessionary pressures, consumer demand and preferences, competitors’ marketing promotions and sales incentives; among many other factors.
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
Inpatient Census
The 2023 flu season concluded abnormally early and faded quickly in the first quarter this year, resulting in reduced inpatient census. Healthcare facilities and hospitals experienced fewer flu-related hospitalizations and medical office visits, which decreased consumption of our single-patient use sensors and consumables. The corresponding delays in reordering for our single-patient use sensors and consumables had an adverse impact on our second and third quarter 2023 healthcare revenue. Looking forward to the fourth quarter of 2023, despite sequential improvements in the third quarter from the second quarter, sensor utilization remains below historical trends and slower than our expected pace of recovery. Further, the pace of equipment installations from new hospital conversions remains slower than expected, which may impact our fourth quarter healthcare revenue.
COVID-19 Inventory Stockpiling
During the COVID-19 pandemic period, we observed a broad increase in sensors purchased. The uncertainties and supply chain disruptions during COVID-19 contributed to our customers’ elevated inventory levels in an attempt to ensure a stable supply of single-patient use sensors and consumables. During the second quarter 2023, we discontinued certain discounting programs; and some customers maintained elevated levels of single-patient use sensors and consumables in inventory due to the softer demand and lower hospital census, which had an adverse impact on our second and third quarter 2023 healthcare revenue.

Contract Conversions and Installations
During the second quarter and continuing into the third quarter of 2023, we achieved substantial market share gains through contract acquisitions as new hospital customers continue to switch to Masimo technology at rapid rates. However, conversions of new customers who have contracted to switch to Masimo were less than expected due to continued labor shortages in hospitals and our OEM partners not being able to provide the patient monitoring equipment needed to complete the installations in a timely manner; thereby impacting our second and third quarter 2023 healthcare revenues. Looking forward to the fourth quarter of 2023, initial trends indicate the installation slowing we experienced in the second and third quarter will most likely continue through the fourth quarter.
Despite these obstacles, we continue to be vigilant in our efforts to address the labor shortages, including engaging third-party installation service providers. Our hospital business continued to be strong, as our growth in contracting shows. We believe sensor utilization and sensor revenue growth rates will return to normal levels.
On-Going Russian-Ukraine Conflict and Israel-Hamas War
We continue to monitor the uncertainty from conflicts and wars in Russia, the Ukraine and Israel, with respect to ongoing business in such regions, and are continuing to support existing patient populations while remaining compliant with all applicable U.S. and EU sanctions and regulations, where applicable. While none of Russia, the Ukraine or Israel constitute a material portion of our business, a significant escalation or expansion of economic disruption or the current scope of the conflicts in either geographic region, including the Middle East, could have an impact on our business. In the interim, order acceptance for Russia has been halted. For the three and nine months ended September 30, 2023, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.
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
Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue.

	Three Months Ended (in million, except percentages)				Nine Months Ended (in millions, except percentages)
	September 30, 2023	Percentage of Revenue	October 1, 2022	Percentage of Revenue	September 30, 2023	Percentage of Revenue	October 1, 2022	Percentage of Revenue
Revenue	$478.9	100.0%	$549.3	100.0%	$1,499.2	100.0%	$1,418.8	100.0%
Cost of goods sold	244.1	51.0	266.8	48.6	758.4	50.6	673.4	47.5
Gross profit	234.8	49.0	282.5	51.4	740.8	49.4	745.4	52.5
Operating expenses:
Selling, general and administrative	156.1	32.6	174.6	31.8	504.1	33.6	471.6	33.2
Research and development	46.5	9.7	53.1	9.7	137.2	9.2	137.1	9.7
Impairment charge	7.0	1.5	—	—	7.0	0.5	—	—
Total operating expenses	209.6	43.8	227.7	41.5	648.3	43.2	608.7	42.9
Operating income	25.2	5.3	54.8	10.0	92.5	6.2	136.7	9.6
Non-operating (loss) income	(11.2)	(2.3)	(2.8)	(0.5)	(27.5)	(1.8)	1.0	0.1
Income before provision for income taxes	14.0	2.9	52.0	9.5	65.0	4.3	137.7	9.6
Provision for income taxes	3.4	0.7	14.1	2.6	17.4	1.2	35.1	2.5
Net income	$10.6	2.2%	$37.9	6.8%	$47.6	3.2%	$102.6	7.1%

Comparison of the Three Months ended September 30, 2023 to the Three Months ended October 1, 2022
Revenue. Revenue decreased $70.4 million, or 12.8%, to $478.9 million for the three months ended September 30, 2023 from $549.3 million for the three months ended October 1, 2022.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of consumer audio visual and sound related products. The following table details our revenues by segment for each of the three months ended September 30, 2023 and October 1, 2022:

	Three Months Ended (in millions, except percentage)
	September 30, 2023		October 1, 2022		Increase/ (Decrease)	Percentage Change
Healthcare	$307.8	64.3%	$327.2	59.6%	$(19.4)	(5.9)%
Non-healthcare	171.1	35.7	222.1	40.4	(51.0)	(23.0)
Revenue by segment	$478.9	100.0%	$549.3	100.0%	$(70.4)	(12.8)%
The decrease in healthcare segment revenue was driven by the combined negative effects of lower sensor utilization and hospital inventory management, which continue to suppress growth from our record level of new customer conversions. In addition, the elevated backlog of new equipment installations by our OEM partners and constrained capital budgets at hospitals also impacted sales. Revenues were favorably impacted by approximately $0.7 million of foreign exchange rate movements from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels decreased $16.8 million, or 5.7%, to $275.6 million for the three months ended September 30, 2023 compared to $292.4 million for the three months ended October 1, 2022. Revenues from our OEM channel decreased $2.6 million, or 7.5%, to $32.2 million for the three months ended September 30, 2023 as compared to $34.8 million for the three months ended October 1, 2022.
During the three months ended September 30, 2023, we shipped approximately 63,100 noninvasive technology boards and instruments. We believe that orders for replacement monitors have slowed as hospitals facing budget pressures have delayed purchases and our OEM partners continue to monitor and manage their order backlog and inventories levels accordingly. As of the end of the third quarter of 2023, we estimated that our installed base grew by approximately 6% over our installed base at the end of the third quarter of 2022. However, as a result of strong new hospital contracts, we expect our future sensor sales to grow, driving future revenues.
The non-healthcare segment saw continued slowing in demand for consumer audio products. A difficult environment for consumer discretionary purchases is adversely affecting the market for high-end audio systems. While non-healthcare overall is suffering from the negative macro environment, we again realized strong growth for our hearables category, which increased by more than 140% year-over-year and now represents 10% of segment sales. The positive momentum in hearables has helped to partially offset the macro conditions weighing on the market for high-end audio systems.
Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the three months ended September 30, 2023 and October 1, 2022 was as follows:

Gross Profit (in millions, except percentages)
Three Months Ended September 30, 2023	Percentage of Net Revenues	Three Months Ended October 1, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$234.8	49.0%	$282.5	51.4%	$(47.7)	(16.9)%
Cost of goods sold decreased $22.7 million for the three months ended September 30, 2023, compared to the three months ended October 1, 2022, primarily due to decreased sales volumes in both the healthcare and non-healthcare segments. Gross profit decreased to 49.0% for the three months ended September 30, 2023, compared to 51.4% for the three months ended October 1, 2022, primarily due to product mix volumes and various manufacturing expense inefficiencies.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended September 30, 2023 and October 1, 2022 were as follows:

Selling, General and Administrative (in millions, except percentages)
Three Months Ended September 30, 2023	Percentage of Net Revenues	Three Months Ended October 1, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$156.1	32.6%	$174.6	31.8%	$(18.5)	(10.6)%
Selling, general and administrative expenses decreased $18.5 million, or 10.6%, for the three months ended September 30, 2023, compared to the three months ended October 1, 2022. The decrease was primarily attributable to lower compensation and other employee-related costs of approximately $15.2 million, of which $11.7 million was attributable to a stock-based compensation life-to-date performance achievement adjustment, lower transaction-related costs of approximately $4.6 million, lower amortization expense of approximately $1.3 million and lower occupancy and other office-related costs of approximately $0.6 million, which were offset by higher legal and professional fees of approximately $1.7 million, which was net of a $5.0 million insurance recovery; and higher advertising and marketing-related costs of approximately $1.4 million.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended September 30, 2023 and October 1, 2022 were as follows:

Research and Development (in millions, except percentages)
Three Months Ended September 30, 2023	Percentage of Net Revenues	Three Months Ended October 1, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$46.5	9.7%	$53.1	9.7%	$(6.6)	(12.4)%
Research and development expenses decreased $6.6 million, or 12.4%, for the three months ended September 30, 2023, compared to the three months ended October 1, 2022. The decrease was primarily attributable to lower compensation and other employee-related costs of approximately $8.6 million, of which $2.9 million was attributable to a stock-based compensation life-to-date performance achievement adjustment, lower professional fees of approximately $0.7 million and lower engineering project costs of approximately $0.1 million, which were offset by higher other office-related costs of approximately $1.3 million and higher amortization expense of approximately $1.1 million.

Impairment Charge (in millions, except percentages)
Three Months Ended September 30, 2023	Percentage of Net Revenues	Three Months Ended October 1, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$7.0	1.5%	$—	—%	$7.0	700.0%
Impairment charge consists of charges or writedowns of the carrying value of goodwill or other intangibles that exceed their estimated fair value, or recoverability, as applicable. During the third quarter of 2023, we experienced continued declines in our stock price and certain worsening macro-economic market conditions, which contributed to a significant decline in the our market capitalization. Based on these factors, we determined that there was a triggering event for the three months ended September 30, 2023, which required an interim impairment assessment. Accordingly, we performed an interim impairment test of goodwill and indefinite-lived intangibles, and a recoverability test for other long lived assets with finite lives. This quantitative assessment indicated that the carrying value of certain trademarks in the non-healthcare reporting unit were impaired by approximately $7.0 million. No impairment of goodwill was identified, as the fair value of each reporting unit exceeded its carrying value as of September 30, 2023.
For indefinite-lived intangibles, the fair values were estimated using the relief-from-royalty method under the income approach, which involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. For certain of these intangibles, the discount rate assumed in the analysis was 15.0%, and a 1.0% change would equate to approximately $14.0 million in fair value, all other variables remaining constant.

For the goodwill impairment assessment, the fair value of our healthcare reporting unit was substantially in excess of its carrying value. For our non-healthcare reporting unit, the fair value exceeded its carrying value by approximately 12%. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions, which include the discount rate and forecasted revenue growth rates and operating margins, to calculate projected future discounted cash flows. The forecasted revenue growth rates and operating margins assume recovery from the current business downturn while also employing strategies to expand in key market segments. The discount rate assumed in the analysis was 13.0% and considered certain factors such as company specific risks. A 1.0% change in the discount rate would equate to approximately $140.0 million in fair value, all other variables remaining constant. If future actual results adversely deviate from the forecast in the analysis, there will be a materially different assessment. As such, we will continue to monitor events occurring or circumstances changing which may necessitate further impairment assessments for goodwill, intangibles and other long-lived assets.
We review goodwill, other intangibles and other long-lived assets with finite lives for impairment at least annually in the fourth quarter of the year or more frequently if an event occurs indicating the potential for impairment, and should our stock price, macro-economic market conditions or related forecast revisions market conditions continue to deteriorate, the result of such review may indicate additional declines in the fair value of goodwill or intangible assets, requiring additional impairment charges in the future.
Non-operating (Loss)/Income. Non-operating (loss)/income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating (loss)/income for the three months ended September 30, 2023 and October 1, 2022 was as follows:

Non-operating Loss (in millions, except percentages)
Three Months Ended September 30, 2023	Percentage of Net Revenues	Three Months Ended October 1, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(11.2)	(2.3)%	$(2.8)	(0.5)%	$(8.4)	300.0%
Non-operating loss was $11.2 million for the three months ended September 30, 2023, as compared to $2.8 million of non-operating loss for the three months ended October 1, 2022, primarily due to interest expense incurred of approximately $12.8 million and the net impact of realized and unrealized foreign currency transactions incurred during the period of approximately $0.9 million.
Provision for Income Taxes. Our provision for income taxes for the three months ended September 30, 2023 and October 1, 2022 was as follows:

Provision for Income Taxes (in millions, except percentages)
Three Months Ended September 30, 2023	Percentage of Net Revenues	Three Months Ended October 1, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$3.4	0.7%	$14.1	2.6%	$(10.7)	(75.9)%
For the three months ended September 30, 2023, we recorded a provision for income taxes of approximately $3.4 million, or an effective tax provision rate of 24.3%, as compared to a provision for income taxes of approximately $14.1 million, or an effective tax provision rate of 27.1%, for the three months ended October 1, 2022. The decrease in our income tax rate for the three months ended September 30, 2023 resulted primarily from the tax impact on impairment charge and reversal of stock-based compensation expense, offset by changes in geographic composition of income.
Comparison of the Nine Months ended September 30, 2023 to the Nine Months ended October 1, 2022
Revenue. Revenue increased $80.4 million, or 5.7%, to $1,499.2 million for the nine months ended September 30, 2023 from $1,418.8 million for the nine months ended October 1, 2022.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of consumer audio visual and sound related products. The following table details our revenues by segment for each of the nine months ended September 30, 2023 and October 1, 2022:

	Nine Months Ended (in millions, except percentages)
	September 30, 2023		October 1, 2022		Increase/ (Decrease)	Percentage Change
Healthcare	$935.6	62.4%	$988.5	69.7%	$(52.9)	(5.4)%
Non-healthcare	563.6	37.6	430.3	30.3	133.3	100.0
Revenue by segment	$1,499.2	100.0%	$1,418.8	100.0%	$80.4	5.7%
The decrease in healthcare segment revenue was driven by the combined negative effects of lower sensor utilization and hospital inventory management, which continue to suppress growth from our record level of new customer conversions. In addition, the elevated backlog of new equipment installations by our OEM partners and constrained capital budgets at hospitals also impacted sales. Revenues were also unfavorably impacted by approximately $6.6 million of foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels decreased $45.0 million, or 5.1%, to $838.1 million for the nine months ended September 30, 2023, compared to $883.1 million for the nine months ended October 1, 2022. Revenues from our OEM channel decreased $7.9 million, or 7.5%, to $97.5 million for the nine months ended September 30, 2023 as compared to $105.4 million for the nine months ended October 1, 2022.
During the nine months ended September 30, 2023, we shipped approximately 204,500 noninvasive technology boards and instruments. The non-healthcare segment saw slower than expected demand for consumer audio products, which were also impacted by unfavorable foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
The non-healthcare segment saw continued slowing in demand for consumer audio products. A difficult environment for consumer discretionary purchases is adversely affecting the market for high-end audio systems. While non-healthcare overall is suffering from the negative macro environment, we again realized strong growth for our hearables category. The positive momentum in hearables has helped to partially offset the macro conditions weighing on the market for high-end audio systems.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the nine months ended September 30, 2023 and October 1, 2022 was as follows:

Gross Profit (in millions, except percentages)
Nine Months Ended September 30, 2023	Percentage of Net Revenues	Nine Months Ended October 1, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$740.8	49.4%	$745.4	52.5%	$(4.6)	(0.6)%
Cost of goods sold increased $85.0 million for the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022, primarily due to decreased sales volumes in both the healthcare and non-healthcare segments. Gross profit decreased to 49.4% for the nine months ended September 30, 2023 compared to 52.5% for the nine months ended October 1, 2022, primarily due to product mix volumes and various manufacturing expense inefficiencies.
Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2023 and October 1, 2022 were as follows:

Selling, General and Administrative (in millions, except percentages)
Nine Months Ended September 30, 2023	Percentage of Net Revenues	Nine Months Ended October 1, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$504.1	33.6%	$471.6	33.2%	$32.5	6.9%
Selling, general and administrative expenses increased $32.5 million, or 6.9%, for the nine months ended September 30, 2023, compared to the nine months ended October 1, 2022. The increase was primarily due to higher legal and professional fees of approximately $38.5 million, which was net of a $10.0 million insurance recovery; higher advertising and marketing-related costs of approximately $15.5 million, higher occupancy and other office-related costs of approximately $11.6 million and higher amortization expense of approximately $4.7 million, which were offset by lower transaction-related costs of approximately $19.7 million and lower other employee-related costs of approximately $17.3 million, which included a stock-based compensation life-to-date performance achievement adjustment of approximately $36.6 million.
Research and Development. Research and development expenses for the nine months ended September 30, 2023 and October 1, 2022 were as follows:

Research and Development (in millions, except percentages)
Nine Months Ended September 30, 2023	Percentage of Net Revenues	Nine Months Ended October 1, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$137.2	9.2%	$137.1	9.7%	$0.1	0.1%
Research and development expenses increased $0.1 million, or 0.1%, for the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022, primarily due to higher amortization expense of approximately $3.2 million, higher occupancy and other office-related costs of approximately $2.8 million, which were offset by lower compensation-related costs of approximately $5.4 million, which included a stock-based compensation life-to-date performance achievement adjustment of approximately $7.6 million; lower professional fees of approximately $0.9 million and lower engineering project costs of approximately $0.3 million.

Impairment Charge (in millions, except percentages)
Nine Months Ended September 30, 2023	Percentage of Net Revenues	Nine Months Ended October 1, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$7.0	0.5%	$—	—%	$7.0	700.0%
Impairment charge consists of charges or writedowns of the carrying value of goodwill or other intangibles that exceed their estimated fair value, or recoverability, as applicable. During the third quarter of 2023, we experienced continued declines in our stock price and certain worsening macro-economic market conditions, which contributed to a significant decline in the our market capitalization. Based on these factors, we determined that there was a triggering event for the three months ended September 30, 2023, which required an interim impairment assessment. Accordingly, we performed an interim impairment test of goodwill and indefinite-lived intangibles, and a recoverability test for other long lived assets with finite lives. This quantitative assessment indicated that the carrying value of certain trademarks in the non-healthcare reporting unit were impaired by approximately $7.0 million. No impairment of goodwill was identified, as the fair value of each reporting unit exceeded its carrying value as of September 30, 2023.
For indefinite-lived intangibles, the fair values were estimated using the relief-from-royalty method under the income approach, which involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. For certain of these intangibles, the discount rate assumed in the analysis was 15.0%, and a 1.0% change would equate to approximately $14.0 million in fair value, all other variables remaining constant.
For the goodwill impairment assessment, the fair value of our healthcare reporting unit was substantially in excess of its carrying value. For our non-healthcare reporting unit, the fair value exceeded its carrying value by approximately 12%. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions, which include the discount rate and forecasted revenue growth rates and operating margins, to calculate projected future discounted cash flows. The forecasted revenue growth rates and operating margins assume recovery from the current business downturn while also employing strategies to expand in key market segments. The discount rate assumed in the analysis was 13.0% and considered certain factors such as company specific risks. A 1.0% change in the discount rate would equate to approximately $140.0 million in fair value, all other variables remaining constant. If future actual results adversely deviate from the forecast in the analysis, there will be a materially different assessment. As such, we will continue to monitor events occurring or circumstances changing which may necessitate further impairment assessments for goodwill, intangibles and other long-lived assets.
We review goodwill, other intangibles and other long-lived assets with finite lives for impairment at least annually in the fourth quarter of the year or more frequently if an event occurs indicating the potential for impairment, and should our stock price, macro-economic market conditions or related forecast revisions market conditions continue to deteriorate, the result of such review may indicate additional declines in the fair value of goodwill or intangible assets, requiring additional impairment charges in the future.

Non-operating (Loss)/Income. Non-operating (loss)/income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating (loss)/income for the nine months ended September 30, 2023 and October 1, 2022 was as follows:

Non-operating (Loss)/Income (in millions, except percentages)
Nine Months Ended September 30, 2023	Percentage of Net Revenues	Nine Months Ended October 1, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(27.5)	(1.8)%	$1.0	0.1%	$(28.5)	(2,850.0)%
Non-operating loss was $27.5 million for the nine months ended September 30, 2023, compared to $1.0 million of non-operating income for the nine months ended October 1, 2022, primarily due to interest expense incurred of approximately $36.5 million and the net impact of realized and unrealized foreign currency transactions incurred during the period of approximately $6.8 million.
Provision for Income Taxes. Our provision for income taxes for the nine months ended September 30, 2023 and October 1, 2022 was as follows:

Provision for Income Taxes (in millions, except percentages)
Nine Months Ended September 30, 2023	Percentage of Net Revenues	Nine Months Ended October 1, 2022	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$17.4	1.2%	$35.1	2.5%	$(17.7)	(50.4)%
For the nine months ended September 30, 2023, we recorded a provision for income taxes of approximately $17.4 million, or an effective tax rate of 26.8%, as compared to a provision for income taxes of approximately $35.1 million, or an effective tax rate of 25.5%, for the nine months ended October 1, 2022. The increase in our income tax rate for the nine months ended September 30, 2023 resulted primarily from changes in geographic composition of income and certain non-deductible items, offset by the tax impact on impairment charge and reversal of stock-based compensation expense.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our Credit Facility. As of September 30, 2023, we had approximately $658.7 million in working capital, of which approximately $124.4 million was in cash and cash equivalents. We currently maintain a Credit Facility which provides for $705.0 million of unsecured borrowings. The Credit Facility also provides for a sublimit of up to $50.0 million for the issuance of letters of credit. As of September 30, 2023, we had approximately $74.7 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Facility. Proceeds from the Credit Facility are being used for general corporate, capital investment and expenditures and working capital needs. For additional information regarding the Credit Facility, see Note 15, “Debt”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of September 30, 2023, we had cash totaling $52.0 million held outside of the U.S., of which approximately $6.7 million was accessible without additional tax cost and approximately $20.6 million was accessible at an incremental estimated tax cost of up to $0.2 million. The tax cost on the remaining $24.7 million is not determinable at this time. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Our total cash and cash equivalents and related cash flows may be affected by certain discretionary actions we may take with customers and suppliers to accelerate or delay certain cash receipts or payments to manage liquidity for our strategic business requirements. These actions can include, among others, negotiating with suppliers to optimize our payment terms and conditions, adjusting the timing of cash flows associated with customer sales programs and collections, managing inventory levels and purchasing practices, and selling certain of our accounts receivables on a non-recourse basis to third party financial institutions.
Despite recent acquisitions and strategic investment expenditures, we anticipate that our existing cash and cash equivalents, amounts available under our Credit Facility, cash provided by operations and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating and capital expenditures, working capital requirements, and other operational funding needs for the next 12 months. We may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through debt financing, as well as from other sources such as through our effective automatic shelf registration statement on Form S-3 (File No. 333-262770) on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30, 2023
(in millions)	September 30, 2023	October 1, 2022
Net cash provided by (used in):
Operating activities	$17.0	$36.0
Investing activities	(55.9)	(1,034.9)
Financing activities	(20.8)	525.1
Effect of foreign currency exchange rates on cash	(17.6)	(52.5)
Decrease in cash, cash equivalents and restricted cash	$(77.3)	$(526.3)
Operating Activities. Cash provided by operating activities was approximately $17.0 million for the nine months ended September 30, 2023, generated primarily from net income from operations of $47.6 million. Non-cash activity included depreciation and amortization of approximately $75.8 million, stock-based benefit of approximately $2.4 million and an impairment charge of $7.0 million. Other major changes in operating assets and liabilities include a decrease in accounts receivable, accrued compensation, accrued liabilities, income taxes payable and deferred costs and other contract assets of approximately $84.8 million, $32.8 million, $19.5 million, $7.1 million and $6.2 million, respectively, primarily due to the timing of payments and Company’s costs reduction strategies; an increase in net, inventories, other non-current assets, other non-current liabilities and other current assets, of approximately $93.1 million, $42.0 million, $22.5 million, $14.6 million, respectively, primarily due to the timing of payments and inventory build-up.
For the nine months ended October 1, 2022, cash provided by operating activities was approximately $36.0 million, generated primarily from net income from operations of $102.6 million. Non-cash activity included stock-based compensation of $41.7 million and depreciation and amortization of $56.6 million. An additional source of cash included an increase in accounts payable of approximately $69.6 million and deferred revenue and other contract-related liabilities of approximately $19.7 million, offset by other changes in operating assets and liabilities, including a decrease in accrued compensation and accrued liabilities of approximately $6.9 million and $26.5 million, respectively, primarily due to the timing of payments; an increase in inventories of approximately $71.0 million and deferred cost and other contract assets and inventories of approximately $31.6 million.
Investing Activities. Cash used in investing activities for the nine months ended September 30, 2023 was approximately $55.9 million, consisting primarily of approximately $33.1 million for purchases of property and equipment, approximately $29.3 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees, and approximately $1.0 million of strategic investments, which were offset by approximately $7.5 million from escrow funds associated with a business combination.
For the nine months ended October 1, 2022, cash used in investing activities was approximately $1,034.9 million, consisting primarily of approximately $985.0 million for business combinations, net of cash acquired, approximately $36.0 million for purchases of property and equipment, and approximately $13.9 million of capitalized intangible asset costs related primarily to patent and trademark costs.
Financing Activities. Cash used in financing activities for the nine months ended September 30, 2023 was approximately $20.8 million, consisting primarily of repayment on the line of credit of approximately $154.3 million, and withholding of shares for employee payroll taxes for vested equity awards of approximately $12.7 million, which were offset by proceeds from borrowings under the line of credit of approximately $139.5 million and the issuance of common stock related to employee equity awards of approximately $6.7 million.
For the nine months ended October 1, 2022, cash used in financing activities was approximately $525.1 million, consisting primarily of proceeds from borrowings under the line of credit of approximately $1,050.6 million and proceeds from the issuance of common stock related to employee equity awards of approximately $6.9 million, which were partially offset by withholding of shares for employee payroll taxes for vested equity awards of approximately $25.4 million.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition, inventory valuation, stock-based compensation, impairment of long-lived assets, intangible assets and goodwill; business combinations, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies.
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
There have been no material changes to any of our critical accounting policies during the nine months ended September 30, 2023, except for impairment of long-lived assets, intangible assets and goodwill, as discussed below.

Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment, we have the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. We have two reporting units, healthcare and non-healthcare. Our qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and Company-specific factors, including: (i) severe adverse industry or economic trends; (ii) significant Company-specific actions; (iii) current, historical or projected deterioration of the our financial performance; or (iv) a sustained decrease in the our market capitalization below its net book value. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, or if the we elect to bypass the qualitative analysis, then the we perform a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of such reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to such reporting unit. The annual impairment test is performed during the fourth fiscal quarter.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue forecast projections, expected growth rates, future product launches and operating margins used to calculate projected future cash flows and risk-adjusted discount rates. In addition, we make certain judgments and assumptions in determining our reporting units. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
Indefinite-lived intangible assets and long-lived assets
Indefinite-lived intangible assets are not amortized but instead are subject to annual impairment testing, unless circumstances dictate more frequent testing, if impairment indicators exist. Impairment for indefinite-lived assets exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. Determining whether impairment indicators exist and estimating the fair value of the our indefinite-lived intangible assets if necessary for impairment testing require significant judgment. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors.
We review finite-lived intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
Determining the recoverability of finite-lived intangible assets and long-lived assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue forecast projections, expected growth rates, future product launches and operating margins used to calculate projected future cash flows and the future market value of our asset group. In addition, we make certain judgments and assumptions in determining our asset group. We base our recoverability estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of September 30, 2023, the carrying value of our cash equivalents approximated fair value. We manage our risk associated with interest rates fluctuations related to interest expenses under our Credit Facility by engaging in hedging activities. Since July 2022, we entered into various interest rate swap contracts to hedge our exposure to changes in cash flows associated with our outstanding debt with variable interest rates. The interest rate swap contracts have maturities averaging five years or less. See Note 17, “Derivative Instruments and Hedging Activities”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments, interest income and credit facilities by approximately $0.1 million for each $10.0 million in interest-bearing investments and by $0.1 million for each additional $10.0 million of debt.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest expense by approximately $0.6 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the quarter ended September 30, 2023 and approximately $2.2 million based on average debt outstanding, after consideration of our interest rate swap contracts for the nine months ended September 30, 2023.
We sponsor multiple defined benefit pension plans covering certain international employees. The aggregate fair value of the plans’ investments was $22.2 million as of September 30, 2023. The plans’ assets may be subject to market risk, interest rate risk, and credit risk, which may affect the value of the plans’ assets and the funding of the plans.
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

The balance sheets of each of our foreign subsidiaries whose functional currency is not the U.S. Dollar are translated into U.S. Dollars at the rate of exchange at the balance sheet date and the statements of comprehensive income and cash flows are translated into U.S. Dollars using an approximation of the average monthly exchange rates applicable during the period. Any foreign exchange gain or loss as a result of translating the balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar is included in equity as a component of accumulated other comprehensive income Our foreign currency exchange rate exposures are primarily with the Canadian Dollar, Euro, Japanese Yen, Swedish Krona, the British Pound, Mexican Peso, Turkish Lira, Australian Dollar and the Chinese Yuan. Foreign currency exchange rates may experience significant volatility from one period to the next.
We do not use derivatives or financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of September 30, 2023 would have resulted in an estimated reduction of $9.9 million in reported pre-tax income for the nine months ended September 30, 2023. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
Inflation Risk
Inflation has continued to increase in 2023 and is expected to continue to increase for the near future. Consumer demand and discretionary spending continue to be impacted by inflationary pressures, which could materially impact our financial results, in particular, our consumer products and non-healthcare business segment. We are unable to determine the exact impact of inflation on our global business, financial condition or results of operations during the periods presented.
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
The Sound United acquisition was completed on April 11, 2022. The financial results of Sound United are included in our unaudited condensed consolidated financial statements for the quarter ended September 30, 2023. The Sound United business represented approximately $171.1 million of revenue and $17.9 million of net loss for the third quarter of fiscal year 2023. As this acquisition occurred in the second quarter of fiscal year 2022, the scope of our assessment of our internal control over financial reporting does not include Sound United. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope during the first year following the date of acquisition.
During the three months ended September 30, 2023, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our new products and changes to existing products, including as a result of our acquisition of Sound United could fail to attract or retain users or generate revenue and profits. Further, we may not be successful in our non-healthcare expansion, which could adversely affect our business, reputation or financial results.
•Our Credit Facility contains certain covenants and restrictions that may limit our flexibility in operating our business.
•*We have incurred impairment charges for other intangible assets, and may incur further impairment charges in the future, which would negatively impact our operating results.
•*We may need additional capital and failure to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.
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
Many of our noninvasive measurement technologies are considered disruptive. These technologies have performance levels that we believe are acceptable for many clinical environments but may be insufficient in others. In addition, these technologies may perform better in some patients and settings than others. Over time, we hope to continue to improve the performance of these technologies and educate the clinical community on how to properly evaluate them. If we are successful in these endeavors, we expect these technologies will become more useful in more environments and will become more widely adopted. Our product portfolio continues to expand, and we are investing significant resources to enter into, and in some cases create, new markets for our products. For example, our acquisition of Sound United expanded our business and product strategy to additionally focus on non-healthcare products to integrate with our successful medical technology. See the risk factor with the heading “Our new products and changes to existing products, including as a result of our acquisition of Sound United could fail to attract or retain users or generate revenue and profits. Further, we may not be successful in our non-healthcare expansion, which could adversely affect our business, reputation or financial results” for additional risks related to this expansion of our business.
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

These negotiated prices are made available to a GPO’s members. If we are not one of the providers selected by a GPO, the GPO’s members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. Shipments of our pulse oximetry products to customers that are members of GPOs represent approximately 98% of our U.S. healthcare product sales. Our failure to renew our contracts with GPOs may cause us to lose market share in our healthcare business and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
Additionally, increases in demand resulting from global medical crises, such as the increase in demand we experienced during the COVID-19 pandemic, may be short lived. If the increased demand results in a stockpiling of our healthcare products by, or excess inventory at, our customers, future orders may be delayed or canceled until such on-hand inventory is consumed. We may be unable to accurately forecast our financial and operating results and appropriately plan our expenses in the future or we may fail to meet our publicly announced guidance about our business and future operating results. For example, during the second and third quarters of 2023, customers maintained elevated levels of single-patient use sensors and consumables in inventory due to the softer demand and lower hospital census, which had an adverse impact on our second and third quarter 2023 healthcare revenue. Continued stockpiling or excess inventory as a result of lower hospital census in future quarters could also negatively impact our healthcare revenue.
*The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer, could reduce our net sales and harm our operating results.
Our healthcare business has a concentration of OEM, distributor and direct customers. For example, sales to one just-in-time distributor represented 10% or more of our healthcare product sales for the third quarter of 2023. Similarly, within our non-healthcare business, we sell products through distributors, resellers, direct-to-consumer and to large retailers. No individual retailer represented more than 10% of our non-healthcare product sales for the third quarter of 2023.
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
We integrate our non-healthcare products with technologies from third-parties, some of which have developed or may develop and sell competitive products. For example, the Masimo Freedom™ smartwatch is intended to operate with Wear OS by Google. If these third-parties view us as a competitive threat, they may refuse to give us access to their technologies, refuse to do business with us or cease to do business with us or disable (or require us to disable) their technologies. If one or more of these third-parties do not maintain their integration with our products or seek to adversely modify the terms under which they provide integration in a manner that is unacceptable to us, our products may lose important functionality, our reputation may be harmed, and our business, financial condition and results of operations may be damaged.
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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements. We believe some of the new market entrants in the healthcare and monitoring space, including some of the world’s largest technology companies, and some consumer audio companies may be infringing our intellectual property, and we may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that certain individuals who previously held high level technical and clinical positions with us misappropriated our intellectual property for the benefit of themselves and other companies. For example, on January 9, 2020, we initiated litigation against Apple Inc. for infringement of a number of patents, for trade secret misappropriation and for ownership and correction of inventorship of a number of Apple Inc. patents that list one of our former employees as an inventor. A trial on the trade secret, ownership, and inventorship claims was held from April 4, 2023 through May 1, 2023. On May 1, 2023, the court declared a mistrial because the jury was unable to reach a unanimous verdict. A new trial has not yet been scheduled. In addition, on June 30, 2021, we filed a complaint with the ITC against Apple Inc. for infringement of a number of other patents. On October 20, 2022, Apple filed two complaints against us and Sound United alleging that the Masimo W1™ watch infringes a number of patents. On January 10, 2023, an Administrative Law Judge ruled that Apple Inc. violated Section 337 of the Tariff Act of 1930, as amended, by importing and selling within the United States certain Apple Watches with light-based pulse oximetry functionality and components, which infringe one of our pulse oximeter patents. On January 24, 2023, the United States Administrative Law Judge further recommended that the ITC issue an exclusion order and a cease and desist order on certain Apple Watches. On October 26, 2023, the ITC issued a Notice of Final Determination finding a violation of Section 337 by Apple Inc. The ITC determined that the appropriate form of relief is a Limited Exclusion Order (LEO) prohibiting the unlicensed entry of infringing wearable electronic devices with light-based pulse oximetry functionality manufactured by or on behalf of Apple Inc., and a Cease and Desist Order (CDO). The LEO and CDO are scheduled to go into effect after a 60-day Presidential review period. For additional information related to these litigations, please see Note 24, “Commitments and Contingencies”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights.
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
We sell consumer versions of our iSpO2® and MightySat® pulse oximeters, as well as our W1™ Health Watch and Stork™ baby monitor, that are not intended for medical use. Some of our products or product features may not be subject to the 510(k) process and/or other regulatory requirements in accordance with specific FDA guidance and policies, such as the FDA guidance related to mobile medical applications. In additions, some of our products or product features may not be subject to device regulation pursuant to Section 520(o) of the FDCA, which excludes certain software functions from the statutory definition of a device. If the FDA changes its policies or concludes that our marketing of these products is not in accordance with its current policies and/or Section 520(o) of the FDCA, we may be required to seek clearance or approval of these devices through the 510(k), de novo classification review or PMA processes.
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

Several U.S. states have passed comprehensive privacy laws. For example, the California Consumer Privacy Rights Act (CPRA) amended and expanded the California Consumer Privacy Act (CCPA) effective January 1, 2023. Other states have also enacted data privacy laws, including the Virginia Consumer Data Protection Act, the Colorado Privacy Act, Utah’s Consumer Privacy Act, and the Connecticut Data Privacy Act, all of which became effective in 2023. The Iowa Consumer Data Protection Act will go into effect on January 1, 2025. On May 1, 2023, Indiana became the seventh state to pass similar data privacy legislation, the Indiana Data Privacy Law, which will become effective January 1, 2026. The Tennessee Information Protection Act, enacted on May 11, 2023, will go into effect on July 1, 2024. On May 19, 2023, Montana became the ninth state to enact a comprehensive consumer privacy law, the Montana Consumer Data Privacy Act, which goes into effect October 1, 2024. These state laws govern the processing of residents’ personal information. Among many new requirements, some of the state privacy laws expand consumers’ rights (such as opting out of certain data sales to third parties and targeted advertising, restricting certain uses and disclosures of sensitive data, and requesting access, deletion, or correction of personal information). These state laws also minimize what data that can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the CPRA) subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which will become effective in 2024. There is significant uncertainty regarding how regulators will interpret and enforce this patchwork of new laws, particularly to the extent there are inconsistencies or differences in their requirements.
We continue to be subject to federal privacy laws such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA), in certain circumstances, in connection with any personal health information or medical information that we may obtain or have access to in connection with the operation of our business. Moreover, a comprehensive federal data privacy legislation has been proposed and, if passed, will further change the privacy and data security compliance landscape. In addition, on July 26, 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance.
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
Internationally, in 2022, the European Data Protection Board released new guidelines on enforcement and fines related to the General Data Protection Regulation (GDPR). The new guidelines suggest a tougher stance on enforcement and stiffer fines for companies that violate the GDPR. This is in addition to the continued complexities involving the transfer of personal data from Europe to the U.S. following the Schrems II decision. On July 10, 2023, the European Commission adopted its adequacy decision on the EU-U.S. Data Privacy Framework (DPF). The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to the DPF. However, it is too soon to tell how the future of Privacy Shield 2.0 will evolve and what impact it will have on our international activities. The new framework is expected to be challenged in the EU now that is has been approved.
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
Other international jurisdictions, including Canada, China, Saudi Arabia, South Africa, the UAE, and Brazil, among others, have also implemented laws relating to data privacy and protection that are all already in effect or are anticipated to go into effect in 2023. In 2023, we anticipate Australia, Argentina and India to propose new data privacy and protection laws. In addition, several jurisdictions such as South Korea have shown increased enforcement of their existing data privacy and security laws. Although we believe that we are complying with the GDPR and similar laws, these laws are still relatively new. Therefore, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur additional costs to modify our business practices to comply with these requirements.

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
We depend on certain sole or limited source suppliers for certain key materials and components, including digital signal processor chips and analog-to-digital converter chips for certain products. These suppliers are located around the world, and the production and shipment of such materials and components may be constrained globally due to freight carrier delays and other disruptions to the supply chain. We may experience manufacturing problems related to these suppliers and other outside sources if such suppliers fail to develop, manufacture or ship products and components to us on a timely basis, or provide us with products and components that do not meet our quality standards and required quantities. We previously experienced supply constraints with regard to certain digital signal processor chips and other components during the COVID-19 pandemic, which affected our sales during 2022. In addition, from time to time there have been industry-wide shortages of certain components that we use in certain products. We may also experience price increases for materials, components and shipping with no guarantee that such increases can be passed along to our customers, which could adversely impact our gross margins.
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
Our new products and changes to existing products, including as a result of our acquisition of Sound United could fail to attract or retain users or generate revenue and profits. Further, we may not be successful in our non-healthcare expansion, which could adversely affect our business, reputation or financial results.
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
*We have incurred impairment charges for other intangible assets, and may incur further impairment charges in the future, which would negatively impact our operating results.
During the third quarter of 2023, we experienced continued declines in the our stock price and certain worsening macro-economic market conditions, including continued slowing in demand for consumer audio products, which contributed to a significant decline in the our market capitalization. Based on these factors, we determined that there was a triggering event for the three months ended September 30, 2023, which required an interim impairment assessment. Accordingly, we performed an interim impairment test of goodwill and indefinite-lived intangibles, and a recoverability test for other long lived assets with finite lives. This quantitative assessment indicated that the carrying value of certain trademarks in the non-healthcare reporting unit were impaired by approximately $7.0 million. No impairment of goodwill was identified, as the fair value of each reporting unit exceeded its carrying value as of September 30, 2023.
We review goodwill, other intangibles and other long-lived assets with finite lives for impairment at least annually in the fourth quarter of the year or more frequently if an event occurs indicating the potential for impairment, and should our stock price, macro-economic market conditions or related forecast revisions market conditions continue to deteriorate, the result of such review may indicate additional declines in the fair value of goodwill, other intangibles and other long-lived assets with finite lives, requiring additional impairment charges in the future. In the event we are required to record additional non-cash impairment charges to our goodwill, other intangibles and other long-lived assets with finite lives in the future, such a non-cash charge could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period in which we record the charge. For additional information, see the discussion of “Impairment Charge” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
*We may need additional capital and failure to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.
We anticipate that our existing cash and cash equivalents, amounts available under our Credit Facility, cash provided by operations and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating and capital expenditures, working capital requirements, and other operational funding needs for the next 12 months. However, we may require additional cash resources due to changed business conditions or other future developments. If our existing resources are insufficient to satisfy cash requirements, we may seek to obtain one or more additional credit facilities, sell equity or debt securities or pursue other forms of financing. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that could potentially restrict our operations. The sale of additional equity securities, or securities convertible into equity securities, could result in dilution to stockholders. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems and could increase our costs of borrowing.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including investors’ perception of, and demand for, our securities, conditions in the capital markets in which we may seek to raise funds, our future results of operations and financial condition, and general economic, macro-economic, political and geopolitical conditions. In addition, even if debt financing is available, the cost of additional financing may be significantly higher than those provided for in our current Credit Facility. Moreover, financing may not be available in amounts or on terms acceptable to us, or at all, or at times when we require it, each of which could limit our ability to grow and expand our business and operations and develop or enhance our products and offerings to respond to market demand or competitive or other business challenges.
Risks Related to Our Stock
*Concentration of ownership of our stock among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of September 30, 2023, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 18.6% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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
From time to time, we release earnings guidance or other financial guidance in our quarterly and annual earnings conference calls or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Our guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include broader macro-economic conditions and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long term. Additionally, forecasted financial and operating results may differ materially from actual results, which may materially adversely affect our financial condition and stock price. For example, if certain of our assumptions or estimates prove to be wrong, including any of the economic trends and developments affecting our business discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q, this could cause us to miss our earnings guidance or negatively impact the results we report, either of which could negatively impact our stock price and expose us to potential shareholder litigation.

We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or estimates or that consensus due to a number of factors, many of which are outside of our control, including global economic uncertainty and financial market conditions, geopolitical events, rising inflation, and rising interest rates, potential recessionary factors, and foreign exchange rate volatility, which could adversely affect our business and future operating results. We use the reports and models of economic experts in making assumptions relating to consumer discretionary spending and predictions as to timing and pace of any future economic impacts. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact of certain factors, such as macro-economic factors, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of analysts, investors, or other interested parties, the price of our common stock could decline. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
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

We value input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. Activist shareholders who disagree with the composition of our Board, our strategy or the way our Company is managed may seek to effect change through various strategies and channels, such as through commencing another proxy contest, making public statements critical of our performance or business or engaging in other similar activities. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives, and we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. For example, in 2022, Politan Capital Management LP and Politan Capital NY LLC and certain of their affiliates (Politan), acquired a material portion of our outstanding shares and filed a proxy statement with the SEC seeking an election of two of its nominees to our Board at our 2023 Annual Meeting. At the 2023 Annual Meeting held on June 26, 2023, our stockholders voted to elect both nominees designated by Politan to serve on our Board. As a result of the contested director election, we incurred significant costs and delays in business relationships, as well as Board and management distraction during the fourth quarter of 2022 and the first half of 2023.
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

In addition, any further deterioration in the macro-economic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on our company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to our company and may have material adverse impacts on our business.
A regional or global recession and other negative macro-economic trends could adversely affect our consumer business.
Our consumer products are generally considered non-essential, discretionary products. As such, many of these products can be especially sensitive to general downturns in the economy. Negative macro-economic conditions, such as high inflation, recession, changes to monetary policy, increasing interest rates and decreasing consumer confidence can adversely impact demand for these products, which could negatively impact our business, financial condition and results of operations.
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
We are highly dependent on our senior management, especially Joe Kiani, our CEO, and other key officers. We are also heavily dependent on our engineers and field sales team, including sales representatives and clinical specialists. We believe certain of our competitors with greater financial resources than us have targeted our key personnel for recruitment and will likely continue to do so in the future. To the extent that key personnel depart, we may be required to bring on new hires that require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. The loss of the services of members of our key personnel or the inability to attract and retain qualified personnel in the future could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our key personnel may terminate their employment at any time and for any reason without notice, unless the individual is a participant in our 2007 Severance Protection Plan, in which case the individual has agreed to provide us with six months’ notice if such individual decides to voluntarily resign. In addition, Politan Capital Management LP and Politan Capital NY LLC, which are managed by Quentin Koffey, a member of our Board, previously filed a lawsuit against us and members of our Board seeking to invalidate the employment agreement of Mr. Kiani, our Chief Executive Officer. Although Politan subsequently filed a motion to dismiss the complaint without prejudice, which was approved by the court in September 2023, Politan can refile this or any other complaint against us, our Board or any individual director at any time. We do not maintain any “key person” life insurance policies with respect to any of our key personnel.

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
For example, on October 21, 2022, a complaint was filed in the Delaware Court of Chancery against us and certain members of our Board by Politan Capital Management LP and Politan Capital NY LLC (Activist Plaintiffs). The Activist Plaintiffs are managed by Quentin Koffey, who is a member of our Board. The complaint sought to (i) declare certain amendments to our bylaws that became effective on September 9, 2022 (Bylaw Amendments) unenforceable, (ii) find that our Board breached their fiduciary duties by approving and implementing the Bylaw Amendments and the shareholder rights plan adopted by us on September 9, 2022, and refusing to invalidate certain change in control provisions in our employment agreement with Joe Kiani, our CEO (iii) invalidate certain change in control provisions in Mr. Kiani’s employment agreement, (iv) permanently enjoin us and our Board from taking any actions to prevent the Activist Plaintiffs from exercising their rights in accordance with our prior bylaws to nominate directors, and (v) award the Activist Plaintiffs their fees, costs and expenses in connection with the action covered by the complaint. On March 3, 2023, the Activist Plaintiffs filed a motion for leave to file a second amended and supplemented verified complaint (the Second Amended Complaint), which the Court granted on March 15, 2023. The Second Amended Complaint added the California State Teachers’ Retirement System (CalSTRS) as a co-plaintiff and added several former members of our Board as additional co-defendants. The Second Amended Complaint seeks to invalidate the employment agreement of Mr. Kiani, our Chief Executive Officer, and challenges Mr. Kiani’s February 8, 2023 waiver. The Activist Plaintiffs subsequently filed a motion to dismiss the complaint without prejudice, which was approved by the Delaware Court of Chancery in September 2023. The Activist Plaintiffs can file a new complaint covering the matters that were the subject of the Second Amended Complaint or other matters against us, our Board or any individual director at any time. We believe that we and the members of our Board have good and substantial defenses to the Activist Plaintiffs’ previous claims, but if the Activist Plaintiffs file a similar complaint, there is no guarantee that we and the members of our Board who are named as defendants in any such litigation will prevail. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties related to any lawsuit.
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
We currently derive approximately 48% of our net sales from international operations. In addition, we purchase a portion of our raw materials and components from international sources. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to duties, tariffs and conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties, fines and interest if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. We have historically engaged in transactions with entities related to or located in countries subject to certain U.S. export restrictions. For example, we have had sales of medical products destined for Iran.
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
•political instability and actual or anticipated military or political conflicts, including the ongoing conflict between Ukraine and Russia, the global impact of restrictions and sanctions imposed on Russia and the Israel-Hamas war;
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
In addition, we may experience seasonal demand for our products and demand for such products could decrease significantly during a recession. For example, healthcare revenues in the third quarter of our fiscal years have generally historically represented a lower percentage of segment revenues due to the seasonality of the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer elective procedures utilizing our healthcare products. The 2023 flu season concluded abnormally early and faded quickly in the first quarter this year, resulting in reduced inpatient census. Healthcare facilities and hospitals experienced fewer flu-related hospitalizations and medical office visits, which decreased consumption of our single-patient use sensors and consumables. The corresponding delays in reordering for our single-patient use sensors and consumables had an adverse impact on our second and third quarter 2023 healthcare revenue. Similarly, our non-healthcare revenues in the fourth quarter of a fiscal year generally produce a higher percentage of our segment revenues than the other quarters of our fiscal year due to the holiday shopping season and our corresponding promotional activities. Our promotional discounting activity may negatively impact our gross margin during the holiday periods. Any shortfalls in expected revenue due to a mismatch in supply of and demand for our products, could cause our operating results to suffer significantly, and seasonal or similar variances may also result in fluctuations in our revenues.

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

The impact of the Russian invasion of Ukraine, and the war in Israel, on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
The short and long-term implications of Russia’s invasion of Ukraine, and the war in Israel are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the U.S. and several European and Asian countries; along with the war in Israel, may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in challenges associated with timely receipt of customer payments and banking transactions in Russia, increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. In addition, as a result of the current conflict, we have stopped selling non-healthcare products in Russia indefinitely. Furthermore, the Israel-Hamas war could result in disruption in the Middle East more broadly and negatively impact our operations in that region. We will continue to monitor these fluid situations and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the wars in Ukraine or Israel may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macro-economic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $84.17 to $196.47 per share from January 1, 2023 to September 30, 2023. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
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
As of September 30, 2023, approximately 10.0 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 2.8 million shares were subject to options outstanding at such date at a weighted-average exercise price of $88.24 per share, approximately 3.1 million shares were subject to outstanding RSUs, approximately 0.3 million shares were subject to outstanding PSUs and approximately 3.6 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 48 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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
Item 5. Other Information
During the fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K .”

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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and October 1, 2022, respectively, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2023 and October 1, 2022, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and October 1, 2022, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: November 7, 2023	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: November 7, 2023	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer