Form 10-K
period 2023-12-30
MASIMO CORP
filed 2024-02-28
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Select Market, was approximately $6.5 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At January 27, 2024, the registrant had 52,913,166 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant’s proxy statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

MASIMO CORPORATION
FISCAL YEAR 2023 FORM 10-K ANNUAL REPORT

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
PART I
ITEM 1.     BUSINESS
Overview
We are a global technology company dedicated to improving lives. We seek to accelerate our growth strategies and strengthen our focus on patient care via two business segments: healthcare and non-healthcare. We commenced reporting under this new structure effective for the quarter ended July 2, 2022 as a result of the Viper Holdings Corporation d/b/a Sound United acquisition (Sound United acquisition).

Healthcare
Our healthcare business develops, manufactures and markets a variety of noninvasive patient monitoring technologies, hospital automation and connectivity solutions, remote monitoring devices and consumer health products. Our healthcare products and patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software, cables and other services. We primarily sell our healthcare products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through our direct sales force, distributors and original equipment manufacturer (OEM) partners, such as GE Healthcare, Hillrom, Mindray, Philips, Physio-Control, Zoll, among others.
Our core measurement technologies are our breakthrough Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry, and advanced rainbow® Pulse CO-Oximetry parameters such as noninvasive hemoglobin (SpHb®), alongside many other modalities, including brain function monitoring, hemodynamic monitoring, regional oximetry, acoustic respiration rate monitoring, capnography and gas monitoring, nasal high-flow respiratory support therapy, patient position and activity tracking, neuromodulation technology, an opioid overdose prevention and alert solution, and telehealth solutions.
Our measurement technologies are available on many types of devices, from bedside hospital monitors like the Root® Patient Monitoring and Connectivity Hub, to various handheld and portable devices, and to the tetherless Radius PPG®, Radius VSM™ and Masimo SafetyNet™ remote patient surveillance solution. The Masimo Hospital Automation™ Platform facilitates data integration, connectivity and interoperability through solutions like Patient SafetyNet™, Iris®, iSirona™, Replica® and UniView® to facilitate more efficient clinical workflows and to help clinicians provide the best possible care, both in-person and remotely. Leveraging our expertise in hospital-grade technologies, we have expanded our suite of products intended for use outside the hospital and products for home wellness to include Masimo Sleep, a sleep quality solution; the Masimo Radius Tº™ wireless, a wireless wearable continuous thermometer; Radius PCG®, a wireless tetherless capnograph; the Masimo W1™, and Masimo Freedom™ biosensing and smart watches; Masimo Opioid Halo™, an opioid overdose prevention and alert system; and the Masimo Stork™, a baby monitoring system.
Non-healthcare
Our non-healthcare business develops, manufactures, markets, sells premium home sound integration technologies and accessories, along with licensing complete high performance in-vehicle audio systems under iconic consumer brands such as Bowers & Wilkins™, Denon™, Marantz™, HEOS™, Classe™, Polk Audio™, Boston Acoustics™, and Definitive Technology™, which offer products with unparalleled quality and performance to consumers, professional sound studios and audiophiles worldwide. Our products are sold direct-to-consumers or through authorized retailers and wholesalers. We also license our audio technology to select luxury automotive manufacturers such as Aston Martin®, BMW®, Maserati®, McLaren®, Polestar® and Volvo®. We continue to expand our collaborations and brand partnerships, which include certain airlines for bespoke headphones, allowing for the best in-flight audio experience; certain computer and laptop manufacturers, allowing for a new experience within computer audio; and certain high-performance TV manufacturers allowing for a range of integrated discreet audio devices and enclosures.
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
•expand connectivity, hearables and wearables in hospitals and into the home and consumer market;
•utilize our existing customer base and OEM relationships to market additional product offerings;
•define and leverage shared Masimo product platforms to scale resources and connected technologies;
•diversify products to ensure continued innovation;
•expand sales and marketing infrastructure to aid in future growth initiatives;
•increase efficiency and capacity through internal manufacturing capabilities combined with proven outsourced manufacturing partners;
•grow our international presence through brand awareness and marketing;
•expand our direct-to-consumer efforts through existing channel partners and prospective customers;
•supplement our internal growth and expand our product portfolio with strategic acquisitions, investments, licensing agreements and partnerships; and
•drive an efficient capital structure and strong shareholder returns.
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
Our pulse oximetry technology is contained on a circuit board which can be placed inside a standalone pulse oximetry monitor, placed inside OEM multiparameter monitors, or included as part of an external “Board-in-Cable” solution that is plugged into a port on an OEM or other device. All of these solutions, as well as most of our patient cables, use our proprietary single-patient-use or reusable sensors. We sell our products to end-users through our direct sales force and through certain distributors, as well as to our OEM partners, for incorporation into their products. In 2013, with the launch of iSpO2®, we began selling our pulse oximetry products in the consumer home wellness market.
To complement our Masimo SET® platform, we have developed a wide range of proprietary single-patient-use (disposable) sensors, including untethered Radius PPG®, and multi-patient-use (reusable) sensors, cables and other accessories designed specifically to work with Masimo SET® software and hardware. Our single-patient-use sensors offer several advantages over reusable sensors, including improved performance, cleanliness, increased comfort and greater reliability. Although our technology platforms operate solely with our proprietary sensor lines, our sensors have the capability to work with certain competitive pulse oximetry monitors through the use of adapter cables.
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
In addition to SpO2, PR, perfusion index (Pi), Pleth Variability Index (PVi®), Rainbow® Pleth Variability Index (RPVi™) and respiration rate from the pleth (RRp®), rainbow® Pulse CO-Oximetry has the unique ability to measure and distinguish oxygenated hemoglobins from the dyshemoglobins that are incapable of transporting oxygen, carboxyhemoglobin (SpCO®) and methemoglobin (SpMet®). Besides the ability to measure SpCO® and SpMet®, the Masimo rainbow SET® platform also allows for the noninvasive and continuous monitoring of total hemoglobin concentration (SpHb®) as well as the monitoring of arterial oxygen saturation, in the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™). Additionally, the rainbow SET® platform also allows for the calculation of Oxygen Content (SpOC) and Oxygen Reserve Index™ (ORi™). SpfO2™ has received CE Marking, but is not currently available for sale in the U.S.
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
Following the introduction of our rainbow SET® platform, we have continued to expand our technology offerings by introducing additional noninvasive measurements, technologies, platforms and other solutions to create new market opportunities in both hospital and non-hospital care settings, as well as into consumer home health and wellness settings, including the Masimo Hospital Automation™ Platform, other connectivity platforms, nasal high-flow ventilation, neuromodulation therapeutics, an opioid overdose prevention and alert solution, telehealth solutions, hearable and wearables, and the premium and luxury home audio setting, which are described in more detail below.
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
Opioid Overdose Prevention and Alert Solution
Masimo Opioid Halo™ is the first and only FDA-cleared monitoring solution for detecting opioid-induced respiratory depression, the leading cause of death from opioid overdose. Opioid Halo advances the forefront of continuous monitoring through its unique Opioid Halo engine, an advanced pattern recognition algorithm which helps detect and quantify the risk of severe opioid-induced respiratory depression. Combined with its innovative distributed architecture, Opioid Halo helps to manage and send escalating alarms to family members, friends, and caregivers, notifying them that help may be needed due to an opioid overdose, including triggering an automatic wellness call, which may lead to EMS being dispatched. Masimo Opioid Halo has been granted FDA 510(k) de novo classification, allowing for sale over the counter (OTC) without a prescription, for use on adults and children age 15 and up, and in a prescription (Rx) version from a healthcare provider.
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

Hearables and Wearables
Our hearable and wearable products are engineered for a wide range of consumers, including professional athletes, medical clinicians, active lifestyle practitioners, the health conscious, online gamers, and even the most demanding of sound enthusiasts; all with differentiated technologies that leverage our legacy of trusted brands. Our hearable and wearable products include best-in-class health sensors and high-fidelity wireless headphones and earbuds, and were recently expanded to introduce our latest innovation, Masimo AAT™, (Adaptive Acoustic Technology), in the Denon PerL™ product lines.
Premium and Luxury Home Audio
Our premium and luxury home audio product range includes wireless sound bars and speakers, home theater speakers and surround sound technology, high fidelity amplifiers and processors, audio visual receivers (AVR) and components, and other accessories to address our customers’ evolving audio needs and desires. In addition, we have partnered with certain organizations that allow us to provide the highest quality audio technologies into sound studios, home theaters, full home, automotive and airline environments.
Our Products and Markets
Noninvasive Monitoring Solutions:

Circuit Boards and Modules (e.g., MX-7™, MX-5™, MSX™ (shown below))
Our Masimo circuit boards perform all signal processing and other pulse oximetry functions incorporating the Masimo SET®, Masimo rainbow® Pulse CO-Oximetry or rainbow Acoustic Monitoring® technology with specific functionality or measurements. Our MX-7™ OEM circuit board is our latest and most advanced rainbow SET® board, offering more efficient power utilization, and designed for integration into the more than 200 multi-parameter monitors available from our more than 90 OEM partners. The MX-7™ has the ability to support all 13 of Masimo’s SET® pulse oximetry and rainbow® Pulse CO-Oximetry measurements.

Description:	Use:	Distribution Channel:

LIBERTY
IN GOD WE TRUST
1985
MX-7
No Implied Licenses Granted.
This device is covered under one or more of the patents listed at www.masimo.com/patents.htm
Masimo
©2017 Masimo Corporation.
R-38682 Rev A
J2

	• Signal processing apparatus for all Masimo technology platforms • Mainstream and sidestream capnography and gas monitoring	• Incorporated and sold to OEM partners who incorporate our circuit boards into their patient monitoring systems

Description:	Use:	Distribution Channel:

LIBERTY
IN GOD WE TRUST
1985
Masimo
38544 Rev A
UL 94V-0
TTM 2
Masimo

Monitors and Devices (e.g., Radical-7®, Rad-97® with NomoLine® Capnography, Rad-G® with Temperature (shown below))
We offer a variety of continuous bedside monitoring and transport devices suitable for all patient populations. Fueled by clinically proven Masimo SET® pulse oximetry and advanced rainbow® Pulse CO-Oximetry and additional noninvasive monitoring technologies, these highly versatile and configurable monitors are designed to accommodate patient scenarios across the continuum of care, from high-acuity ICUs and surgical suites, to low-acuity general floors and recovery units, to long-term care facilities and beyond.

Description:	Use:	Distribution Channel:
	• Bedside, handheld and wireless monitoring devices that incorporate Masimo SET® with and without licensed Masimo rainbow SET® technology, noninvasive blood pressure and capnography	• Sold directly to end-users, through distributors and, in some cases, to our OEM partners who sell to end-users

Description:	Use:	Distribution Channel:

• Rad-G® with Temperature measures physiological parameters, including oxygen saturation (SpO2), pulse rate (PR), perfusion index (Pi), pleth variability index (PVi®), respiration rate from the pleth (RRp®), and temperature (Temp).

Patient Monitoring and Connectivity Platform (e.g., Root® with Radius VSM™, Root® with NIBP and Root® with Next Generation SedLine® (shown below))
Our patient monitoring and connectivity platforms are expandable, customizable patient monitoring and connectivity hubs that integrate an array of technologies, devices and systems to provide multimodal monitoring and connectivity solutions in a single, clinician-centric platform. With plug-and-play expansion capabilities, clinicians can centralize patient monitoring by bringing together advanced rainbow SET® Pulse CO-Oximetry, brain function monitoring, regional oximetry and capnography measurements on an easy-to-interpret, customizable display, empowering them with more information for making patient assessments. Further, acting as a central connectivity hub, with automated electronic charting of Masimo and third-party device data to patient data management systems (PDMS), the hub can help with manual data documentation.

Description:	Use:	Distribution Channel:

• Radius VSM™ monitors a wide range of measurements on a modular form; components can be customized based on each patient’s monitoring needs

• Provides waveform and parameter trend data on its built-in multi touch LED display, allowing clinicians to stay informed about patient status while moving about with the patient

• Sold directly to end-users and through distributors

Description:	Use:	Distribution Channel:
	• Integrates noninvasive blood pressure (NIBP) and temperature • Connects third-party devices such as IV pumps, ventilators, beds and other patient monitors to automate data transfer to the EMR	• Sold directly to end-users and through distributors

Sensors (e.g. RD SedLine™, TFA-1®, RD SET®, RD rainbow SET®, O3® Pediatric, RD rainbow Lite SET®, rainbow® DCI®-Mini, Centroid® and Radius PPG® (shown below))
Our innovative noninvasive monitoring devices depend on reliable, high-quality sensors, cannulas, and accessories to capture the accurate, high-fidelity patient data trusted by clinicians all over the world. We offer a wide variety of these components, all manufactured to the highest standards, many in both single-patient-use and reusable configurations, to meet a broad spectrum of monitoring needs across all patient populations and care scenarios.

Description:	Use:	Distribution Channel:
	• Extensive line of both single-patient, reusable and rainbow® sensors • Patient cables, as well as adapter cables, that enable the use of our sensors on certain competitors’ monitors	• Sold directly to end-users, through distributors and to OEM partners who sell to end-users

RD rainbow SET SpHb SpMet
Inf
RD rainbow SET SpHb SpMet
Neo
RD rainbow SET SpHb SpMet
Masimo
RD rainbow SET
Adt

	• Extensive line of both single-patient, reusable and rainbow® sensors	• Sold directly to end-users, through distributors and to OEM partners who sell to end-users

Neo
Masimo
Masimo®
Radius PPG™
SET SpO2
Reusable
Masimo
Masimo®

	• Patient cables, as well as adapter cables, that enable the use of our sensors on certain competitors’ monitors	• Sold directly to end-users, through distributors and to OEM partners who sell to end-users

Capnography and Gas Monitoring (e.g., Rad-97® with NomoLine® Capnography, Root® with Capnography, IRMA™ CO2, IRMA AX+ and EMMA® (shown below))
We offer a complete portfolio of capnography and gas monitoring solutions, both sidestream and mainstream, to meet the challenges of ventilation and gas monitoring across care areas, from pre-hospital and in-hospital to transport, long-term care, home care and more. Solutions range from external “plug in and measure” gas analyzers, to bedside and handheld devices, to flexible, integrated OEM offerings.
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

Hospital Automation™ and Connectivity Suite (e.g., Iris® Connectivity, Iris Gateway®, iSirona™, Patient SafetyNet™, UniView®, UniView: 60™, Replica®, Iris® Analytics, and Halo ION® (shown below))
As increasing amounts of patient information become available to clinicians, new opportunities to enhance the care experience for both the clinician and the patient abound. Our automation solutions are revolutionizing not only the kind of patient data that can be collected and moved through the continuum of care, but also how that information can empower clinicians to deliver superior, evidence-based care.

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

Hospital Automation™ and Connectivity Suite - (Continued)

Iris Gateway®
Admissions, Discharges and Transfers (ADT)
Electronic Medical Records (EMR)
Continuously Monitor Advanced Patient Parameters
Centralize Patient Data to Streamline Workflows
Root
Patient Monitoring and Connectivity Platform Designed to Transform Care
UniView™
Intelligent Display for Next-Generation Data Aggregation and Alarm Visualization
Third-party Devices
Anesthesia Machine
Pump
Patient Monitor
Ventilator
Iris Analytics™
Hospital-wide Patient Reporting
Patient SafetyNet
Supplemental Remote Monitoring and Clinician Alarm Notification
Use Patient Data to Inform Management Decisions
Replica™
Mobile Application for Supplemental Remote Monitoring and Clinician Alarm Notification
Transform Patient Data into Actionable Insights

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

Masimo
Feuchte
37
Flussmenge
15.0
START
STOP
Masimo | softFlow

Minimally Invasive and Noninvasive Advanced Hemodynamic Monitoring Solutions
(e.g., Masimo LiDCO® Hemodynamic Monitoring system, Double Channel Pressure Transducer and Stimpod NMS450X Peripheral Nerve Stimulator(shown below))

The Masimo LidCO® Hemodynamic monitoring system provides beat-to-beat advanced monitoring to support informed decision-making in high-acuity care areas like an operating room. This platform uses an already existing arterial line and blood pressure transducer to monitor hemodynamic parameters through the use of the PulseCO™ algorithm, which converts beat-to-beat blood pressure into its constituent parts, flow and resistance, which is scalable to each patient’s age, height, and weight.

Description:	Use:	Distribution Channel:
	• High-acuity care areas like an operating room	• Sold directly to end-users and through distributors

Minimally Invasive and Noninvasive Advanced Hemodynamic Monitoring Solutions - (Continued)
Description:	Use:	Distribution Channel:
	• High-acuity care areas like an operating room	• Sold directly to end-users and through distributors

Home Wellness and Remote Patient Monitoring Solutions to Extend Care from the Hospital to the Home
(e.g., Masimo SafetyNet™, Radius T°®, Opioid Halo™, Stork™, MightySat® with PVi® and RRp®, iSpO2®, Bridge™, and Masimo W1®)

Designed to help providers remotely manage patient care, Masimo SafetyNet™ is a secure, scalable, cloud-based patient management platform featuring clinical-grade spot-checking and continuous measurements, digital care pathways and remote patient surveillance.

Description:	Use:	Distribution Channel:
	• Patients receive a multi-day supply of disposable sensors or reusable devices, along with access to the Masimo SafetyNet™ mobile application	• Sold directly to end-users and through distributors
	• Robust secure video conferencing to the remote patient management and connectivity platform to offer a comprehensive telehealth and telemonitoring solution	• Sold directly to end-users and through distributors
	• Disposable thermometers, disposable fingertip sensors for sleep monitoring, fingertip pulse oximeter	• Sold directly to consumers through the Masimo Personal Health website and through consumer retailers

Home Wellness and Remote Patient Monitoring Solutions to Extend Care from the Hospital to the Home - (Continued)
Description:	Use:	Distribution Channel:

• Available for prescription use to continuously monitor babies at home as a medical device for healthy or sick babies

• Sensor technology nests within the Stork™ Boot, which is made from an ultra-soft medical-grade silicone that conforms gently to the baby’s skin and is available in three sizes to ensure a perfect fit as the child grows
• Sold directly to consumers through the Masimo Personal Health website and through consumer retailers

	• Pulse oximeter cable and sensor for use with an iPhone, iPad, iPod touch and select Android smart phones	• Sold directly to consumers through the Masimo Personal Health website and through consumer retailers
	• Provides real-time monitoring to identify the risk of opioid-induced respiratory depression, sends alerts to the patient and their emergency contacts, followed by an automated wellness call	• Sold directly to consumers through the Masimo Personal Health website and through consumer retailers

Home Wellness and Remote Patient Monitoring Solutions to Extend Care from the Hospital to the Home - (Continued)
Description:	Use:	Distribution Channel:

• For patients experiencing opioid withdrawal symptoms while undergoing treatment for opioid use disorder when initiating treatment, transitioning treatment or tapering off medication-assisted treatment
• Sold directly to end-users and through distributors, and provided to end users through healthcare providers
	• For consumers wanting to make better informed health and lifestyle decisions, improve their fitness or track their health data on their own or with friends and family	• Sold directly to consumers through the Masimo Personal Health website and consumer retailers

Hearables and wearables- (e.g. Masimo FreedomTM, Bowers & Wilkins® Px8 007 Edition and Bowers & Wilkins® Pi7 S2 earbuds, and Denon PerL ProTM (shown below))
Description:	Use:	Distribution Channel:
	• To provide accurate personal health tracking of vitals, including SpO[2], pulse rate and relative hydration along with recovery and sleep indexes	• Sold directly to consumers through the Masimo Consumer and individual brand websites and consumer retailers
	• The Masimo Freedom Band utilizes the same patented sensor technology as in the Masimo W1 and Freedom smartwatches	• Sold directly to consumers through the Masimo Consumer and individual brand websites and consumer retailers
	• For those looking for unrivaled premium true wireless stereo audio experience from a performance-focused audio brand	• Sold directly to consumers through the Masimo Consumer and individual brand websites and consumer retailers

Hearables and wearables- (Continued)
Description:	Use:	Distribution Channel:
	• For those looking for unrivaled premium true wireless stereo audio experience from a performance-focused audio brand	• Sold directly to consumers through the Masimo Consumer and individual brand websites and consumer retailers
	• Premium true wireless earbuds that creates a personalized sound profile with Masimo Adaptive Acoustic Technology™ (AAT™) for audio that is perfectly tuned to you	• Sold directly to consumers through the Masimo Consumer and individual brand websites and consumer retailers

Premium and luxury home audio -
(e.g. Bowers & Wilkins® Nautilus, Bowers & Wilkins® 800 Series Diamond loudspeakers, Denon® soundbar and speaker mini set, Bowers & Wilkins® home theater collection (shown below))

Description:	Use:	Distribution Channel:

• The core audio portfolio provides amplification & receivers necessary to power our lineup of component speakers throughout the home; additionally, we offer a variety of HiFi, Mini System, wireless speakers and soundbars for HiFi and lifestyle consumers.
• Sold directly to consumers through the Masimo Consumer and individual brand websites and through consumer retailers

Premium and luxury home audio - (Continued)

Willow Laboratories, Inc.
Willow Laboratories, Inc. (Willow), formerly known as Cercacor Laboratories, Inc., is an independent entity spun-off from us to our stockholders in 1998. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Willow. We are a party to a cross-licensing agreement with Willow, which was amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies.
The following table outlines our rights under the Cross-Licensing Agreement relating to specific end-user markets and the related technology applications of specific measurements.

End-User Markets
Measurements	Professional Caregiver and Alternate Care Market	Patient and Pharmacist
Vital Signs(1)	Masimo (owns)	Willow (non-exclusive license)
Non-Vital Signs(2)	Masimo (exclusive license)	Willow (owns or exclusive license)
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
See Note 3, “Related Parties Transactions”, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our related party transactions with Willow.
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
Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged. In addition, we may be required to alter one or more of our practices to remain in compliance with these laws. Evolving interpretations of current laws or the adoption of new laws or regulations could adversely affect many of the arrangements we have with customers and physicians. Some of these laws are broad and open to varying interpretation, increasing our compliance risk. A summary of certain critical aspects of our regulatory environment is included below.
Product Clearance and Approval Requirements for Medical Devices
Many of our healthcare products are regulated by numerous government agencies, the most significant of which are the U.S. FDA, the national authorities in the European Union (EU) and the United Kingdom (UK), and the Ministry of Health, Labour and Welfare of Japan. In addition, there are government agencies for other countries that regulate our healthcare products for their countries. These requirements vary substantially from country to country. These agencies require us to comply with laws that regulate our quality system, design, development, clinical testing, verification and validation testing, manufacture, packaging, labeling, storage, distribution, import, export, promotion, and adverse event reporting of many of our products.

In the U.S., unless an exemption applies, each medical device that we wish to market in the U.S. must, generally, first receive from the FDA either clearance of a 510(k) premarket notification, a premarket approval (PMA), or a De Novo grant. The FDA determines the appropriate process based on the risk classification of the medical device. There are three classifications, from Class I to Class III. For certain Class I and Class II medical devices, the FDA’s 510(k) clearance process can be used. It requires us to show that our new medical device is substantially equivalent to a legally marketed “predicate” medical device and can take from four to nine months, but may take longer. Products that cannot meet the 510(k) requirements are automatically classified as Class III medical devices that require a PMA. The PMA process requires us to demonstrate through valid scientific evidence that there is reasonable assurance of safety and effectiveness of the device for its intended use. The PMA process is much more costly, lengthy and uncertain than the process of obtaining 510(k) clearance. For medical devices that are classified as Class III due to lack of a product category, the De Novo process can be used. The De Novo process requires us to show the device does not fit into an existing product category and that special controls can be used to support the favorable benefit to risk profile so that the product can be classified lower than Class III. 510(k), PMA and De Novo submissions are subject to user fees. The majority of our current regulated medical products fit into Class II product categories, requiring 510(k) clearance, while some have been deemed Class I devices or exempt from a 510(k) clearance.
Most of our OEM partners are required to obtain clearance or approval of their devices that incorporate Masimo’s healthcare technologies, like Masimo SET® technology, Masimo rainbow SET® technology, Masimo Board-in-Cable technology, or that are used with Masimo’s sensors. We generally allow our OEM partners to cross-reference the 510(k) submission files from our cleared Masimo SET® circuit boards, sensors, cables and notification systems.
In the EU, medical devices are subject to Regulation (EU) No 2017/745 (EU MDR). Under the EU MDR, a medical device may only be placed on the market within the EU if it conforms to “General Safety and Performance Requirements” and bears a CE Mark. Key General Safety and Performance requirements are that the medical device achieves its intended medical purpose for its intended population and supports its safe and effective use and that the clinical benefit outweighs the clinical risks. Each medical device that we wish to market in the EU must conform to these requirements. EU MDR provides risk categories for medical devices that range from Class I to Class III. A notified body must be involved in the review of the compliance with the EU MDR. Individual countries within the EU also have their own notification or registration processes in order to import medical devices into their countries.
The UK exited the EU on December 31, 2020 (Brexit). The UK has adopted its own medical device regulations and has a requirement that medical devices must be registered with the UK Medicines and Healthcare Products Regulatory Agency (MHRA) before placing them on the market in Great Britain (England, Scotland and Wales). Currently, the UK will accept a CE Mark medical device to be registered; however, in the future, medical devices marketed in Great Britain must bear a UKCA Mark. The UKCA Mark is not recognized outside of the UK.
Continuing FDA Regulation for Medical Devices
Clinical trials involving medical devices in the U.S. are subject to FDA regulation. Among other requirements, clinical trial sponsors must comply with requirements related to informed consent, Institutional Review Board (IRB) approval, monitoring, reporting, record-keeping, labeling and promotion. If the study involves a significant risk device, the sponsor must obtain FDA approval of an investigational device exemption application in addition to IRB approval prior to beginning the study. Information regarding certain device clinical trials must also be submitted to a public database maintained by the National Institutes of Health.
After a device is approved and placed on the market, numerous regulatory requirements continue to apply. These regulatory requirements in the U.S. include, but are not limited to, the following: device listing and establishment registration; adherence to the Quality System Regulation (QSR) which requires stringent testing, control, documentation and other quality assurance procedures for the design, manufacture, storage and handling of devices; labeling requirements and FDA prohibitions against the promotion of off-label uses or indications; adverse event and device malfunction reporting; post-approval restrictions or conditions, including post-approval clinical trials or other required testing for certain devices; post-market surveillance requirements for certain devices; the FDA’s recall authority, whereby it can require the recall of products from the market; and requirements relating to voluntary corrections or removals. Device manufacturers are subject to announced and unannounced inspections by the FDA to evaluate compliance with these requirements.
Failure to comply with applicable regulatory requirements, which are subject to new legislation and change, can result in enforcement action by the FDA, or other federal and state government agencies, which may include, but may not be limited to, any of the following sanctions or consequences: warning letters or untitled letters; fines, injunctions and civil penalties; recall, seizure or import holds of our products; operating restrictions, suspension or shutdown of production; refusing to issue certificates to foreign governments needed to export products for sale in other countries; refusing our request for 510(k) clearance or premarket approval of new or modified products; withdrawing premarket approvals that are already granted; and criminal prosecution.

Advertising and Promotion of Medical Devices
Advertising and promotion of medical devices in the U.S., in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission (FTC) and by federal and state regulatory and enforcement authorities, including the Department of Justice, the Office of Inspector General of the Department of Health and Human Services (OIG), and various state attorneys general. Although physicians are permitted to use their medical judgment to use medical devices for indications other than those cleared or approved by the FDA, we may not promote our products for such “off-label” uses and can only market our products for cleared or approved uses. Other companies’ promotional activities for their FDA-regulated products have been the subject of FTC enforcement actions brought under healthcare reimbursement laws and consumer protection statutes, respectively. DOJ and FTC enforcement actions often result in consent decrees that constrain future actions. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. Government agencies in the EU, UK, Japan and other countries and jurisdictions have similar regulations on the advertising and promotion of medical devices.
Import and Export Requirements Applicable to Medical Devices
To import a device into the U.S., the importer must file an entry notice and bond with the United States Bureau of Customs and Border Protection (CBP). All devices are subject to FDA examination before release from CBP. Any article that appears to be in violation of the Federal Food, Drug and Cosmetics Act (FDCA) may be refused admission and a notice of detention and hearing may be issued. If the FDA ultimately refuses admission, the CBP may issue a notice for redelivery and, if a company fails to redeliver the goods or otherwise satisfy CBP and the FDA with respect to their disposition, may assess liquidated damages for up to three times the value of the lot. The CBP also imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance.
Medical device products exported from the U.S. are subject to foreign countries’ import requirements and the exporting requirements of the FDA. In particular, international sales of medical devices manufactured in the U.S. that are not approved or cleared by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements.
Foreign countries often require, among other things, a Certificate of Foreign Government (CFG) for export. To obtain a CFG, the device manufacturer must apply to the FDA. The FDA certifies that the product has been granted clearance or approval in the United States and that the manufacturing facilities were in compliance with the FDA’s QSR regulations at the time of the last FDA inspection.
Anti-Kickback Regulations
In the U.S., there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. The Federal Anti-Kickback Statute (AKS) prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the referral of patients for, or the purchase, order or recommendation of, health care products and services reimbursed by a federal health care program, including Medicare and Medicaid. Recognizing that the federal anti-kickback law is broad and potentially applicable to many commonplace arrangements, Congress and the OIG have created statutory “exceptions” and regulatory “safe harbors”. Exceptions and safe harbors exist for a number of arrangements relevant to our healthcare business, including, among other things, payments to bona fide employees, certain discount and rebate arrangements, and certain payment arrangements involving Group Purchasing Organizations (GPOs).
Although an arrangement that fits into one or more of these exceptions or safe harbors is immune from prosecution, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the law, but the OIG or other government enforcement authorities may examine the practice to determine whether it involves the sorts of abuses that the statute was designed to combat. Violations of the AKS can result in significant penalties, including imprisonment, monetary fines and assessments, and exclusion from Medicare, Medicaid and other federal health care programs. Exclusion of a manufacturer, like us, would preclude any federal health care program from paying for its products.
In addition to the AKS, many states have their own laws that are analogous to the AKS, but may apply regardless of whether any federal or state health care program business is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, educational programs, pricing and discount practices and policies, and relationships with health care providers by limiting the kinds of arrangements we may have with hospitals, alternate care market providers, GPOs, physicians, payers and others in a position to purchase or recommend our healthcare products.

False Claims Laws and Fraud Statutes
Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. The Federal Civil False Claims Act (FCA) imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, including Medicaid and Medicare. Some suits filed under the FCA, known as “qui tam” actions, can be brought by a “whistleblower” or “relator” on behalf of the government and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Manufacturers, like us, can be held liable under the FCA, even if they do not submit claims to the government, where they are found to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements or off-label promotion with customers that file claims. A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state fraud and abuse laws may include civil monetary penalties and criminal fines, exclusion from government health care programs and imprisonment.
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
Transparency Regulations
The Physician Payment Sunshine Act (Sunshine Act), which was enacted by Congress as part of the Patient Protection and Affordable Care Act (ACA), requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians, advance practice nurses, physician assistants, and teaching hospitals in the U.S. Companies are required to track payments made and to report such payments to the government by March 31 of each year. Several states have similar requirements. In addition to the burden of establishing processes for compliance, if we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties.
Anti-Corruption Laws
Our international operations are subject to the U.S. Foreign Corrupt Practices Act of 1977 (FCPA), the U.K. Bribery Act 2010, the newly enacted Foreign Extortion Prevention Act of 2023 and other anti-corruption laws. The FCPA and similar worldwide anti-bribery laws generally prohibit companies from directly or indirectly promising, offering, or giving anything of value to a non-U.S. official corruptly to influence the official for the purpose of gaining an improper advantage to assist in obtaining or retaining business. We interact with foreign officials because our business is regulated in every country where we operate, and in many countries outside of the U.S., we sell our products to government entities or to health care providers employed by the government who may be considered foreign officials. Failing to comply with the FCPA or any other applicable anti-corruption law could result in fines, penalties or other adverse consequences.
Third-Party Reimbursement for Medical Devices
Health care providers in the U.S., including hospitals, that purchase our healthcare products generally rely on third-party payers, including the Medicare and Medicaid programs and private payers, including indemnity insurers and managed care plans, to cover and reimburse all or part of the cost of our healthcare products and the procedures in which they are used. As a result, demand for our healthcare products is dependent in part on the coverage and reimbursement policies of these payers. No uniform coverage or reimbursement policy for medical technology exists among all third-party payers, and coverage and reimbursement can differ significantly from payer to payer.

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
Our success with rainbow SET® technologies in the U.S. market in settings of care with reimbursable monitoring procedures, such as hospital emergency departments, hospital clinical labs and physician offices, may largely depend on the ability of providers to receive reimbursement for such procedures. While private insurance payers often follow Medicare coverage and payment rates, we cannot be certain of this and, in many cases, cannot control the coverage or payment rates that private insurance payers put in place.
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
The adoption of certain of our recently introduced healthcare products that are marketed and sold directly to end-user consumers, including Opioid Halo™, Stork™, and W1™, partially depends on the ability of consumers to have the cost of these products reimbursed by Medicare, Medicaid or their private health insurance provider. To date, these products are generally not covered by public or private payers and we do not intend to seek reimbursement for these products at this time.
Other U.S. and Foreign Regulation
We must comply with numerous federal, state and local laws, as well as laws in other jurisdictions, relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. We may be required to incur significant costs to comply with these laws and regulations in the future. Unanticipated changes in existing regulatory requirements, adoption of new requirements and increased compliance costs could hurt our business, financial condition and results of operations.
Data Privacy and Protection of Health and Other Personal Information
Both at the federal and state levels, the U.S. has increased legislative activity in connection with data privacy and data security. In addition to the California Privacy Rights Act (CPRA) which went into effect on January 1, 2023, a number of other states have passed comprehensive consumer privacy laws or have introduced related bills. On the federal level, an omnibus privacy bill (the American Data Privacy and Protection Act) was proposed and is currently under congressional review. If enacted, the law will dramatically increase oversight of how companies collect, use, and store the personal data. Federal agencies such as the FTC and the Securities and Exchange Commission (SEC) have increased their scrutiny and enforcement of how companies disclose their use of personal data to consumers, secure personal data, and report unauthorized disclosures of personal data. In particular, the FTC has issued statements that indicate increase in enforcement action against deceptive marketing practices that use cookies, pixels and other tracking tags to monitor consumer behavior. Moreover, there has been a similar increase in privacy-related class action litigation in connection with the use of consumers’ personal data.
Internationally, in addition to the General Data Protection Regulation (GDPR) in Europe, other jurisdictions have adopted their own data privacy and protection laws. China, Canada, the Kingdom of Saudi Arabia, the UAE, Australia, Argentina and India have all passed new privacy and data protection laws. We have implemented, and continue to implement, procedures and processes to comply with these various laws and regulations. As international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by third-parties, nation states, our employees or agents.

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
Additionally, in the U.S., HIPAA applies to covered entities and extends to their business associates. Covered entities include many healthcare facilities that purchase and use our products. The HIPAA Privacy Rule restricts the use and disclosure of protected health information (PHI) and requires covered entities and their business associates to safeguard that information. The HIPAA Security Rule establishes detailed technical, administrative and physical requirements for safeguarding PHI transmitted or stored electronically. Although we are not a covered entity, we are sometimes deemed by our U.S. customers to be a business associate due to activities that we perform for or on behalf of covered entity customers. As business associates, we may be subject to many of the requirements of HIPAA and could be directly subject to HIPAA civil and criminal enforcement and the associated penalties for violation of the Privacy, Security and Breach Notification Rules. Moreover, even when we are not a business associate, healthcare facilities impose contractual limitations on the use and disclosure of their patients’ health information, and otherwise require additional safeguards to protect that information. These laws, as well as any new developing laws around health data, could create liability for us and increase our cost of doing business as well as increase costs associated with complying with these various laws both in the U.S. and globally.
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
Markets
Competitive Conditions
We compete in both healthcare and non-healthcare electronic markets throughout the globe. These markets are highly competitive and are characterized by continual change and improvements in technology. Many of our competitors have substantially greater financial resources, broader product portfolios and more aggressive advertising and marketing strategies and may be able to adapt to market preferences or consumer demands more rapidly than us. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, our products could be rendered obsolete by changes to industry standards or guidelines or advances in technology.
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
In the non-healthcare market, we compete with Sonos, Bang & Olufsen, Sony, Samsung (and its subsidiaries), Apple, Alphabet, Amazon and others. Many of our competitors in the non-healthcare consumer market have more broadly diversified product lines, well established supply and distribution systems, loyal customer bases and significant financial, marketing, research, development and other resources.

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
For the year ended December 30, 2023, one just-in-time healthcare distributor represented approximately 18.1% of our total healthcare revenue. This was the only customer that represented 10% or more of our healthcare revenue for the year ended December 30, 2023. Importantly, this distributor takes and fulfills orders from our direct healthcare customers, many of which have signed long-term sensor purchase agreements with us. If a specific just-in-time healthcare distributor is unable to fulfill these orders, the orders would be redirected to other healthcare distributors or fulfilled directly by us.
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
In order to facilitate our U.S. direct sales to hospitals, we have signed contracts with what we believe to be the five largest national GPOs in the U.S., based on the total volume of negotiated purchases. In return for the GPOs putting our healthcare products on contract, we have agreed to pay the GPOs a percentage of our healthcare revenue from their member hospitals. In 2023 and 2022, healthcare revenues from the sale of our pulse oximetry products to hospitals that are associated with GPOs amounted to $678.1 million and $721.3 million, respectively.
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

Seasonality
Our quarterly revenues for the healthcare and non-healthcare segments are influenced by many factors, including new product releases, acquisitions, regulatory approvals, holiday schedules, hospital census, the timing of influenza season, consumer discretionary spending, inflation, competitive pricing, adaption of new technologies and consumer loyalty, among other factors.
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
Under the Cross-Licensing Agreement, we and Willow have agreed to allocate proprietary ownership of technology developed based on the functionality of the technology. We will have proprietary ownership, including ownership of all patents, copyrights and trade secrets, of all technology related to the noninvasive monitoring of vital signs measurements, and Willow will have proprietary ownership of all technology related to the noninvasive monitoring of non-vital signs measurements.
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

Research and Product Development
We believe that ongoing research and product development (R&D) efforts are essential to our success. Our R&D efforts focus on continuing to enhance our technical expertise toward our existing product portfolios, expanding our technological leadership in each of the markets we serve with new innovations, entering into strategic partnerships with third parties to fund the development of certain new technologies, driving growth in emerging markets and introducing new products necessary to maintain market superiority, while reducing the cost of care. In addition, we continue to collaborate with Willow on R&D activities related to advancing rainbow® technology and other technologies.
Manufacturing
Our strategy is to manufacture products in-house when it is efficient and cost-effective for us to do so. We manufacture products at facilities located in various countries throughout the world and maintain captive contract maquiladora operations for key healthcare components. For information related to our manufacturing facilities, refer to “Item 2. Properties” in this Annual Report on Form 10-K.
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
For raw materials, we and our contract manufacturers may rely on sole source suppliers for some components. We and our contract manufacturers have taken steps to minimize the impact of a shortage or stoppage of shipments of key components by maintaining a safety stock of component inventory and by redesigning certain products to allow for more universal sub-components. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, we may not be able to quickly establish additional or replacement sources for certain components or materials if we experience a sudden or unexpected reduction or interruption in supply and are unable to develop alternative sources.
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
Sustainability
As a global manufacturer of healthcare and non-healthcare products, we understand the materials we use and the products we manufacture can have an impact on the environment. We are continuously evaluating ways to reduce our overall environmental footprint. We have implemented measures to promote greater environmental responsibility, conserve resources and reduce waste in an effort to help combat climate change.
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
•Communities. We have a long and proud history of investing in and giving back to the communities in which we live and work, as well as providing aid around the globe. Through the partnerships with organizations like the World Health Organization and the Masimo Foundation, we give back by providing grants to humanitarian aid organizations and offering in-kind donations of medical equipment. In addition, our employees also actively support causes by raising awareness and funds for non-profit organizations. Organizations that our employees have supported in recent years include Doctors Without Borders, Smile Train, Feeding America, Patient Safety Movement Foundation and the Sound Start Foundation.

Human Capital Resources
Core to our long-term strategy for human capital is attracting, developing and retaining the best talent globally with the right skills to drive our future success. We consider our employees to be a key factor in our future innovation and success. We seek to attract and retain highly talented, experienced and well-educated individuals to support our long-term growth and profitability goals.
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
▪We provide employee wages that are consistent with employee positions, experience, skills, knowledge and geography.
▪Base compensation adjustments and incentive compensation are based on market data and awarded based on individual performance and Company performance.
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
•Inclusion and Diversity. In fiscal 2023, our full-time employees decreased from approximately 4,000 as of December 31, 2022 to 3,800 as of December 30, 2023. Our dedicated contract personnel worldwide decreased from approximately 5,900 as of December 31, 2022 to approximately 5,200 as of December 30, 2023. Of our full-time employees, approximately 67% were male and 33% were female, and women represented approximately 25% of our management/leadership roles. Minorities represented approximately 49% of our U.S. workforce, and approximately 37% of our management/leadership roles.
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
•Our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® and our licensed rainbow® technology is limited to certain markets by our Cross-Licensing Agreement with Willow Laboratories, Inc. (Willow), formerly known as Cercacor Laboratories, Inc., which may impair our growth and adversely affect our business, financial condition and results of operations.
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
•We may experience conflicts of interest with Willow with respect to business opportunities and other matters.
•We will be required to assign to Willow and pay Willow for the right to use certain products and technologies we develop that relate to the monitoring of non-vital sign parameters, including improvements to Masimo SET®.
•In the event that the Cross-Licensing Agreement is terminated for any reason, or Willow grants a license to rainbow® technology to a third-party, our business would be adversely affected.
•Rights provided to Willow in the Cross-Licensing Agreement may impede a change in control of our company.
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
•We have incurred impairment charges for other intangible assets, and may incur further impairment charges in the future, which would negatively impact our operating results.
•We may need additional capital and failure to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.
•Concentration of ownership of our stock among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
•We may be unable to accurately forecast our financial and operating results and appropriately plan our expenses in the future or we may fail to meet our publicly announced guidance about our business and future operating results.
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
Our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® and our licensed rainbow® technology is limited to certain markets by our Cross-Licensing Agreement with Willow Laboratories, Inc. (Willow), formerly known as Cercacor Laboratories, Inc., which may impair our growth and adversely affect our business, financial condition and results of operations.
Since 1998, we have been a party to a cross-licensing agreement with Willow (as amended, the Cross-Licensing Agreement), under which we granted Willow:
•an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® technology owned by us, including all improvements to this technology, for the monitoring of non-vital signs parameters and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs parameters in any product market in which a product is intended to be used by a patient or pharmacist rather than by a professional medical caregiver, which we refer to as the “Willow Market”; and
•a non-exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® technology owned by us for measurement of vital signs in the “Willow Market”.
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
Pursuant to the Cross-Licensing Agreement, we have licensed from Willow the right to make and distribute products in the “Masimo Market” that utilize rainbow® technology for certain noninvasive measurements. As a result, the opportunity to expand the market for our products incorporating rainbow® technology is also limited, which could limit our ability to maintain or increase our revenue and impair our growth.
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
Some of the world’s largest technology companies that have not historically operated in the healthcare or medical device space, such as Alphabet Inc., Amazon.com, Inc., Apple Inc., Samsung Electronics Co., Ltd. and others, have developed or may develop products and technologies that may compete with our current or future products and technologies. For example, in September 2021, Apple, Inc. announced that its Apple Watch Series 7 includes a blood oxygen level monitoring feature and a sleep tracking function, both of which compete with our existing products. In August 2022, Apple, Inc. announced that its Apple Watch Series 8 includes an ECG app, as well as fall detection and temperature sensing capabilities, which may compete with certain of our existing products and products in development. In September 2022, Apple, Inc. announced that its Apple Watch OS9 will include expanded workout enhancements, medication reminders, sleep reporting, temperature tracking and atrial fibrillation history, which may compete with certain of our existing products and products in development. In our non-healthcare business, our competition includes the technology companies referenced above as well as sellers of consumer audio products, such as Bang & Olufsen®, Bose®, Harman International®, JBL®, Sonos® and Sony®. Many of these companies have substantially greater capital, research and development, and sales resources than we have. To effectively compete, we may need to expand our product offerings and distribution channels, which in the interim could increase our research and development costs and decrease our operating margins, thereby adversely impacting our business, financial condition and results of operations.
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
Additionally, increases in demand resulting from global medical crises, such as the increase in demand we experienced during the COVID-19 pandemic, may be short lived. If the increased demand results in a stockpiling of our healthcare products by, or excess inventory at, our customers, future orders may be delayed or canceled until such on-hand inventory is consumed. We may be unable to accurately forecast our financial and operating results and appropriately plan our expenses in the future or we may fail to meet our publicly announced guidance about our business and future operating results. For example, during the second, third and fourth quarters of 2023, customers maintained elevated levels of single-patient use sensors and consumables in inventory due to the softer demand and lower hospital census, which had an adverse impact on our second, third and fourth quarter 2023 healthcare revenue. Continued stockpiling or excess inventory as a result of lower hospital census in future quarters could also negatively impact our healthcare revenue.
The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer, could reduce our net sales and harm our operating results.
Our healthcare business has a concentration of OEM, distributor and direct customers. For example, sales to one just-in-time distributor represented 10% or more of our healthcare product sales for the year ended December 30, 2023. Similarly, within our non-healthcare business, we sell products through distributors, resellers, direct-to-consumer and to large retailers. No individual retailer represented more than 10% of our non-healthcare product sales for the year ended December 30, 2023.
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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements. We believe some of the new market entrants in the healthcare and monitoring space, including some of the world’s largest technology companies, and some consumer audio companies may be infringing our intellectual property, and we may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that certain individuals who previously held high level technical and clinical positions with us misappropriated our intellectual property for the benefit of themselves and other companies. For example, on January 9, 2020, we initiated litigation against Apple Inc. for infringement of a number of patents, for trade secret misappropriation and for ownership and correction of inventorship of a number of Apple Inc. patents that list one of our former employees as an inventor. A trial on the trade secret, ownership, and inventorship claims was held from April 4, 2023 through May 1, 2023. On May 1, 2023, the court declared a mistrial because the jury was unable to reach a unanimous verdict. In addition, on June 30, 2021, we filed a complaint with the U.S. International Trade Commission (ITC) against Apple Inc. for infringement of a number of other patents. On October 20, 2022, Apple filed two complaints against us and Sound United alleging that the Masimo W1™ watch infringes a number of patents. On January 10, 2023, an Administrative Law Judge ruled that Apple Inc. violated Section 337 of the Tariff Act of 1930, as amended, by importing and selling within the United States certain Apple Watches with light-based pulse oximetry functionality and components. On October 26, 2023, the ITC issued a Notice of Final Determination finding a violation of Section 337 by Apple Inc. The ITC determined that the appropriate form of relief is a Limited Exclusion Order (LEO) prohibiting the unlicensed entry of infringing wearable electronic devices with light-based pulse oximetry functionality manufactured by or on behalf of Apple Inc., and a Cease and Desist Order (CDO). The LEO and CDO went into effect on December 26, 2023, after a 60-day Presidential review period. For additional information related to these litigations, please see Note 24, “Commitments and Contingencies”, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K. Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights.
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

Even though 510(k) clearances have been obtained, if safety or effectiveness problems are identified with our products, we may need to initiate a recall of such products. For example, in February 2024, we initiated a voluntary recall on select Rad-G® devices in connection with an issue that can result in an unintentional change in the power state of the device. Furthermore, our new products or significantly modified marketed products could be denied 510(k) clearance and be required to undergo the more burdensome PMA or de novo classification review processes. The process of obtaining a de novo classification or PMA approval is much more costly, lengthy and uncertain than the process for obtaining 510(k) clearance.
De novo classification review generally takes six months to one year from the time of submission of the de novo request, although it can take longer. Approval of a PMA generally takes one year from the time of submission of the PMA, but may be longer.
We sell consumer versions of our iSpO2® and MightySat® pulse oximeters, that are not intended for medical use. Some of our products or product features may not be subject to the 510(k) process and/or other regulatory requirements in accordance with specific FDA guidance and policies, such as the FDA guidance related to mobile medical applications. In additions, some of our products or product features may not be subject to device regulation pursuant to Section 520(o) of the FDCA, which excludes certain software functions from the statutory definition of a device. If the FDA changes its policies or concludes that our marketing of these products is not in accordance with its current policies and/or Section 520(o) of the FDCA, we may be required to seek clearance or approval of these devices through the 510(k), de novo classification review or PMA processes.
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
From time to time, legislation is drafted and introduced by governments that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of medical devices. For example, in December 2022, Congress enacted the Food and Drug Omnibus Reform Act of 2022 (FDORA). FDORA reauthorized the FDA to collect device user fees and contained substantive amendments to the device provisions of the FDCA. Among other changes, FDORA requires premarket submissions for “cyber devices” to include plans to address postmarket cybersecurity vulnerabilities and exploits and other cybersecurity-related information. FDORA also imposes a new requirement for sponsors of medical device clinical trials to develop diversity action plans that must be submitted to the FDA with an IDE application, if an IDE is required for the study, or in the marketing application for the device if an IDE application is not required. The statute also authorizes the FDA to approve or clear predetermined change control plans (PCCPs) in PMAs or 510(k) premarket notifications, and once such a PCCP is approved or cleared, then a supplemental PMA or a new 510(k) is not required for a change to a device that is consistent with such approved or cleared PCCP.

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
In the EU, for example, the new MDR became applicable to our medical devices on May 26, 2021. The MDR requires medical devices and their manufacturers to comply with more stringent standards than before. The MDR also imposes new and enhanced obligations on importers and distributors of medical devices in the EU. Although the MDR is subject to certain transitional periods, both we and others involved in the distribution and commercialization of our medical devices in the EU will need to comply with more stringent EU rules. Additionally, the EU legislators have reached preliminary agreement on a new regulation laying down harmonized rules on artificial intelligence (the EU AI Act), which will heavily regulate the use of artificial intelligence systems used in EU regulated medical devices, designating them “high risk” artificial intelligence. These new rules, which entail the application of specific requirements about the quality of the datasets used, technical documentation and record-keeping, transparency and the provision of information to users, human control, as well as robustness, accuracy and cybersecurity, are expected to apply from early 2026.
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

In August 2023, the Company determined to initiate a voluntary recall of select Rad-G® products in connection with an issue that can result in an unintentional change in the power state of the device. On February 14, 2024, we initiated the voluntary recall. On February 21, 2024, we received a subpoena from the Department of Justice seeking documents and information related to the Company’s Rad-G® and Rad-97® products, including information relating to complaints surrounding the products and the Company’s decision to recall the Rad-G®. We are investigating the reasons for the delay between August 2023 and February 2024 when the recall was initiated. We are cooperating with the government and may expend significant financial and managerial resources in connection with responding to the subpoena and any related investigation or any other future requests for information.
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
Several U.S. states have passed comprehensive privacy laws. For example, the California Consumer Privacy Rights Act (CPRA) amended and expanded the California Consumer Privacy Act (CCPA) effective January 1, 2023. Other states have also enacted data privacy laws that took effect in 2023, including the Virginia Consumer Data Protection Act, the Colorado Privacy Act, Utah’s Consumer Privacy Act, and the Connecticut Data Privacy Act. Further, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee and Texas also adopted privacy laws, which take effect from July 1, 2024 through 2026. These state laws govern the processing of residents’ personal information. Among many new requirements, some of the state privacy laws expand consumers’ rights (such as opting out of certain data sales to third parties and targeted advertising, restricting certain uses and disclosures of sensitive data, and requesting access, deletion, or correction of personal information). These state laws also minimize what data that can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the CPRA) subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which will become effective in 2024. There is significant uncertainty regarding how regulators will interpret and enforce this patchwork of new laws, particularly to the extent there are inconsistencies or differences in their requirements.

We continue to be subject to federal privacy laws such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA), in certain circumstances, in connection with any personal health information or medical information that we may obtain or have access to in connection with the operation of our business. Moreover, comprehensive federal data privacy legislation has been proposed and, if passed, will further change the privacy and data security compliance landscape. In addition, on July 26, 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance.
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
Internationally, the European Data Protection Board continues to release guidelines for industries and impose fines related to the General Data Protection Regulation (GDPR), some of which have been very significant. To improve coordination among EU supervisory authorities, the European Commission has proposed a new regulation that would help to streamline enforcement of the GDPR in cross-border cases. Meanwhile, there continues to be persistent uncertainty relating to the transfer of personal data from Europe to the U.S., or other non-adequate countries, following the Schrems II decision. On July 10, 2023, the European Commission adopted its adequacy decision on the EU-U.S. Data Privacy Framework (DPF). The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to the DPF. However, it remains too soon to tell how the future of Privacy Shield 2.0 will evolve and what impact it will have on our international activities. At least one challenge to the DPF is pending before the Court of Justice of the European Union.
Further, Brexit has led and could also lead to legislative and regulatory changes that may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the UK and the EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the UK, allowing for the relatively free exchange of personal information between the EU and the UK (as the UK correspondingly allows transfers back to the EU). However, the European Commission may suspend the Adequacy Decision if it considers that the UK no longer provides for an adequate level of data protection. A bill to amend the existing UK framework is now pending, but is not expected to be passed before the new UK election.
Other international jurisdictions, including Canada, China, India, Saudi Arabia, South Africa, the UAE, Singapore, South Korea, Mexico, Australia, Argentina, India and Brazil, among others, have also implemented, or are in the process of implementing laws relating to data privacy and protection that are all already in effect or are anticipated to go into effect soon, or are amending existing laws. In addition, several jurisdictions such as South Korea have shown increased enforcement of their existing data privacy and security laws. Although we believe that we are complying with the GDPR and similar laws, these laws are still relatively new. Therefore, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur additional costs to modify our business practices to comply with these requirements.
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
Risks Related to Our Business and Operations
We may experience conflicts of interest with Willow with respect to business opportunities and other matters.
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Willow, and we believe that a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Willow stock. Joe Kiani, our Chairman and Chief Executive Officer (CEO), is also the Chairman and CEO of Willow.
Due to the interrelated nature of Willow with us, conflicts of interest may arise with respect to transactions involving business dealings between us and Willow, potential acquisitions of businesses or products, the development and ownership of technologies and products, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Willow. In addition, we and Willow may disagree regarding the interpretation of certain terms in the Cross-Licensing Agreement. We cannot guarantee that any conflict of interest will be resolved in our favor, or that, with respect to our transactions with Willow, we will negotiate terms that are as favorable to us as if such transactions were with another third-party.
We will be required to assign to Willow and pay Willow for the right to use certain products and technologies we develop that relate to the monitoring of non-vital sign parameters, including improvements to Masimo SET®.
Under the Cross-Licensing Agreement, if we develop certain products or technologies that relate to the noninvasive monitoring of non-vital sign parameters, including improvements to Masimo SET® for the noninvasive monitoring of non-vital sign parameters, we would be required to assign these developments to Willow and then license the technology back from Willow in consideration for upfront payments and royalty obligations to Willow. Therefore, these products and technologies would be deemed to have been developed or improved exclusively by Willow.
In addition, we will not be reimbursed by Willow for our expenses relating to the development or improvement of any such products or technologies, which expenses may be significant. As a result of these terms, we may not generate any revenue from the further development of certain products and technologies for the monitoring of non-vital sign parameters, including improvements to Masimo SET®, which could adversely affect our business, financial condition and results of operations.

In the event that the Cross-Licensing Agreement is terminated for any reason, or Willow grants a license to rainbow® technology to a third-party, our business would be adversely affected.
Willow owns all of the proprietary rights to certain rainbow® technology developed with our proprietary Masimo SET® for products intended to be used in the “Willow Market”, and all rights to any non-vital signs measurement for which we do not exercise an option pursuant to the Cross-Licensing Agreement. In addition, Willow has the right to terminate the Cross-Licensing Agreement or grant licenses covering rainbow® technology to third-parties if we breach certain terms of the agreement, including any failure to meet our minimum royalty payment obligations or failure to use commercially reasonable efforts to develop or market products incorporating licensed rainbow® technology. If we lose our exclusive license to rainbow® technology, we would lose the ability to prevent others from making, using, selling or importing products using rainbow® technology in our market. As a result, we would likely be subject to increased competition within our market, and Willow or competitors who obtain a license to rainbow® technology from Willow would be able to offer related products.
We may not be able to commercialize our products incorporating licensed rainbow® technology cost-effectively or successfully.
As a result of the royalties that we must pay to Willow, it is generally more expensive for us to make products that incorporate licensed rainbow® technology than products that do not include licensed rainbow® technology.
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
Rights provided to Willow in the Cross-Licensing Agreement may impede a change in control of our company.
Under the Cross-Licensing Agreement, a change in control includes the resignation or termination of Joe Kiani from his position as CEO of either Masimo or Willow. A change in control also includes other customary events, such as the sale or merger of Masimo or Willow to a non-affiliated third-party or the acquisition of 50% or more of the voting power of Masimo or Willow by a non-affiliated third-party. Among other things, the Cross-Licensing Agreement provides that if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark following a change in control, all rights to the “Masimo” trademark will automatically be assigned to Willow. This could delay or discourage transactions involving an actual or potential change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over our then-current trading price. In addition, our requirement to assign all future improvements for non-vital signs to Willow could impede a change in control of our company.
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
In addition, under our Credit Facility, we are required to satisfy and maintain specified financial ratios and other customary affirmative and negative covenants. Our ability to meet those financial ratios and affirmative and negative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under our Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. See Note 15, “Debt”, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our Credit Facility.
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

We have incurred impairment charges for other intangible assets, and may incur further impairment charges in the future, which would negatively impact our operating results.
During the third quarter of 2023, we experienced continued declines in our stock price and certain worsening macro-economic market conditions, including continued slowing in demand for consumer audio products, which contributed to a significant decline in our market capitalization. Based on these factors, we determined that there was a triggering event for the three months ended September 30, 2023, which required an interim impairment assessment. Accordingly, we performed an interim impairment test of goodwill and indefinite-lived intangibles, and a recoverability test for other long lived assets with finite lives. This quantitative assessment indicated that the carrying value of certain trademarks in the non-healthcare reporting unit were impaired by approximately $7.0 million. No impairment of goodwill was identified, as the fair value of each reporting unit exceeded its carrying value as of September 30, 2023.
During the fourth quarter of 2023, although we experienced a recovery in our stock price and stabilization in our market capitalization, we also experienced continued softening in customer demand for our non-healthcare core audio products and additional supply chain inefficiencies. Based on these factors and further quantitative assessment, we determined the carrying value of certain trademarks in the non-healthcare reporting unit were impaired by approximately $3.0 million.
We review goodwill, other intangibles and other long-lived assets with finite lives for impairment at least annually in the fourth quarter of the year or more frequently if an event occurs indicating the potential for impairment. In the event we are required to record additional non-cash impairment charges to our goodwill, other intangibles and other long-lived assets with finite lives in the future, such a non-cash charge could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period in which we record the charge.
For additional information, see the discussion of “Impairment Charge” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We may need additional capital and failure to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.
We anticipate that our existing cash and cash equivalents, amounts available under our Credit Facility, and cash provided by operations, taken together, provide adequate resources to fund ongoing operating and capital expenditures, working capital requirements, and other operational funding needs for the next 12 months. However, we may require additional cash resources due to changed business conditions or other future developments. If our existing resources are insufficient to satisfy cash requirements, we may seek to obtain one or more additional credit facilities, sell equity or debt securities or pursue other forms of financing. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that could potentially restrict our operations. The sale of additional equity securities, or securities convertible into equity securities, could result in dilution to stockholders. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems and could increase our costs of borrowing.
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
As of December 30, 2023, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 18.6% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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
From time to time, we release earnings guidance or other financial guidance in our quarterly and annual earnings conference calls or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Our guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include broader macro-economic conditions and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long term. Additionally, forecasted financial and operating results may differ materially from actual results, which may materially adversely affect our financial condition and stock price. For example, if certain of our assumptions or estimates prove to be wrong, including any of the economic trends and developments affecting our business discussed in Part II, Item 7 of this Annual Report on Form 10-K, this could cause us to miss our earnings guidance or negatively impact the results we report, either of which could negatively impact our stock price and expose us to potential shareholder litigation.
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
We have been subject to shareholder activism and may be subject to such activism in the future, which as before could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, suppliers, or business partners, make it more difficult to attract and retain key personnel, and result in a change in control pursuant to the employment agreement between us and Joe Kiani, our Chairman and CEO.
We value input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. Activist shareholders who disagree with the composition of our Board, our strategy or the way our Company is managed may seek to effect change through various strategies and channels, such as through commencing another proxy contest, making public statements critical of our performance or business or engaging in other similar activities. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives, and we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. For example, in 2022, Politan Capital Management LP and Politan Capital NY LLC and certain of their affiliates (Politan), acquired a material portion of our outstanding shares and filed a proxy statement with the SEC seeking an election of two of its nominees to our Board at our 2023 Annual Meeting. At the 2023 Annual Meeting held on June 26, 2023, our stockholders voted to elect both nominees designated by Politan to serve on our Board. As a result of the contested director election, we incurred significant costs, as well as Board and management distraction during the fourth quarter of 2022 and majority of the 2023 fiscal year.
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
In addition, the methods, estimates and judgments that we use in applying our accounting policies are, by their nature, subject to substantial risks, uncertainties and assumptions. Factors may arise over time that lead us to change our methods, estimates and judgments, the impact of which could significantly affect our results of operations. See “Critical Accounting Policies and Estimates” contained in Part II, Item. 7 of this Annual Report on Form 10-K.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
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
The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar Two) that has been agreed upon in principle by over 140 countries. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that is effective January 1, 2024. The Company is continuing to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries.

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
In addition, regulation or legislation impacting the workforce, such as the proposed rule published by the Federal Trade Commission which would, if issued, generally prevent employers from entering into non-competition agreements with employees and require employers to rescind existing non-competition agreements, may lead to increased uncertainty in hiring and competition for talent.
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
Due to the complexity of our business and the variety of risks that we face, our internal risk mitigation policies and procedures may not always be sufficient to allow us to identify issues and take corrective action before a claim, lawsuit or regulatory action is initiated against us. Failure to detect and remediate issues at an early stage could have a material adverse effect on our business and result in increased liability in any ensuing proceeding.
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
•political instability and actual or anticipated military or political conflicts, including the ongoing conflict between Ukraine and Russia, the global impact of restrictions and sanctions imposed on Russia and the Israel-Palestine war;
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
The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from promising or making improper payments to foreign officials for the purpose of obtaining an advantage to secure or retain business. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. We have adopted policies and practices that help us ensure compliance with these anti-bribery laws. However, such policies and practice may require us to invest in additional monitoring resources or forgo certain business opportunities in order to ensure global compliance with these laws. Additionally, any alleged or actual violation could subject us to government scrutiny, severe criminal or civil fines, or sanctions on our ability to export product outside the U.S., which could adversely affect our reputation and financial condition.
Although these activities have not been financially material to our business, financial condition or results of operations, and were undertaken in accordance with general licenses authorizing such activities issued by the U.S. Treasury Department’s Office of Foreign Assets Control, we may not be successful in ensuring compliance with limitations or restrictions on business in Iran or any other countries subject to economic sanctions and embargoes imposed by the U.S. Additionally, the export of U.S. technology or goods manufactured in the U.S. to some jurisdictions requires special U.S. export authorization or local market controls that may be influenced by factors, including political dynamics, outside our control. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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
If we are unable to meet the demand of our customers, our customers may cancel orders or purchase products from our competitors, which could reduce our revenue and gross profit margin. Conversely, if product demand decreases, we may be unable to timely adjust our manufacturing cost structure, resulting in excess capacity, which would lower gross product margins. Similarly, if we are unable to forecast demand accurately, we could be required to record charges related to excess or obsolete inventory, which would also lower our gross margin. Each of our business segments is individually influenced by many factors, including but not limited to: new product releases, acquisitions, regulatory approvals, holiday schedules, hospital census, the timing of the influenza season, holiday seasons, consumer pressures, inflationary and recessionary pressures, consumer demand and preferences, and competitors’ marketing promotions and sales incentives; among many other factors.
In addition, we may experience seasonal demand for our products and demand for such products could decrease significantly during a recession. For example, healthcare revenues in the third quarter of our fiscal years have generally historically represented a lower percentage of segment revenues due to the seasonality of the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer elective procedures utilizing our healthcare products. The flu season concluded abnormally early and faded quickly in the first quarter of 2023, resulting in reduced inpatient census. In addition, some customers held elevated sensor inventory levels due to discounting in prior quarters, which was discontinued during the second quarter. Healthcare facilities and hospitals experienced fewer flu-related hospitalizations and medical office visits, which decreased consumption of our single-patient use sensors and consumables. The corresponding delays in reordering for our single-patient use sensors and consumables had an adverse impact on our second, third and fourth quarter 2023 healthcare revenue. Similarly, our non-healthcare revenues in the fourth quarter of a fiscal year generally produce a higher percentage of our segment revenues than the other quarters of our fiscal year due to the holiday shopping season and our corresponding promotional activities. Our promotional discounting activity may negatively impact our gross margin during the holiday periods. Any shortfalls in expected revenue due to a mismatch in supply of and demand for our products could cause our operating results to suffer significantly, and seasonal or similar variances may also result in fluctuations in our revenues.
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
The short and long-term implications of Russia’s invasion of Ukraine, and the war in Israel are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the U.S. and several European and Asian countries; along with the war in Israel, may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in challenges associated with timely receipt of customer payments and banking transactions in Russia, increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. In addition, as a result of the current conflict, we have stopped selling non-healthcare products in Russia indefinitely. Furthermore, the Israel-Palestine war could result in disruption in the Middle East more broadly and negatively impact our operations in that region. We will continue to monitor these fluid situations and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the wars in Ukraine or Israel may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macro-economic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.
Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $76.73 to $196.47 per share from January 1, 2023 to December 30, 2023. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors. In addition to the other risk factors previously discussed in this Annual Report on Form 10-K, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
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
As of December 30, 2023, approximately 9.9 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 2.7 million shares were subject to options outstanding at such date at a weighted-average exercise price of $87.79 per share, approximately 3.5 million shares were subject to outstanding RSUs, approximately 0.3 million shares were subject to outstanding PSUs and approximately 3.4 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 48 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management & Strategy
Cybersecurity is a critical component of risk management. We rely on information technology and any failure, inadequacy, interruption or security lapse of such technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
Management regularly performs risk assessments relating to cybersecurity risks. We have a risk-based cybersecurity program, dedicated to protecting our data and data that may be collected from patient monitoring devices. We utilize a defense-in-depth strategy with multiple layers of security controls to protect our data and systems. We mitigate cybersecurity risks by employing a number of measures, including employee training, systems monitoring and testing and maintenance of protective systems and contingency plans. As part of our cybersecurity risk management processes, management engages external auditors and consultants to assess our program and controls. We evaluate ourselves for appropriate business continuity and disaster recovery planning, with test scenarios that include simulations and penetration tests. We also install and regularly update antivirus software on all of our Company-managed systems to detect malicious code and prevent it from impacting our systems. We require cybersecurity awareness training for all staff members with access to our network. We also maintain cyber liability insurance coverage to further reduce our risk profile. Security of our financial data and other sensitive information remains a high priority for us, led by our global information security team. We employ an appropriate encryption and tokenization platform for all online and direct-to-consumer sales from our websites, ensuring no credit card data is stored in our internal systems. For more information on risks related to cybersecurity and data security, see Item 1A. “Risk Factors - Risks Related to Our Regulatory Environment” and “Risk Factors - General Risk Factors”. Except as disclosed therein, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition.
Our cybersecurity program is focused on the following:
•Cybersecurity Awareness: We identify and assess cyber risks through the dissemination of information from industry groups and third-party experts.
•Training: We provide annual cybersecurity training for company personnel with network access and conduct periodic simulated phishing exercises.
•Technical Safeguards: We deploy measures to protect our network perimeter and internal information technology platforms, such as internal and external firewalls, network intrusion detection and prevention, penetration testing, vulnerability assessments, threat intelligence, anti-malware and access controls.
•Vendor Management: We maintain data protection agreements with our vendors that contain contractual provisions requiring safeguards for the protection of personal information. In addition, vendors are screened for data security measures as part of our vendor due diligence process.
•Incident Response Plans: We maintain and update incident response plans that address the life cycle of a cyber incident (i.e., detection, response and recovery), as well as data breach response plans, and test those plans annually with tabletop exercises.
•Mobile Security: We deploy controls to prevent loss of data through mobile devices.
•Security Standards: Our program leverages security standards such as HIPAA, HITRUST, NIST CSF, ISO 27001, and PCI DSS.
•Insurance: We maintain a cybersecurity insurance program with established and respected insurance companies.

Governance
Our Nominating, Compliance, and Corporate Governance Committee is responsible for overseeing the Company’s information security risk management, including cybersecurity, data privacy, and other information technology risks, controls and procedures, and the Company’s plans to mitigate cybersecurity risks and to respond to data breaches. The Company’s Senior Director of Information Security, who has more than a decade of experience in IT and cybersecurity-related roles, assists in assessing the Company’s cybersecurity risks and has the relevant expertise necessary for such assessment. Pursuant to the Company’s internal policies, executive management team members, which may include the General Counsel, Chief Financial Officer, and Chief Information Officer, are briefed on cybersecurity trends, potential risks, ways to improve the Company’s risk posture, as well as changes to the legal and regulatory landscape relative to cybersecurity and data privacy. Consistent with our internal policies, our executive team is responsible for apprising the Nominating, Compliance, and Corporate Governance Committee of cybersecurity incidents consistent with our incident response plan.
ITEM 2.     PROPERTIES
Our U.S. corporate headquarters is located in Irvine, California. We manage our global operations based on two reporting segments. We own and or lease facilities globally that are utilized for research and development, engineering, sales, administrative, manufacturing, distribution and warehousing. The following is a summary of our material facilities:

Location	Ownership Status (Owned/Leased)	Approximate Square Footage	Lease Term	Business Segment	Primary Usage
Fukushima, Japan	Owned	358,000	N/A	Non-healthcare	Manufacturing and distribution
Irvine, California	Owned	314,000	N/A	Healthcare	Executive offices, engineering, research and development
Mexicali, Mexico	Leased	266,000	June 2024, August 2024	Healthcare	Manufacturing, warehousing and distribution
Irvine, California	Leased	230,000	August 2025, November 2026, January 2032	Healthcare	Sales and administrative, warehousing, manufacturing and distribution
Memphis, Tennessee	Leased	180,000	January 2027	Non-healthcare	Warehousing and distribution
Worthing, United Kingdom	Leased	151,000	August 2036	Non-healthcare	Warehousing, manufacturing and distribution
Zhuhai, China	Leased	142,000	May 2026	Non-healthcare	Manufacturing, warehousing and distribution
Pasir Gudang, Malaysia	Leased	133,000	October 2027	Healthcare	Manufacturing, warehousing and distribution
Kawasaki, Japan	Leased	115,000	September 2024	Non-healthcare	Manufacturing and distribution
Hudson, New Hampshire	Owned	87,000	N/A	Healthcare	Manufacturing, warehousing and distribution
Neuchatel, Switzerland	Owned	79,000	N/A	Healthcare	Sales and administrative
San Luis Ray, Mexico	Leased	68,000	June 2024	Healthcare	Manufacturing, warehousing and distribution
Eindhoven, Netherlands	Leased	17,000	December 2033	Non-healthcare	Sales and administrative
Worthing, United Kingdom	Owned	15,000	N/A	Non-healthcare	Engineering, research and development, sales and administrative
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the Nasdaq Global Select Market under the symbol “MASI”. As of January 26, 2024, the closing price of our stock was $127.28 per share, and the number of stockholders of record, excluding persons whose stock is in nominee or “street name” accounts through brokers, was 22.
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
The following stock performance graph compares total stockholder returns for our common stock from December 29, 2018 through December 30, 2023 against the Nasdaq Market Composite Index and Nasdaq Health Care Index, assuming a $100 investment made on December 29, 2018. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Masimo Corporation, the Nasdaq Market Composite Index, and
the Nasdaq Health Care Index

$300
$250
$200
$150
$100
$50
$0
12/29/2018
12/28/2019
1/2/2021
1/1/2022
12/31/2022
12/30/2023
Masimo Corporation
Nasdaq Composite
Nasdaq Health Care**

*$100 invested on 12/29/2018 in stock or in index, including reinvestment of dividends. Indexes calculated on month-end basis.
**During fiscal 2023, the Nasdaq Medical Equipment Index was discontinued and replaced with the Nasdaq Health Care Index.

Stock Repurchase Programs
In June 2022, our Board approved a stock repurchase program, authorizing us to purchase up to 5.0 million shares of our common stock on or before December 31, 2027 (Repurchase Program). The Repurchase Program became effective in July 2022. We expect to fund the Repurchase Program through our available cash, cash expected to be generated from future operations, our Credit Facility and other potential sources of capital. The Repurchase Program can be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. No shares were repurchased pursuant to the Repurchase Program during the quarter ended December 30, 2023. As of December 30, 2023, 5.0 million shares remained available for repurchase pursuant to the Repurchase Program.

Withholdings of Equity Securities
During the year ended December 30, 2023, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of equity grants by withholding shares of our common stock, with an aggregate fair market value on the date of vesting equal to the tax withholding obligations, from the shares of our common stock actually issued in connection with such award. Shares withheld to satisfy tax withholding obligations for the years ended December 30, 2023 and December 31, 2022 were as follows (in millions, except shares withheld and per share amounts):

	Three Months Ended			Year Ended
	December 30, 2023	December 31, 2022		December 30, 2023	December 31, 2022
Shares withheld	1,215	62		72,817	112,298
Average cost per share	$92.15	$133.93		$177.89	$226.22
Value of shares withheld	$0.1	$—	(1)	$13.0	$25.4
___________________________
(1)     Total value of shares withheld was less than $0.1 million for the three months ended on December 31, 2022.
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
Executive Overview
We are a global technology company dedicated to improving lives. We seek to accelerate our growth strategies and strengthen our focus on patient care via two business segments: healthcare and non-healthcare. We commenced reporting under this new structure effective for the quarter ended July 2, 2022 as a result of the Sound United acquisition.
Healthcare
Our healthcare business develops, manufactures and markets a variety of noninvasive patient monitoring technologies, hospital automation and connectivity solutions, remote monitoring devices and consumer health products. Our healthcare products and patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software, cables and other services. We primarily sell our healthcare products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through our direct sales force, distributors and original equipment manufacturer (OEM) partners, such as GE Healthcare, Hillrom, Mindray, Philips, Physio-Control, Zoll, among others.
Our core measurement technologies are our breakthrough Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry, and advanced rainbow® Pulse CO-Oximetry parameters such as noninvasive hemoglobin (SpHb®), alongside many other modalities, including brain function monitoring, hemodynamic monitoring, regional oximetry, acoustic respiration rate monitoring, capnography and gas monitoring, nasal high-flow respiratory support therapy, patient position and activity tracking, neuromodulation technology, an opioid overdose prevention and alert solution, and telehealth solutions.
Our measurement technologies are available on many types of devices, from bedside hospital monitors like the Root® Patient Monitoring and Connectivity Hub, to various handheld and portable devices, and to the tetherless Radius PPG®, Radius VSM™ and Masimo SafetyNet remote patient surveillance solution. The Masimo Hospital Automation™ Platform facilitates data integration, connectivity, and interoperability through solutions like Patient SafetyNet™, Iris®, iSirona™, Replica® and UniView® to facilitate more efficient clinical workflows and to help clinicians provide the best possible care, both in-person and remotely. Leveraging our expertise in hospital-grade technologies, we are also expanding our suite of products intended for use outside the hospital and products for home wellness, including Masimo Sleep™, a sleep quality solution; the Radius Tº®, a wireless wearable continuous thermometer; Radius PCG®, a wireless tetherless capnograph; and the Masimo W1® and Masimo Freedom™ biosensing smart watches; Masimo Opioid Halo™, an opioid overdose prevention and alert system, and the Masimo Stork™ a baby monitoring system.
Non-healthcare
Our non-healthcare business develops, manufactures, markets, sells and licenses premium home sound, integration technologies and accessories, along with complete high performance in-vehicle audio systems under iconic consumer brands such as Bowers & Wilkins™, Denon™, Marantz™, HEOS™, Classe™ , Polk Audio, Boston Acoustics™, Definitive Technology™, which offer products with unparalleled quality and performance to consumers, professional sound studios and audiophiles worldwide. Our products are sold direct-to-consumers or through authorized retailers and wholesalers. We also license our audio technology to select luxury automotive manufacturers such as Aston Martin®, BMW®, Maserati®, McLaren®, Polestar® and Volvo®. We continue to expand our collaborations and brand partnerships, which include certain airlines for bespoke headphones allowing for the best in-flight audio experience; certain computer and laptop manufacturers allowing for a new experience within computer audio; and certain high-performance TV manufacturers, allowing for delivery of a range of integrated discreet audio devices and enclosures.
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

Outlook and Strategy
We are excited about the long-term prospects of patient care, hospital automation and advancing our initiatives of making hospital quality patient monitoring available in the home to meet consumer healthcare and home wellness needs. Healthcare ecosystems are rapidly evolving and becoming visibly more interconnected. Accelerated by the need to adapt to the post-pandemic world, more patient care is moving closer to consumers’ homes. The widespread caregiver shortage demands transformative changes in the current healthcare space. Consumers will naturally gravitate toward products that can extend the reach of physicians without any compromise on the quality of care.
We continue to seek out differentiated growth opportunities to cross-leverage technologies, bringing our core clinically superior solutions into the “home” and “on-the-go” settings and bring our premium audio integration technologies into the hospital to advance hospital automation connectivity and cloud-based technologies. Our acquisition of Sound United has provided us with immediate access to large, well-established consumer channels with leading retail establishments across the U.S. and Europe providing us the ability to accelerate the launch of consumer home and wellness products such as Masimo Stork™ and Masimo AAT™ within the Denon PerL™ and Denon PerL Pro™ much more quickly and efficiently than ever before.
Economic Trends
The healthcare and non-healthcare markets we operate in are highly competitive and dynamic, and have experienced a number of headwinds, including but not limited to inflationary pressures, interest rates volatility, rising energy costs, recessionary trends, and foreign currency fluctuations. All of these have affected the global economic environment, along with the healthcare facility spending trends and consumer spending behaviors which ultimately affect the Company’s performance. While we have experienced some short-term volatility in both our healthcare and non-healthcare segments, we are optimistic about long-term growth across both segments due to our new product launches, our continued investment in expanding markets and embedding our improved technologies into our product portfolio.
In an effort to bolster our long-term financial position, during the first quarter of 2023, we initiated various cost reduction actions to better optimize our cost structure with near-term revenue to enhance our operating cash flow, and improve our profitability for both segments going forward. Our initial focus was on a reduction of variable costs, with specific attention to eliminating cost inefficiencies in our supply chain and reducing variable labor spend and overhead costs in our production facilities by shifting manufacturing of certain products to lower cost locations. Through the second and third quarter of 2023, we expanded these actions by streamlining operations, including the consolidation and rationalization of business activities and facilities, workforce reductions, suspension of incentive bonus compensation and merit, transfers of product lines between manufacturing facilities, and the transfer of other business activities between sites. At the same time, we also revisited our revenue forecasts to reflect the current lower than expected U.S. hospital inpatient census, elevated sensor inventory levels at some customers due to discounting in prior quarters, and other factors that negatively affected revenues in 2023.
Global Supply Chain and Logistics
Our global supply chain continues to be challenged by inefficiencies, increased supplier lead times for sub components, material cost fluctuations; logistics, ocean freight, and third-party transportation carriers constraints. We have seen improvements in our supply chain for certain raw materials and components, only to be offset by fluctuations in ocean freight costs. We continue to take preventive steps to mitigate the effects caused by these factors, including validated multiple vendors, advanced purchasing of long-lead time components and higher safety stock inventory levels.
Seasonality
Each of our business segments is individually influenced by many factors, including but not limited to: new product releases, acquisitions, regulatory approvals, holiday schedules, hospital census, clinicians, nurses and hospital personnel, the timing of the influenza season, holiday seasons, consumer pressures, inflationary and recessionary pressures, consumer demand and preferences, and competitors’ marketing promotions and sales incentives; among many other factors.
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

Inpatient Census
The flu season concluded abnormally early and faded quickly in the first quarter of 2023, resulting in reduced inpatient census. Healthcare facilities and hospitals experienced fewer flu-related hospitalizations and medical office visits, which decreased consumption of our single-patient use sensors and consumables. The corresponding delays in reordering for our single-patient use sensors and consumables had an adverse impact on our second, third and fourth quarter 2023 healthcare revenue. Despite sequential improvements from the beginning of the year, sensor utilization remains below historical trends and slower than our expected pace of recovery. Further, the pace of equipment installations from new hospital conversions remains slower than expected, which may impact our 2024 healthcare revenue.
Inventory Stockpiling
During the COVID-19 pandemic period, we observed a broad increase in sensors purchased. The uncertainties and supply chain disruptions during COVID-19 contributed to our customers’ elevated inventory levels in an attempt to ensure a stable supply of single-patient use sensors and consumables. In addition, some customers held elevated sensor inventory levels due to discounting in prior quarters, which was discounted during the second quarter 2023, which had an adverse impact on our second and third quarter 2023 healthcare revenue.
Contract Conversions and Installations
During the second quarter and continuing into the third and fourth quarters of 2023, we achieved substantial market share gains through contract acquisitions as new hospital customers continue to switch to Masimo technology at rapid rates. However, conversions of new customers who have contracted to switch to Masimo were less than expected due to continued labor shortages in hospitals and our OEM partners not being able to provide the patient monitoring equipment needed to complete the installations in a timely manner; thereby impacting our second, third and fourth quarter 2023 healthcare revenues. Initial trends indicate the installation slowing we experienced since the second quarter will most likely continue at least through early 2024.
Despite these obstacles, we continue to be vigilant in our efforts to address the labor shortages, including engaging additional third-party installation service providers. Our hospital business continued to be strong, as our growth in contracting reflects. We remain confident that sensor utilization and sensor revenue growth rates will return to normal levels.
Ongoing Russian-Ukraine Conflict and Israel-Palestine War
We continue to monitor the uncertainty from conflicts and wars in Russia, the Ukraine and Israel, with respect to ongoing business in such regions, and are continuing to support existing patient populations while remaining compliant with all applicable U.S. and EU sanctions and regulations, where applicable. While none of Russia, the Ukraine or Israel constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the current scope of the conflicts in either geographic region, including the Middle East, could have an impact on our business. In the interim, order acceptance for Russia has been halted. For the three and twelve months ended December 30, 2023, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue:

	Year Ended December 30, 2023		Year Ended December 31, 2022
	Amount (in millions)	% of Revenue	Amount (in millions)	% of Revenue
Revenue	$2,048.1	100.0%	$2,035.8	100.0%
Cost of goods sold	1,044.6	51.0	977.0	48.0
Gross profit	1,003.5	49.0	1,058.8	52.0
Operating expenses:
Selling, general and administrative	664.0	32.4	657.4	32.3
Research and development	175.2	8.6	191.4	9.4
Litigation settlements	17.8	0.9	—	—
Impairment charge	10.0	0.5	—	—
Total operating expenses	867.0	42.3	848.8	41.7
Operating income	136.5	6.6	210.0	10.2
Non-operating loss	(48.4)	(2.4)	(16.6)	(0.8)
Income before provision for income taxes	88.1	4.3	193.4	9.5
Provision for income taxes	6.6	0.3	49.9	2.5
Net income	$81.5	4.0%	$143.5	7.0%
Comparison of the Year ended December 30, 2023 to the Year ended December 31, 2022
Revenue. Revenue increased $12.3 million, or 0.6%, to $2,048.1 million for the year ended December 30, 2023, from $2,035.8 million for the year ended December 31, 2022. Contributing to the increase in revenue was approximately $77.1 million, or 11.1%, from the Sound United acquisition, which was offset by a decrease in our healthcare segment by approximately $64.8 million, or 4.8%.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of consumer audio visual and sound related products. The following table details our revenues by segment for each of the year ended December 30, 2023 and December 31, 2022:

	Segment Revenue ( in millions, except percentages)
	Year Ended December 30, 2023		Year Ended December 31, 2022		Increase/ (Decrease)	Percentage Change
Healthcare	$1,275.5	62.3%	$1,340.3	65.8%	$(64.8)	(4.8)%
Non-healthcare	772.6	37.7	695.5	34.2	77.1	11.1
Revenue by segment	$2,048.1	100.0%	$2,035.8	100.0%	$12.3	0.6%
Revenue for our healthcare segment declined in 2023 and was well below our expectations at the beginning of the year. Factors contributing to the decline include certain large orders outside the U.S. that did not materialize, lower than expected sensor sales due to customers depleting elevated sensor inventories accumulated during the COVID-19 pandemic and as a result of sensor discounts provided by the Company in 2022 and the first quarter of 2023, which were discontinued in the second quarter of 2023. Other factors include lower than expected capital equipment sales and delays in hospital installations. Revenues were unfavorably impacted by approximately $5.8 million of foreign exchange rate movements from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels decreased $49.7 million, or 4.2%, to $1,143.0 million for the year ended December 30, 2023, compared to $1,192.7 million for the year ended December 31, 2022. Revenues from our OEM channel decreased $17.1 million, or 11.6%, to $130.5 million for the year ended December 30, 2023, as compared to $147.6 million for the year ended December 31, 2022.

During the year ended December 30, 2023, we shipped approximately 263,000 noninvasive technology board monitors, a decrease of approximately 44,600 units, or 14.5%, over the year ended December 31, 2022.
For the year ended December 30, 2023, non-healthcare revenue increased approximately $77.1 million, or 11.1%, as the prior year included revenues from the Sound United acquisition date of April 11, 2022 through December 31, 2022. During the year ended December 30, 2023, the non-healthcare segment saw overall slowing in demand for consumer audio products. A difficult environment for consumer discretionary purchases adversely affected the market for high-end audio systems, including high interest rates. While non-healthcare overall is suffering from the negative macro environment, we again realized strong growth for our hearables category, which increased by nearly 115% year-over-year. The positive momentum in hearables has helped to partially offset the macro conditions weighing on the market for high-end audio systems.
Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the years ended December 30, 2023 and December 31, 2022 were as follows:

Gross Profit (in millions, except percentages)
Year Ended December 30, 2023	Percentage of Revenues	Year Ended December 31, 2022	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$1,003.5	49.0%	$1,058.8	52.0%	$(55.3)	(5.2)%
Gross profit decreased to 49.0% for the year ended December 30, 2023, from 52.0% for the year ended December 31, 2022, primarily due to decreased sales volume in the healthcare segment. Gross profit decreased $55.3 million to $1,003.5 million for the year ended December 30, 2023, from $1,058.8 million for the year ended December 31, 2022, primarily due to product mix volumes and various manufacturing expense inefficiencies. In addition, during the fourth quarter of 2023, we incurred approximately $5.0 million of certain transition, relocation, transportation, setup and severance costs associated with the transition of one of our production facilities to Asia, and additional cost reduction initiatives.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the years ended December 30, 2023 and December 31, 2022 were as follows:

Selling, General and Administrative (in millions, except percentages)
Year Ended December 30, 2023	Percentage of Revenues	Year Ended December 31, 2022	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$664.0	32.4%	$657.4	32.3%	$6.6	1.0%
Selling, general and administrative expenses increased $6.6 million, or 1.0%, to $664.0 million for the year ended December 30, 2023, from $657.4 million for the year ended December 31, 2022. This increase was primarily attributable to higher legal and professional fees of approximately $42.2 million, higher advertising and marketing-related expenses of approximately $13.8 million, and higher occupancy and other office-related costs of approximately $9.3 million, offset by lower transaction-related costs of approximately $24.3 million, various insurance recoveries aggregating to approximately $17.6 million and lower compensation and other employee-related costs of approximately $17.9 million.

Additionally, for the year ended December 30, 2023, selling, general, and administrative expenses included legal and professional fees of approximately $7.2 million associated with the U.S. International Trade Commission (ITC) legal proceeding against Apple, Inc., and approximately $43.4 million of costs associated with the federal court proceedings and U.S. Patent and Trademark Office legal proceeding against Apple, Inc.

For 2023, cash bonuses were tied to the achievement of two financial targets approved by our Compensation Committee of the Board in February 2023: consolidated revenue and consolidated non-GAAP earnings per share. In both cases, the targets were set at the high end of our financial guidance ranges publicly announced in February 2023. Because we did not achieve either of these financial targets in 2023 at the minimum performance level, no cash bonuses were awarded or paid to our executive officers for 2023.

Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the years ended December 30, 2023 and December 31, 2022 were as follows:

Research and Development (in millions, except percentages)
Year Ended December 30, 2023	Percentage of Revenues	Year Ended December 31, 2022	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$175.2	8.6%	$191.4	9.4%	$(16.2)	(8.5)%
Research and development expenses decreased $16.2 million, or 8.5%, to $175.2 million for the year ended December 30, 2023 from $191.4 million for the year ended December 31, 2022, primarily due to lower compensation and employee-related costs of approximately $9.0 million, lower engineering project costs of approximately $7.6 million, and lower professional fees of approximately $1.4 million, offset by higher occupancy and other office-related costs of approximately $4.3 million.
Litigation settlements. Litigation settlements consist primarily of litigation related settlements and other legal expenses. Litigation settlements for the years ended December 30, 2023 and December 31, 2022 were as follows:

Litigation Settlements (in millions, except percentages)
Year Ended December 30, 2023	Percentage of Revenues	Year Ended December 31, 2022	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$17.8	0.9%	$—	—%	$17.8	100.0%
Litigation settlements were $17.8 million for the year ended December 30, 2023, as compared to zero for the year ended December 31, 2022. Litigation settlements for the year ended December 30, 2023 consisted entirely of an award of approximately $17.8 million in attorneys’ fees and expenses we were ordered to pay by the Delaware Court of Chancery relating to Politan’s lawsuit against Masimo and certain of its current and former directors.
Impairment Charge: Impairment charge consists of charges or writedowns of the carrying value of goodwill or other intangibles that exceed their estimated fair value, or recoverability, as applicable. Impairment charges for the years ended December 30, 2023 and December 31, 2022 were as follows:

Impairment Charge (in millions, except percentages)
Year Ended December 30, 2023	Percentage of Revenues	Year Ended December 31, 2022	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$10.0	0.5%	$—	—%	$10.0	100.0%
During the third quarter of 2023, we experienced declines in our stock price and certain worsening macro-economic market conditions, which contributed to a significant decline in our market capitalization. Based on these factors, we determined that there was a triggering event for the three months ended September 30, 2023, which required an interim impairment assessment. Accordingly, we performed an interim impairment test of goodwill and indefinite-lived intangibles, and a recoverability test for other long lived assets with finite lives. This quantitative assessment indicated that the carrying value of certain trademarks in the non-healthcare reporting unit were impaired by approximately $7.0 million. In conjunction with this third quarter interim impairment quantitative assessment, the Company concluded that both the healthcare reporting unit’s and non-healthcare reporting unit’s respective estimated fair values exceeded their carrying values. Furthermore, recoverability tests performed for other long-lived assets with finite lives indicated no recoverability issues.
During the fourth quarter, we performed our annual indefinite-lived intangibles impairment analysis and, based on this assessment, we determined the carrying value of certain indefinite-lived trademarks in the non-healthcare reporting unit were impaired by approximately $3.0 million. For indefinite-lived intangibles, the fair values were estimated using the relief-from-royalty method under the income approach, which involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. For certain of these intangibles, the discount rate assumed in the analysis was 15.0%, and a 1.0% change would equate to approximately $12.0 million in fair value, all other variables remaining constant.

We review goodwill, other intangibles and other long-lived assets with finite lives for impairment at least annually in the fourth quarter of the year or more frequently if an event occurs indicating the potential for impairment, and should our stock price, macro-economic market conditions or related forecast revisions market conditions continue to deteriorate, the result of such review may indicate additional declines in the fair value of goodwill or intangible assets, requiring additional impairment charges in the future. For goodwill, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference.
We performed a qualitative assessment for our healthcare reporting unit during the fourth quarter. Based on this assessment, we concluded that it was more likely than not that the healthcare reporting unit was greater than its carrying value. Accordingly, no further testing was required on this reporting unit.
For the non-healthcare reporting unit, we performed a quantitative assessment of goodwill impairment during the fourth quarter. We use a combination of both an income and a market approach to determine the fair value of the reporting unit. The income approach utilized the estimated discounted cash flows for the reporting unit, while the market approach utilized comparable company information. Estimates and assumptions used in the income approach to calculate projected future discounted cash flows included revenue growth rates, operating margins and a discount rate for the reporting unit. Discount rates were determined using a weighted average cost of capital for risk factors specific to the reporting unit and other market and industry data. The assumptions used are inherently subject to uncertainty and we noted that slight changes in these assumptions could have a significant impact on the concluded value. For our non-healthcare reporting unit, the fair value exceeded its carrying value by approximately 1%.
Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions, which include the discount rate and forecasted revenue growth rates and operating margins, to calculate projected future discounted cash flows. The non-healthcare forecasted revenue growth rates and operating margins assume recovery from the current business downturn while also employing strategies to expand in key market segments. The discount rate assumed in the analysis was 13.0% and considered certain factors such as company-specific risks. A 1.0% change in the discount rate would equate to approximately $60.0 million in fair value, all other variables remaining constant. If future actual results adversely deviate from the forecast in the analysis, there will be a materially different assessment. As such, we will continue to monitor events occurring or circumstances changing which may necessitate further impairment assessments for goodwill, intangibles and other long-lived assets.
Non-operating Loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the years ended December 30, 2023 and December 31, 2022 was as follows:

Non-operating Loss (in millions, except percentages)
Year Ended December 30, 2023	Percentage of Revenues	Year Ended December 31, 2022	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$(48.4)	(2.4)%	$(16.6)	(0.8)%	$(31.8)	191.6%
Non-operating loss was $48.4 million for the year ended December 30, 2023 compared to $16.6 million of non-operating loss for the year ended December 31, 2022. This higher non-operating loss of approximately $31.8 million was primarily due to interest expense incurred under our Credit Facility of approximately $47.0 million, which was offset by $3.0 million of interest income on cash deposits in combination with approximately $1.0 million of net realized and unrealized foreign currency denominated transactions during the year ended December 30, 2023.
Provision for Income Taxes. Our provision for income taxes for the years ended December 30, 2023 and December 31, 2022 were as follows:

Provision for Income Taxes (in millions, except percentages)
Year Ended December 30, 2023	Percentage of Revenues	Year Ended December 31, 2022	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$6.6	0.3%	$49.9	2.5%	$(43.3)	(86.8)%

Our provision for income taxes was $6.6 million for the year ended December 30, 2023 compared to $49.9 million for the year ended December 31, 2022. Our effective tax rate was 7.4% for the year ended December 30, 2023 compared to 25.8% for the year ended December 31, 2022. This decrease in our effective tax rate for the year ended December 30, 2023 resulted primarily from an increase in income tax credits and decrease in non-deductible stock-based compensation expense from the year ended December 31, 2022.
We have made no provision for U.S. income taxes or foreign withholding taxes on approximately $789.0 million in accumulated earnings from our foreign subsidiaries as we expect that such amounts will continue to be indefinitely reinvested in operations outside the U.S. Our actual future effective income tax rate will depend on various factors, including the geographic composition of our pre-tax income, the amount of excess tax benefits realized from U.S. stock-based compensation, the amount of our research and development tax credits, the deductibility of executive compensation, changes in tax laws, changes in deferred tax asset valuation allowances and the recognition and derecognition of tax benefits associated with uncertain tax positions.
Comparison of the Year ended December 30, 2023 to the Year ended December 31, 2022
For a discussion regarding our financial condition and results of operations for the year ended December 30, 2023 as compared to the year ended December 31, 2022, refer to the discussion under the heading “Comparison of the Year ended December 30, 2023 to the Year ended December 31, 2022” in Item 7, which should be read in conjunction with Item 7, in each case, of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.
Liquidity, Capital Resources and Prospective Capital Requirements
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our Credit Facility. As of December 30, 2023, we had approximately $668.1 million in working capital, of which approximately $163.0 million was in cash and cash equivalents. In addition to net working capital, we had approximately $110.2 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Facility as compared to approximately $678.6 million in working capital and approximately $202.9 million in cash and cash equivalents at December 31, 2022.
We currently maintain a Credit Facility, which provides for $705.0 million of unsecured borrowings. The Credit Facility also provides for a sublimit of up to $50.0 million for the issuance of letters of credit. Proceeds from the Credit Facility are being used for general corporate, capital investment and expenditures and working capital needs. For additional information regarding the Credit Facility, see Note 15, “Debt”, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of December 30, 2023, we had cash totaling $66.2 million held outside of the U.S., of which approximately $12.9 million was accessible without additional tax cost and approximately $53.3 million was accessible at an incremental estimated tax cost of up to $0.3 million. We currently have sufficient domestic funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our domestic operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Our cash requirements depend on numerous factors, including, but not limited to, market acceptance of our technologies, our continued ability to commercialize new products and to create or improve our technologies and applications, expansion of our global footprint through acquisitions and/or strategic investments in technologies or technology companies, hedging and derivative activities, investments in property and equipment, the renewal of our Credit Facility, the impact of disruptions to the manufacturing industry supply chain for key components, inflation, repurchases of our stock under our authorized stock repurchase program, costs related to our domestic and international regulatory requirements and other long-term commitment and contingencies. For further details regarding our commitment and contingencies, see Note 24 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
Our total cash and cash equivalents and related cash flows may be affected by certain discretionary actions we may take with customers and suppliers to accelerate or delay certain cash receipts or payments to manage liquidity for our strategic business requirements. These actions may include, among others, negotiating with suppliers to optimize our payment terms and conditions, adjusting the timing of cash flows associated with customer sales programs and collections, managing inventory levels and purchasing practices, and selling certain of our accounts receivables on a non-recourse basis to third party financial institutions.

Despite recent acquisitions and strategic investment expenditures, we anticipate that our existing cash and cash equivalents, amounts available under our Credit Facility and cash provided by operations and, taken together, provide adequate resources to fund ongoing operating and capital expenditures, working capital requirements, and other operational funding needs for the next 12 months.
Should we require additional funds in the future to support our working capital requirements or for other purposes, we may seek to raise such additional funds through debt financing, as well as from other sources such as through our effective automatic shelf registration statement on Form S-3 (File No. 333-262770) on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.
Cash Flows

The following table summarizes our cash flows (in millions):
	Year Ended
	December 30, 2023	December 31, 2022
Net cash provided by (used in):
Operating activities	$94.1	$29.4
Investing activities	(81.2)	(1,057.7)
Financing activities	(57.1)	520.4
Effect of foreign currency exchange rates on cash	2.8	(30.9)
Increase in cash, cash equivalents, and restricted cash	$(41.4)	$(538.8)
Operating Activities. Cash provided by operating activities was approximately $94.1 million for the year ended December 30, 2023, generated primarily from net income from operations of $81.5 million. This was increased by non-cash activities, including depreciation and amortization of $98.3 million, an impairment charge of $10.0 million, and stock-based compensation of $7.0 million, partially offset by a deferred income tax benefit of $35.6 million. Other major changes in operating assets and liabilities include decreases in accounts receivable, accrued compensation, accrued liabilities, accounts payable, income taxes payable and lease receivable of $90.2 million, $26.8 million, $22.8 million, $19.6 million, $15.1 million and $1.7 million, respectively, primarily due to the Company’s cost reduction strategy; an increase in inventories, other non-current liabilities, other non-current assets, deferred costs and other contract assets, other current assets and deferred revenue and other contract-related liabilities of $69.2 million, $3.6 million, $3.0 million, $14.4 million, $8.6 million and $7.1 million, respectively, primarily due to timing of payments and inventory build-up.
For the year ended December 31, 2022, cash provided by operating activities was approximately $29.4 million, which was primarily driven by net income of $143.5 million. This was increased by non-cash activities, including depreciation and amortization of $136.1 million and stock-based compensation of $47.7 million, partially offset by a deferred income tax benefit of $39.3 million. Additional increases in operating cash resulted from changes in accounts payable, deferred costs and other contract assets and lease receivables of approximately $60.5 million, $28.1 million and $12.8 million, respectively, primarily due to the timing of payments. Additional increases to operating activities included increases in accounts receivable, inventories, deferred revenue and other contract-related liabilities, income tax payable of $138.5 million, $155.9 million, $28.1 million and $3.8 million, respectively, which were offset by increases in other non-current liabilities of $4.1 million, $16.1 million, $9.3 million, $7.4 million and $4.9 million, respectively.
Investing Activities. Cash used in investing activities for the year ended December 30, 2023 was approximately $81.2 million, consisting primarily of approximately $44.0 million for purchases of property and equipment, approximately $43.7 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees, and approximately $1.0 million of strategic investments, which were offset by approximately $7.5 million from escrow funds associated with a business combination.
For the year ended December 31, 2022, cash used in investing activities was approximately $1,057.7 million, consisting primarily of approximately $999.7 million for business combinations, net of cash acquired, approximately $52.8 million for purchases of property and equipment, approximately $3.5 million for intangible assets related to capitalized patent and trademark costs and approximately $1.7 million related to the acquisition of a strategic investment.

Financing Activities. Cash used in financing activities for the year ended December 30, 2023 was approximately $57.1 million, consisting primarily of repayments on the line of credit of approximately $240.2 million, and withholding of shares for employee payroll taxes for vested equity awards of approximately $12.9 million, which were offset by proceeds from borrowings under the line of credit of approximately $189.0 million and the issuance of common stock related to employee equity awards of approximately $7.0 million.
For the year ended December 31, 2022, cash used in financing activities was approximately $520.4 million, consisting primarily of proceeds from borrowings under the line of credit of approximately $1,083.9 million, and the issuance of common stock related to employee equity awards of approximately $8.1 million, which were partially offset by repurchases of our common stock of approximately $401.5 million, repayments under the revolving line of credit of approximately $135.4 million, withholding of shares for employee payroll taxes for vested equity awards of approximately $25.4 million and debt issuance costs of approximately $9.3 million.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. These estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, and form the basis for making management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Although we regularly evaluate these estimates and assumptions, changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact on the consolidated financial statements may be material. We believe that the critical accounting policies that are the most significant for purposes of fully understanding and evaluating our reported financial results include the following:
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
We determine any required inventory valuation adjustments based on an evaluation of the expected future use of our inventory on an item by item basis. We apply historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. Our historical obsolescence rates are developed from our company specific experience for major categories of inventory, which are then applied to excess inventory on an item by item basis. We also record other specific inventory valuation adjustments when we become aware of other unique events that result in a known recovery value below cost. For inventory items that have been written down, the reduced value becomes the new cost basis. If our assumptions, judgments or estimates for potential inventory losses prove to be too low, our future earnings will be affected when any related additional inventory losses are recorded.
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired, liabilities assumed and noncontrolling interest in the acquired entity, if applicable, are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when market value is not readily available. For intangible assets acquired in a business combination, we typically use the income method. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the purchase price over fair values of identifiable assets, liabilities, and noncontrolling interest in the acquired entity, if applicable, is recorded as goodwill. Should any of the assumptions, judgments or estimates associated with the valuation components change, the fair value of the assets acquired could vary. Transaction costs associated with a business combination are expensed as incurred. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment, we have the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. We have two reporting units, healthcare and non-healthcare. Our qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and Company-specific factors, including: (i) severe adverse industry or economic trends; (ii) significant Company-specific actions; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below its net book value. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, or if we elect to bypass the qualitative analysis, then we perform a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of such reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to such reporting unit. The annual impairment test is performed during the fourth fiscal quarter.
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
Indefinite-lived Intangible Assets and Long-lived Assets
Indefinite-lived intangible assets are not amortized but instead are subject to annual impairment testing, unless circumstances dictate more frequent testing, if impairment indicators exist. Impairment for indefinite-lived assets exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. Determining whether impairment indicators exist and estimating the fair value of our indefinite-lived intangible assets if necessary for impairment testing require significant judgment. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of December 30, 2023, the carrying value of our cash equivalents approximated fair value. We manage our risk associated with interest rate fluctuations related to interest expenses under our Credit Facility by engaging in hedging activities. Since July 2022, we have entered into various interest rate swap contracts to hedge our exposure to changes in cash flows associated with our outstanding debt with variable interest rates. The interest rate swap contracts have maturities averaging five years or less. See Note 17, “Derivative Instruments and Hedging Activities”, to our accompanying consolidated financial statements included in Item 15(a) of this Annual Report on Form 10-K for further details.
A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments, interest income and Credit Facility by approximately $0.1 million for each $10.0 million in interest-bearing investments and by $0.1 million for each additional $10.0 million of debt.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest expense by approximately $0.7 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the quarter ended December 30, 2023 and approximately $2.4 million based on average debt outstanding, after consideration of our interest rate swap contracts for the year ended December 30, 2023.
We sponsor multiple defined benefit pension plans covering certain international employees. The aggregate fair value of the plans’ investments was $23.1 million as of December 30, 2023. The plans’ assets may be subject to market risk, interest rate risk, and credit risk, which may affect the value of the plans’ assets and the funding of the plans.
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
We do not use derivatives or financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of December 30, 2023 would have resulted in an estimated reduction of $51.6 million in reported pre-tax income for the year ended December 30, 2023. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
Inflation Risk
Inflation continuously increased in 2023 and is expected to continue to increase for the near future. Consumer demand and discretionary spending continue to be impacted by inflationary pressures, which could materially impact our financial results; in particular, our consumer products and non-healthcare business segment. We are unable to determine the exact impact of inflation on our global business, financial condition or results of operations during the periods presented.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2023.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 30, 2023. Their attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 30, 2023 is included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
The Sound United acquisition was completed on April 11, 2022. The financial results of Sound United were included in our consolidated financial statements beginning with the year ended December 31, 2022. For the period of April 11, 2022 through December 31, 2022, the Sound United business represented approximately $694.9 million of revenue and a net loss of $38.6 million. As this acquisition occurred in the second quarter of fiscal year 2022, the scope of our assessment of our internal control over financial reporting for fiscal 2022 did not include Sound United. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope during the first year following the date of acquisition.
During the three months ended December 30, 2023, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
During the fiscal quarter ended December 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2024 (2024 Proxy Statement).
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement.

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

2.1^
Agreement and Plan of Merger, dated February 15, 2022, by and among Masimo Corporation, Sonic Boom Acquisition Corp., Viper Holdings Corporation, and, solely in its capacity as the Seller Representative, Viper Holdings, LLC (Sound United Series) (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on February 15, 2022).

3.1
Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-142171) originally filed with the Securities and Exchange Commission on April 17, 2007).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 28, 2023 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2023).

3.3
Fifth Amended and Restated Bylaws adopted on February 5, 2023 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2023).

3.4
Amendment to the Fifth Amended and Restated Bylaws adopted on April 20, 2023 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2023).

4.1
Amended Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 16, 2022).

4.2#	Masimo Retirement Savings Plan (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

4.3*	Description of Securities of Masimo Corporation.

10.1#
Form of Indemnity Agreement between the Registrant and its officers and directors (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-142171) originally filed with the Securities and Exchange Commission on April 17, 2007).

10.2#
Amended and Restated Employment Agreement, dated November 4, 2015, between Joe Kiani and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2015).

10.3
First Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated July 27, 2017, by and between Masimo Corporation and Joe Kiani (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission at 5:21 p.m. Eastern Time on August 2, 2017).

10.4
Second Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated January 14, 2022, by and between Masimo Corporation and Joe Kiani (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022).

10.5#
Offer Letter, dated March 31, 2011 between Tom McClenahan and the Registrant (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2019).

10.6#
Offer Letter, dated September 22, 2017, between the Company and Micah Young (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017).

Exhibit Number	Description of Document
10.7#
Restricted Share Unit Award Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2015).

10.8#
Equity-Holder Non-Competition and Confidentiality Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2015).

10.9#
Amended and Restated 2007 Severance Protection Plan and Summary Plan Description, effective December 31, 2008 (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 15, 2013).

10.10#
Amended and Restated 2007 Severance Protection Plan Agreement, dated November 3, 2014, by and between the Registrant and Tom McClenahan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2015).

10.11#
2007 Stock Incentive Plan of the Registrant, and forms of agreements related thereto (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Registration on Form S-1 (No. 333-142171) originally filed with the Securities and Exchange Commission on April 17, 2007).

10.12#
Masimo Corporation 2017 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33642) filed with the Securities and Exchange Commission on April 12, 2017).

10.13#
Masimo Corporation Executive Bonus Incentive Plan (incorporated herein by reference to Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33642) filed with the Securities and Exchange Commission on April 16, 2020).

10.14†
Manufacturing and Purchase Agreement, dated October 2, 2008, by and between Analog Devices, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022).

10.15†
Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.16†
Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.17†
Lease Agreement effective as of September 1, 2007, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2019).

10.18†
First Amendment, Lease Agreement effective as of December 17, 2013, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2021).

10.19
Settlement Agreement and Release of Claims, dated January 17, 2006, between Cercacor Laboratories, Inc., Nellcor Puritan Bennett, Inc., Mallinckrodt, Inc., Tyco Healthcare Group LP, Tyco International Ltd., Tyco International (US) Inc. and the Registrant (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (No. 333-142171) originally filed with the Securities and Exchange Commission on April 17, 2007).

10.20
Second Amendment to the January 17, 2006 Settlement Agreement and Release of Claims, as amended pursuant to the January 24, 2006 Amendment to Settlement Agreement and Release of Claims, dated January 28, 2011, by and among Masimo Corporation, Masimo Laboratories, Inc., Nellcor Puritan Bennett LLC, Mallinckrodt Inc., Tyco Healthcare Group LP and Covidien Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2011).

10.21+
Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (No. 333-142171) originally filed with the Securities and Exchange Commission on April 17, 2007).

10.22
Services Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (No. 333-142171) originally filed with the Securities and Exchange Commission on April 17, 2007).

Exhibit Number	Description of Document

10.23†
Settlement and Covenant Not to Sue Agreement, entered into as of the Effective Date of November 16, 2015, between Masimo Corporation, Masimo Technologies SARL, and Masimo International SARL and Mindray Medical International, Limited, Shenzhen Mindray Biomedical Electronics Co., Ltd and Mindray DS USA, Inc. (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2021).

10.24
Third Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2016).

10.25
Single-Tenant Lease, relating to the premises at 9600 Jeronimo, dated as of July 13, 2016, by and between Masimo Corporation and The Irvine Company LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2016).

10.26
Third Amendment to Settlement Agreement and Release of Claims, dated as of September 1, 2016, by and among Masimo Corporation and Cercacor Laboratories, Inc., and Medtronic Plc., Covidien LP, Nellcor Puritan Bennett LLC and Covidien Holdings Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2016).

10.27
Settlement Agreement, dated November 5, 2016, by and between Masimo Corporation, Masimo International Technologies SARL and Masimo International SARL and Koninklijke Philips N.V. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2016).

10.28#
Offer Letter, dated April 17, 2012, between the Company and Bilal Muhsin (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2018).

10.29#
Offer Letter, dated December 15, 2017, between the Company and Tao Levy (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2018).

10.30#
2007 Severance Protection Plan Participation Agreement, dated March 26, 2018, by and between the Company and Bilal Muhsin (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2018).

10.31#
2007 Severance Protection Plan Participation Agreement, dated March 16, 2018, by and between the Company and Tao Levy (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2018).

10.32†
Purchase and Sale Agreement, dated February 14, 2022, by and between Masimo Canada, ULC and Keltic (Prior) Development Limited Partnership (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2022).

10.33#
Offer Letter, dated April 1, 2022, between the Company and Blair Tripodi (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2022).

10.34*	Amended and Restated 2007 Severance Protection Plan, Limited Participation Agreement, dated November 13, 2023 between the Company and Blair Tripodi.

10.35
Credit Agreement dated as of April 11, 2022 among Masimo Corporation, as the Borrower, the Lenders and issuing banks party hereto and Citibank, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2022).

10.36
First Amendment to Credit Agreement, dated as of May 16, 2022, among Masimo Corporation, each of the lenders party hereto with an Incremental Revolving Commitment, each Issuing Bank and CITIBANK, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2022).

10.37(25)#
Amended and Restated 2007 Severance Protection Plan Agreement, dated March 30, 2022, by and between the Registrant and Micah Young (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2022).

Exhibit Number	Description of Document

10.38^†
Lease agreement, dated as of August 21, 2021, related to Land at Dale Road, Worthing, West Sussex by and between Londonmetric Distribution Limited and B&W Group Limited and DEI Sales, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.39^†
Contract for Sale of Freehold Land with Leaseback at Dale Road, Worthing, West Sussex, between B&W Group LTD and Londonmetric Distribution Limited and DEI Sales, Inc. dated August 31, 2021 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.40†
Lease Contract of the Hengli Industrial Park, dated April 1, 2016, between Zhuhai Free Trade Zone Minsheng Industrial Warehousing Co., Ltd. and Bowers & Wilkins Trading (Zhuhai) Co., Ltd. (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.41†
Lease Contract of the Hengli Industrial Park - Warehouse, dated November 1, 2016, between Zhuhai Free Trade Zone Minsheng Industrial Warehousing Co., Ltd. and Bowers & Wilkins Trading (Zhuhai) Co., Ltd. (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.42^†
Purchase Agreement, dated as of May 23, 2019, between ANAM Electronics Co. Ltd. and DEI Sales Inc. dba Sound United (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.43^†
OEM/ODM Agreement, dated as of February 24, 2012, between Tymphany HK Ltd. and D&M Holdings, Inc. (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.44†
Quality Agreement, dated as of February 24, 2012, between Tymphany HK Ltd and D&M Holdings, Inc. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.45^†
Purchase Agreement, dated as of April 3, 2019, between Tonly Electronics Sales Limited and DEI Sales, Inc. dba Sound United (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.46†
License Agreement, dated as of October 1, 2014, between Harman International Industries, Incorporated, and B&W Group Ltd. (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.47†
Amendment No. 1 to the License Agreement, by and between Harman International Industries, Incorporated and B&W Group Ltd. effective as of October 1, 2014, is entered into and made effective as of October 13, 2020 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.48
Guarantee, dated as of October 11, 2020, between Sound United, LLC and Harman International Industries, Incorporated (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.49†
Lease agreement, dated as of August 15, 2022, by and between SJ Holdings SDN BHD, and Masimo Medical Technologies (Malaysia) SDN BHD (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022).

10.50†
Monetary Consumption Loan Agreement Certificate, dated June 30, 2019, by and between JFC Corporation and D&M Holdings (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022).

10.51†
Special Overdraft Agreement, dated February 27, 2020, by and between Mizuho Bank and D&M Holding Co., Ltd. (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022).

10.52*
Amendment to Special Overdraft Agreement, dated February 28, 2023, by and between Mizuho Bank and Masimo Corporation (incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023).

21.1*	List of Registrant’s Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
31.2*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Masimo Corporation Clawback Policy.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

___________
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, (v) Consolidated Statements of Cash Flows for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, and (vi) Notes to Consolidated Financial Statements.
___________

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

Date:	February 28, 2024	By:	/s/ JOE KIANI
Joe Kiani Chairman of the Board & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ JOE KIANI	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	February 28, 2024
Joe Kiani

/s/ MICAH YOUNG	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Micah Young

/s/ PAUL HATAISHI	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
Paul Hataishi

Director
Michelle Brennan

/s/ ROBERT CHAPEK	Director	February 28, 2024
Robert Chapek

/s/ ROLF CLASSON	Director	February 28, 2024
Rolf Classon

Director
Quentin Koffey

/s/ ADAM MIKKELSON	Director	February 28, 2024
Adam Mikkelson

/s/ CRAIG REYNOLDS	Director	February 28, 2024
Craig Reynolds

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
MASIMO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2024 expressed an unqualified opinion.
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
Valuation of indefinite- lived intangible assets and goodwill– non-healthcare reporting unit
As described further in Note 2 and Note 9 to the financial statements, the Company tests indefinite lived intangible assets and goodwill annually for impairment, or more frequently when events or changes in circumstances indicate that indefinite- lived intangible assets or goodwill might be impaired. The Company performed a quantitative impairment assessment for its indefinite-lived intangible assets and for its non-healthcare reporting unit during the third quarter of 2023 as a result of a triggering event that was identified, and again as part of its annual impairment assessment during the fourth quarter of 2023. We identified the valuations performed to determine the fair value of indefinite-lived intangible assets and the fair value of the non-healthcare reporting unit as a result of the triggering event as a critical audit matter.
The principal considerations for our determination that the valuations of the indefinite-lived intangible assets and the fair value of the non-healthcare reporting unit as a result of the triggering event is a critical audit matter are that the determination of the fair values of such assets required management to make significant estimates and assumptions related to the discount rate used, forecasted revenues and operating margins. This required a high degree of auditor judgment, including professionals with specialized skill and knowledge, in auditing these assumptions made by management.

Our audit procedures related to the valuations of the indefinite-lived intangible assets and the fair value of the non-healthcare reporting unit as a result of the triggering event included the following, among others.
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
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 30, 2023, and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ GRANT THORNTON LLP
Newport Beach, California
February 28, 2024

MASIMO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$163.0	$202.9
Trade accounts receivable, net of allowance for credit losses of $4.8 and $7.7 at December 30, 2023 and December 31, 2022, respectively	355.5	445.9
Inventories	545.0	501.0
Other current assets	168.4	158.8
Total current assets	1,231.9	1,308.6
Lease receivable, non-current	71.4	73.1
Deferred costs and other contract assets	57.3	41.9
Property and equipment, net	424.4	402.5
Customer relationships, net - (Note 9)	177.7	201.6
Acquired technologies, net - (Note 9)	129.4	160.1
Other intangible assets, net	112.8	98.9
Trademarks - (Note 9)	232.4	262.0
Goodwill	407.7	445.4
Deferred tax assets	107.2	102.5
Other non-current assets	89.3	114.0
Total assets	$3,041.5	$3,210.6
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$251.5	$276.8
Accrued compensation	62.6	89.3
Deferred revenue and other contract-related liabilities, current	87.3	80.6
Other current liabilities	162.4	183.3
Total current liabilities	563.8	630.0
Long-term debt	871.7	941.6
Deferred tax liabilities	111.7	163.6
Other non-current liabilities	129.5	136.5
Total liabilities	1,676.7	1,871.7
Commitments and contingencies - (Note 24)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 shares authorized; 0.0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100.0 shares authorized; 52.8 and 52.5 shares issued and outstanding at December 30, 2023 and December 31, 2022, respectively	0.1	0.1
Treasury stock, 19.5 and 19.5 shares at December 30, 2023 and December 31, 2022, respectively	(1,169.2)	(1,169.2)
Additional paid-in capital	783.4	782.2
Accumulated other comprehensive (loss) income	(45.3)	11.5
Retained earnings	1,795.8	1,714.3
Total stockholders’ equity	1,364.8	1,338.9
Total liabilities and stockholders’ equity	$3,041.5	$3,210.6
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)

	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended January 1, 2022
Revenue	$2,048.1	$2,035.8	$1,239.2
Cost of goods sold	1,044.6	977.0	430.8
Gross profit	1,003.5	1,058.8	808.4
Operating expenses:
Selling, general and administrative	664.0	657.4	395.4
Research and development	175.2	191.4	137.2
Litigation settlements	17.8	—	—
Impairment charge	10.0	—	—
Total operating expenses	867.0	848.8	532.6
Operating income	136.5	210.0	275.8
Non-operating loss	(48.4)	(16.6)	(1.4)
Income before provision for income taxes	88.1	193.4	274.4
Provision for income taxes	6.6	49.9	44.8
Net income	$81.5	$143.5	$229.6

Net income per share:
Basic	$1.54	$2.68	$4.16
Diluted	$1.51	$2.60	$3.98

Weighted-average shares used in per share calculations:
Basic	52.8	53.6	55.2
Diluted	54.1	55.2	57.7
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended January 1, 2022
Net income	$81.5	$143.5	$229.6
Other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain from foreign currency translation adjustments	(45.1)	4.9	(6.9)
Net change in retirement obligations	(2.9)	(2.6)	—
Unrealized (loss) gain on cash flow hedge(1)	(8.8)	14.7	—
Total comprehensive income	$24.7	$160.5	$222.7
______________
(1) See Note 17, “Derivative Instruments and Hedging Activities”, for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2021	55.3	$0.1	16.0	$(638.7)	$703.7	$1.4	$1,341.2	$1,407.7
Stock options exercised	0.4	—	—	—	20.8	—	—	20.8
Restricted/Performance stock units vested	0.3	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(16.7)	—	—	(16.7)
Stock-based compensation	—	—	—	—	44.7	—	—	44.7
Repurchases of common stock	(0.6)	—	0.5	(129.0)	—	—	—	(129.0)
Net income	—	—	—	—	—	—	229.6	229.6
Foreign currency translation adjustment	—	—	—	—	—	(6.9)	—	(6.9)
Balance at January 1, 2022	55.3	0.1	16.5	(767.7)	752.5	(5.5)	1,570.8	1,550.2
Stock options exercised	0.1	—	—	—	7.4	—	—	7.4
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(25.4)	—	—	(25.4)
Stock-based compensation	—	—	—	—	47.7	—	—	47.7
Repurchases of common stock	(3.0)	—	3.0	(401.5)	—	—	—	(401.5)
Net change on pension obligations	—	—	—	—	—	(2.6)	—	(2.6)
Unrealized gain on cash flow hedge	—	—	—	—	—	14.7	—	14.7
Net income	—	—	—	—	—	—	143.5	143.5
Foreign currency translation adjustment	—	—	—	—	—	4.9	—	4.9
Balance at December 31, 2022	52.5	0.1	19.5	(1,169.2)	782.2	11.5	1,714.3	1,338.9
Stock options exercised	0.2	—	—	—	7.1	—	—	7.1
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(12.9)	—	—	(12.9)
Stock-based compensation	—	—	—	—	7.0	—	—	7.0
Net change on pension obligations	—	—	—	—	—	(2.9)	—	(2.9)
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(8.8)	—	(8.8)
Net income	—	—	—	—	—	—	81.5	81.5
Foreign currency translation adjustment	—	—	—	—	—	(45.1)	—	(45.1)
Balance at December 30, 2023	52.8	$0.1	19.5	$(1,169.2)	$783.4	$(45.3)	$1,795.8	$1,364.8
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended January 1, 2022
Cash flows from operating activities:
Net income	$81.5	$143.5	$229.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98.3	136.1	35.6
Stock-based compensation	7.0	47.7	44.7
Amortization of debt issuance costs	1.9	1.4	—
Loss on disposal of equipment, intangibles and other assets	0.8	0.5	0.5
Provision for credit losses	1.1	1.3	0.8
Benefit from deferred income taxes	(35.6)	(39.3)	(15.1)
Impairment charge	10.0	—	—
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	90.2	(138.5)	(60.8)
(Increase) decrease in inventories	(69.2)	(155.9)	13.5
(Increase) decrease in other current assets	(8.6)	(7.4)	6.9
(Increase) decrease in lease receivable, net	1.7	(12.8)	(16.1)
(Increase) decrease in deferred costs and other contract assets	(14.4)	(13.4)	(8.1)
(Increase) decrease in other non-current assets	3.0	(4.9)	—
Increase (decrease) in accounts payable	(19.6)	60.5	11.0
Increase (decrease) in accrued compensation	(26.8)	(9.3)	—
Increase (decrease) in deferred revenue and other contract-related liabilities	7.1	28.1	7.1
Increase (decrease) in income taxes payable	(15.1)	3.8	6.4
Increase (decrease) in accrued liabilities	(22.8)	(16.1)	7.8
Increase (decrease) in other non-current liabilities	3.6	4.1	0.8
Net cash provided by (used in) operating activities	94.1	29.4	264.6
Cash flows from investing activities:
Purchases of property and equipment, net	(44.0)	(52.8)	(25.5)
Increase in intangible assets	(43.7)	(3.5)	(9.4)
Business combinations, net of cash acquired	7.5	(999.7)	—
Other strategic investing activities	(1.0)	(1.7)	(2.6)
Net cash (used in) provided by investing activities	(81.2)	(1,057.7)	(37.5)
Cash flows from financing activities:
Borrowings under revolving line of credit	189.0	1,083.9	—
Repayments under revolving line of credit	(240.2)	(135.4)	—
Proceeds from issuance of common stock	7.0	8.1	23.2
Repurchases of common stock	—	(401.5)	(128.9)
Payroll tax withholdings on behalf of employees for stock options	(12.9)	(25.4)	(16.7)
Debt issuance costs	—	(9.3)	—
Net cash (used in) provided by financing activities	(57.1)	520.4	(122.4)
Effect of foreign currency exchange rates on cash	2.8	(30.9)	(1.3)
Net increase in cash, cash equivalents and restricted cash	(41.4)	(538.8)	103.4
Cash, cash equivalents and restricted cash at beginning of period	209.6	748.4	645.0
Cash, cash equivalents and restricted cash at end of period	$168.2	$209.6	$748.4
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Company
Masimo Corporation (the “Company”) is a global technology company that develops, manufactures and markets a wide array of patient monitoring technologies, as well as automation and connectivity solutions. The Company’s mission is to improve patient outcomes, reduce the cost of care and take noninvasive monitoring to new sites and applications.
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
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 weeks while a 53 week fiscal year includes three 13 week fiscal quarters and one 14 week fiscal quarter. The Company’s last 53 week fiscal year was fiscal year 2020. Fiscal year 2023 was a 52 week fiscal year ended December 30, 2023. All references to years in these notes to consolidated financial statements are fiscal years unless otherwise noted.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at December 30, 2023:

			Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$87.0		$87.0	$—	$—
Money market funds	76.0		76.0	—	—
Pension assets:
Cash and cash equivalents	(1.2)	(1)	(1.2)	—	—
Equity securities	8.1		8.1	—	—
Debt securities	10.7		9.9	0.8	—
Real estate funds	3.1		—	3.1	—
Alternative investments	1.9		—	1.9	—
Other	0.5		—	0.5	—
Equity securities	1.7		1.7	—	—
Derivative instruments - cash flow hedges(2)	11.6		11.6	—	—
Derivative instruments - warrants	1.0		1.0	—	—
Total assets	$200.4		$194.1	$6.3	$—

Liabilities
Derivative instruments - cash flow hedge	$3.6		$3.6	$—	$—
Pension benefit obligation	32.6		32.6	—	—
Total liabilities	$36.2		$36.2	$—	$—
______________
(1)     Due to the timing of a cash transfer, there was a payable as of December 30, 2023, resulting in a negative allocation as of year end.
(2)    Includes accrued interest.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at December 31, 2022:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$148.5	$148.5	$—	$—
U.S. treasuries	—	—	—	—
Money market funds	54.4	54.4	—	—
Pension assets:
Cash and cash equivalents	1.0	1.0	—	—
Equity securities	6.6	6.6	—	—
Debt securities	8.0	7.2	0.8	—
Real estate funds	3.5	—	3.5	—
Alternative investments	1.9	—	1.9	—
Other	1.2	—	1.2	—
Derivative instruments - cash flow hedges	19.7	—	19.7	—
Total assets	$244.8	$217.7	$27.1	$—

Liabilities
Pension benefit obligation	$32.3	$32.3	$—	$—
Total liabilities	$32.3	$32.3	$—	$—
The Company invests in checking, savings and money market fund accounts, which are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices. These investments are classified as cash and cash equivalents within the Company’s accompanying consolidated balance sheets, in accordance with GAAP and its accounting policies.
The Company has certain strategic investments in privately-held companies (non-marketable equity securities) and companies that have completed initial public offerings (marketable equity securities). The Company’s marketable equity securities, whose price is based on quoted market price in an active market, are classified within Level 1 of the fair value hierarchy. Equity securities are classified as current, short-term investments, or non-current, recorded in other non-current assets, based on the nature of the securities and their availability for use in current operations. The changes in the fair value of those equity securities are measured at each reporting date and changes in the value of these investments between reporting dates are recorded within non-operating income (loss).
The Company’s pension assets consist of Level 1 and Level 2 investments. The fair values of Level 2 assets are based on observable inputs such as prices or quotes for similar assets, adjusted for any differences in terms or conditions that may affect the value of the instrument being valued. The valuation techniques used for Level 2 assets may include the use of models or other valuation techniques, but these methods are all based on observable market inputs.
The Company also has investments in certain derivative instruments, which are measured at fair value and classified within Level 3 of the fair value hierarchy.
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
Furthermore, the Company did not elect to apply the fair value option to specific assets or liabilities on a contract-by-contract basis. The Company did not have any transfers between Level 2 and Level 3 during the years ended December 30, 2023 and December 31, 2022.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Software development costs are accounted for in accordance with ASC Topic 985-20, Software - Costs of Software to be Sold, Leased, or Marketed. Once technological feasibility has been established, qualifying costs incurred in development are capitalized until available for general release to customers, and subsequently reported at the lower of unamortized cost or net realizable value.
Intangibles purchased as part of an asset acquisition or business combination historically have included patents, trademarks, customer relationships, developed technologies and contractual licenses. In certain circumstances, the Company has also acquired non-compete agreements tied to certain employment relationships. The useful life for all of these is largely determined by valuation estimates of remaining economic life. In connection with the Sound United acquisition, the Company acquired certain trademarks/tradenames, which are intangible assets with indefinite useful lives. These brands are expected to maintain brand value for an indefinite period of time.

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
Employee Defined Benefit Plans
The Company maintains noncontributory defined benefit plans that cover certain employees in certain international locations. The Company recognizes the funded status, or the difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive (loss) income. If the projected benefit obligation exceeds the fair value of plan assets, the difference or underfunded status represents the pension liability. The Company records a net periodic pension cost in the consolidated statement of operations. The liabilities and annual income or expense are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of asset return. The Company’s accounting policy includes an annual re-measurement of pension assets and obligations. In addition, the Company re-measures pension assets and obligations for significant events, as of the nearest month-end date on the calendar. The fair values of plan assets are determined based on prevailing market prices. See Note 21, “Employee Benefits”, for further details.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company enters into agreements to sell its monitoring solutions and services, sometimes as a part of arrangements with multiple performance obligations that include various combinations of product sales, equipment leases, software and services. In the case of contracts with multiple performance obligations, the authoritative guidance provides that the total consideration be allocated to each performance obligation on the basis of relative standalone selling prices. When a standalone selling price is not readily observable, the Company estimates the standalone selling price by considering multiple factors including, but not limited to, features and functionality of the product, geographies, type of customer, contractual prices pursuant to Group Purchasing Organization (GPO) contracts, the Company’s pricing and discount practices, and other market conditions.
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
Revenue from the sale of products and software, to end-user hospitals, emergency medical response organizations, other direct customers, distributors and OEM customers, is recognized by the Company when control of such performance obligations transfers to the customer based upon the terms of the contract or underlying purchase order.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-healthcare segment
Non-healthcare segment revenue is related to hardware and embedded software that is integrated into final products that are manufactured and sold by the Company. Products and related software are accounted for as a single performance obligation and all intended functionality is available to the customer upon purchase. Non-healthcare segment revenue is recognized upon transfer of control of promised products or service to customers, which is either upon shipment or upon delivery to the customers, depending on delivery terms. The Company offers sales incentives and has customer programs consisting primarily of discounts and market development fund programs, and records them as contra revenue. Estimates for sales incentives are developed using the most likely amount and are included in the transaction price to the extent that a significant reversal of revenue would not result once the uncertainty is resolved. In developing these estimates, the Company also considers the susceptibility of the incentive to outside influences, the length of time until the uncertainty is resolved and the Company’s experience with similar contracts. Reductions in revenue related to discounts are allocated to products on a relative basis based on their respective standard selling price if there are undelivered products in a contract. Judgment is required to determine the timing and amount of recognition of marketing funds, which the Company estimates based on past practice of providing similar funds.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Changes in the product warranty accrual were as follows:

	Year Ended
(in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Product warranty accrual, beginning of period	$10.6	$2.5	$2.7
Increase related to acquisition, net of reserve	—	8.4	—
Accrual for warranties issued	7.8	1.8	2.2
Changes in pre-existing warranties (including changes in estimates)	(7.5)	4.7	(1.4)
Settlements made	(2.3)	(6.8)	(1.0)
Product warranty accrual, end of period	$8.6	$10.6	$2.5
Advertising Costs
Advertising costs are expensed as incurred. These costs are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Advertising costs for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, were $61.4 million, $49.3 million, and $9.0 million, respectively. Advertising costs for the year ended December 31, 2022 has been adjusted due to an immaterial correction of an error from the previously reported amount of $12.3 million.
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
The Company records certain revenues and expenses in foreign currencies. These revenues and expenses are translated into U.S. Dollars based on the average exchange rate for the reporting period. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the exchange rate in effect as of the balance sheet date. Translation gains and losses related to foreign currency assets and liabilities of a subsidiary that are denominated in the functional currency of such subsidiary are included as a component of accumulated other comprehensive (loss) income within the accompanying consolidated balance sheets. Realized and unrealized foreign currency gains and losses related to foreign currency assets and liabilities of the Company, or a subsidiary that are not denominated in the underlying functional currency are included as a component of non-operating income (loss) within the accompanying consolidated statements of operations.
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
All derivative financial instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets and are classified as short-term or long-term based on the tenor of the instrument. The Company has elected not to separate a derivative instrument into current and long-term portions. A derivative instrument whose fair value is a net liability is classified as current in total. A derivative instrument whose fair value is a net asset and whose current portion is an asset is classified as non-current in total. For a derivative instrument that meets the criteria to qualify for hedge accounting, the Company marks the fair value of the derivative instrument to market periodically through other comprehensive (loss) income. When the hedged items are recorded to income (loss), the associated deferred gains (losses) of the derivatives in accumulated other comprehensive (loss) income will be reclassified into earnings. Any fluctuation in the fair value of a derivative instrument that does not meet the criteria for hedge accounting is recorded to earnings (expense) in the period it occurs.
Comprehensive (Loss) Income
Comprehensive (loss) income includes foreign currency translation adjustments, changes to pension benefits, unrealized gains (losses) on cash flow hedges and any related tax benefits (expenses) that have been excluded from net income and reflected in stockholders’ equity.
Net Income Per Share
A computation of basic and diluted net income per share is as follows:

	Year Ended
(in millions, except per share amounts)	December 30, 2023	December 31, 2022	January 1, 2022
Net income	$81.5	$143.5	$229.6
Basic net income per share:
Weighted-average shares outstanding - basic	52.8	53.6	55.2
Net income per basic share	$1.54	$2.68	$4.16
Diluted net income per share:
Weighted-average shares outstanding - basic	52.8	53.6	55.2
Diluted share equivalents: stock options, RSUs and PSUs	1.3	1.6	2.5
Weighted-average shares outstanding - diluted	54.1	55.2	57.7
Net income per diluted share	$1.51	$2.60	$3.98

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, weighted options to purchase 1.2 million, 0.8 million and 0.2 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of December 30, 2023, December 31, 2022 and January 1, 2022, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares. For additional information with respect to these RSUs, please see “Employment and Severance Agreements” in Note 24, “Commitments and Contingencies”.
Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Year Ended
(in millions)	December 30, 2023	December 31, 2022	January 1, 2022
Cash paid during the year for:
Interest expense	$51.0	$23.0	$0.3
Income taxes	54.4	87.3	43.9
Operating lease liabilities	22.4	17.2	7.3

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$16.3	$—	$6.0

Non-cash investing activities:
Unpaid purchases of property and equipment	$0.2	$3.8	$—

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$—	$—	$0.7

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$163.0	$202.9	$745.3
Restricted cash	5.2	6.7	3.1
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$168.2	$209.6	$748.4

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements during for the fiscal year ended December 30, 2023.
Recently Announced Accounting Pronouncements
In July 2023, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. The new standard amends the FASB Codification for SEC paragraphs to SEC SAB 120, 2022 EITF Meeting and SAB Topic 6B. ASU No. 2023-03 is effective upon addition to the FASB Codification. ASU No. 2023-03 does not provide new guidance, and the Company does not expect it to have a material impact on its consolidated financial statements upon adoption.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted with retrospective application to all prior periods presented. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements upon adoption.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard requires companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU No. 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
3. Related Party Transactions
Willow Laboratories, Inc., (Willow), formerly known as Cercacor Laboratories, Inc., is an independent entity that was spun off from the Company to its stockholders in 1998. Joe Kiani, the Company’s Chairman and Chief Executive Officer (CEO), is also the Chairman and CEO of Willow. Effective as of January 3, 2016, in connection with changes in the capital structure of Willow, the Company determined that Willow was no longer required to be consolidated. Although the Company believes that Willow continues to be considered a variable interest entity, the Company has determined that it is no longer the primary beneficiary of Willow as it does not have the power to direct the activities of Willow that most significantly impact Willow’s economic performance and has no obligation to absorb Willow’s losses.
The Company is a party to the following agreements with Willow:
•Cross-Licensing Agreement - The Company and Willow are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Willow arising under the Cross-Licensing Agreement were $19.2 million, $16.9 million and $13.5 million for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. The Company had sales to Willow in the amount of $0.1 million, $0.2 million and $0.1 million for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Willow (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Willow. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.5 million, $0.4 million and $0.3 million for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

~~•~~Lease Agreement - Effective December 2019, the Company entered into a lease agreement with Willow for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Willow Lease). The term of the Willow Lease expires on December 31, 2024. The Company recognized approximately $1.2 million of lease income for each year ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.
Net amounts due to Willow were approximately $4.1 million and $3.8 million as of December 30, 2023 and December 31, 2022, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. For each of the fiscal years ended December 30, 2023 and December 31, 2022, the Company made cash contributions of approximately $1.0 million to the Masimo Foundation. For the fiscal year ended January 1, 2022, the Company made no contributions to the Masimo Foundation. In addition, for each of the years ended December 30, 2023, December 31, 2022 and January 1, 2022, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During the fiscal years ended December 30, 2023 and December 31, 2022, the Company incurred $1.5 million and $1.4 million in marketing expenses to LMMV under the marketing service agreement, respectively. During the fiscal year ended January 1, 2022, the Company incurred no marketing expenses to LMMV under the marketing service agreement. At December 30, 2023 and December 31, 2022, there were no amounts due to LMMV for services rendered.
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
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. During each of the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, the Company charged the Company’s CEO $0.1 million related to such reimbursements.
4. Inventories
Inventories consist of the following:

(in millions)	December 30, 2023	December 31, 2022
Raw materials	$229.7	$209.9
Work-in-process	30.0	30.4
Finished goods	285.3	260.7
Total inventories	$545.0	$501.0

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Other Current Assets
Other current assets consist of the following:

(in millions)	December 30, 2023	December 31, 2022
Prepaid expenses	$58.3	$77.5
Lease receivable, current	30.2	28.5
Prepaid income taxes	29.3	12.4
Indirect taxes receivable	28.6	26.8
Contract assets, current	6.7	3.9
Prepaid rebates and royalties	4.8	3.7
Restricted cash(1)	3.0	2.4
Other current assets	7.5	3.6
Total other current assets	$168.4	$158.8
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

For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases for the years ended December 30, 2023 and December 31, 2022 was approximately $58.0 million and $52.0 million, respectively. Lease revenue for the year ended December 31, 2022 has been adjusted from the previously reported amount of $57 million to reflect the recategorization of certain system related revenue as non-lease revenue. Costs related to embedded sales-type leases within the Company’s deferred equipment agreements are included in cost of goods sold.
Lease receivable from sales-type leases consists of the following:

(in millions)	December 30, 2023	December 31, 2022
Lease receivable	$101.9	$101.8
Allowance for credit loss	(0.3)	(0.2)
Lease receivable, net	101.6	101.6
Less: current portion of lease receivable	(30.2)	(28.5)
Lease receivable, non-current	$71.4	$73.1

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 30, 2023, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal year	Sales-Type Leases	Operating Leases
2024	$30.2	$10.4
2025	25.0	9.3
2026	18.9	8.5
2027	13.6	6.9
2028	7.0	5.4
Thereafter	6.9	6.0
Total	$101.6	$46.5
Less: imputed interest(1)	—
Present value of total lease payments	$101.6
______________
(1) The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	December 30, 2023	December 31, 2022
Deferred commissions	$21.8	$17.1
Prepaid contract allowances	17.0	13.7
Unbilled contract receivables	17.0	9.4
Deferred equipment agreements, net	1.5	1.7
Deferred costs and other contract assets	$57.3	$41.9
For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, deferred commission amortization expense was $5.8 million, $4.3 million and $3.2 million, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Property and Equipment, net
Property and equipment, net, consists of the following:

(in millions)	December 30, 2023	December 31, 2022
Building and building improvements	$151.0	$151.0
Machinery, equipment and tooling	169.7	149.4
Operating lease assets	92.2	50.2
Land	66.2	65.1
Computer equipment and software	45.5	42.1
Leasehold improvements	37.5	32.3
Transportation, vehicles and other	34.0	32.7
Furniture and office equipment	20.4	19.4
Demonstration units	11.1	11.2
Construction-in-progress (CIP)	59.2	50.6
Total property and equipment	686.8	604.0
Accumulated depreciation	(262.4)	(201.5)
Property and equipment, net	$424.4	$402.5
For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, depreciation expense of property and equipment was $43.9 million, $43.0 million and $25.3 million, respectively.
For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, depreciation expense of operating lease assets was $19.3 million, $4.4 million and $0.5 million, respectively.
For the years ended December 30, 2023 and December 31, 2022, $19.3 million and $4.3 million of equipment leased to customers was amortized to cost of goods sold, respectively. As of December 30, 2023 and December 31, 2022, accumulated amortization of equipment leased to customers was $1.5 million and $2.1 million, respectively.
The balance in CIP at December 30, 2023 and December 31, 2022, related primarily to the capitalized implementation costs related to a new enterprise resource planning software system, costs related to facility improvements, the expansion of certain key manufacturing facilities globally, machinery and equipment at the Company’s corporate headquarters, as well as on-going development costs associated with a new research and development facility, the underlying assets for which have not been completed or placed into service.
On February 14, 2022, the Company’s wholly owned subsidiary, Masimo Canada ULC, entered into a Purchase and Sale Agreement (Purchase Agreement) with Keltic (Prior) Development Limited Partnership (Vendor) for the purchase of a property in Vancouver, British Columbia, Canada for a purchase price of CAD123.0 million, plus GST (Purchase Price), subject to certain adjustments. The Company paid CAD21.0 million as a deposit towards the purchase during the year ended December 31, 2022. The balance of the Purchase Price will be due and payable upon the closing of the transaction, which is currently expected to occur in mid-2025.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Intangible Assets, net
Intangible assets, net, consist of the following:

	December 30, 2023			As Adjusted, December 31, 2022(1)
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$209.2	$(31.5)	$177.7	$220.9	$(19.3)	$201.6
Acquired technologies	174.7	(45.3)	129.4	185.3	(25.2)	160.1
Capitalized software development costs	53.9	(15.2)	38.7	25.0	(2.9)	22.1
Licenses	39.7	(7.4)	32.3	39.0	(4.4)	34.6
Patents	39.2	(15.2)	24.0	35.2	(13.9)	21.3
Trademarks	20.1	(7.4)	12.7	19.8	(5.8)	14.0
Licenses-related party	7.5	(6.7)	0.8	7.5	(6.3)	1.2
Non-compete agreements	6.3	(2.6)	3.7	6.3	(1.1)	5.2
Other	1.7	(1.1)	0.6	1.6	(1.1)	0.5
Total intangible assets subject to amortization, net	$552.3	$(132.4)	$419.9	$540.6	$(80.0)	$460.6
Intangible assets not subject to amortization:
Trademarks			$242.4			$262.0
Impairment charge			(10.0)			—
Total trademarks			232.4			262.0
Intangible assets, net			$652.3			$722.6
The following intangible assets reclassification adjustments were made as of September 30, 2023(1):

	As Adjusted, December 31, 2022			As Previously Filed, December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Capitalized software development costs	$25.0	$(2.9)	$22.1	$5.5	$(2.9)	$2.6
Trademarks	19.8	(5.8)	14.0	39.3	(5.8)	33.5
__________________
(1)    The Company recorded an immaterial reclassification adjustment between the intangible assets balances in Trademarks and Capitalized Software Development Costs in the amount of $19.5 million, for the year ended December 31, 2022. There was no impact on total intangible assets, net as for December 30, 2022. The adjusted balances were reflected in the Form 10-Q for the quarter ended September 30, 2023, filed with the SEC November 8, 2023.
Finite lived intangible assets have a weighted-average amortization period ranging from twelve years to fourteen years.
Total amortization expense for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, was $54.4 million, $39.8 million and $10.3 million, respectively.
Total unamortized capitalized software development costs for the years ended December 30, 2023 was $11.9 million. There was no unamortized capitalized software development costs for the year ended December 31, 2022.
The total costs of patents not yet amortizing for the years ended December 30, 2023 and December 31, 2022, was $12.1 million and $10.6 million, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total costs of trademarks not yet amortizing for the years ended December 30, 2023 and December 31, 2022, was $1.0 million and $1.1 million, respectively.
Total renewal costs capitalized for patents and trademarks for the years ended December 30, 2023 and December 31, 2022 were $1.0 million and $1.2 million, respectively. As of December 30, 2023, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal year	Amount (in millions)
2024	$53.7
2025	51.0
2026	40.1
2027	39.2
2028	39.0
Thereafter	196.9
Total	$419.9
Indefinite-lived intangible assets are subject to annual impairment testing, unless circumstances dictate more frequent testing, if impairment indicators exist.
In the third quarter of 2023, declines in the Company’s stock price and certain worsening macro-economic market conditions, including continued slowing in demand for consumer audio products, contributed to a significant decline in the Company’s market capitalization, which led the Company to conclude a trigger event had occurred. As a result, the Company performed a quantitative impairment assessment, which resulted in recording a $7.0 million impairment charge for indefinite-lived trademarks in the non-healthcare reporting unit. In conjunction with this third quarter interim impairment quantitative assessment, the Company concluded that both the healthcare reporting unit’s and non-healthcare reporting unit’s respective estimated fair values exceeded their carrying values. Furthermore, recoverability tests performed for other long-lived assets with finite lives indicated no recoverability issues.
During the fourth quarter of 2023, the Company performed its annual impairment analysis by first electing to complete a qualitative assessment of its indefinite-lived intangible assets. Based on this assessment, the Company determined it was not more likely than not that the fair value of the indefinite lived intangibles within the non-healthcare reporting unit exceeded their carrying values. Accordingly, the Company proceeded to perform a quantitative impairment assessment, which resulted in recording a $3.0 million impairment charge for indefinite-lived trademarks. For purposes of the impairment test, the fair value of indefinite-lived assets were determined using the same methodology as described in Note 18, “Business Combinations.” The estimates and assumptions applied represent a Level 3 measurement because they are supported by limited or no market activity and reflect the Company’s assumptions in measuring fair value.
During the fourth quarter of 2023, the Company performed its annual goodwill impairment analysis by first electing to complete a qualitative assessment for its healthcare and non-healthcare reporting units. Based on this assessment, the Company concluded that it was more likely than not that the fair value of the healthcare reporting unit was greater than its carrying value. Accordingly, no further testing was required for the healthcare reporting unit. However, the Company concluded that it was not more likely than not that the fair value of the non-healthcare reporting unit was greater than its carrying value. Therefore, the Company proceeded to perform a quantitative assessment for its non-healthcare reporting unit.
When a quantitative assessment is required for the impairment test for goodwill, the Company uses a combination of both an income and a market approach to determine the fair value of the reporting unit. The income approach utilized the estimated discounted cash flows for the reporting unit, while the market approach utilized comparable company information. Estimates and assumptions used in the income approach to calculate projected future discounted cash flows included revenue growth rates, operating margins and a discount rate for the reporting unit. Discount rates were determined using a weighted average cost of capital for risk factors specific to the reporting unit and other market and industry data. The assumptions used are inherently subject to uncertainty and the Company noted that slight changes in these assumptions could have a significant impact on the concluded value.
The estimates and assumptions applied represent a Level 3 measurement because they are supported by limited or no market activity and reflect the Company’s assumptions in measuring fair value.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Goodwill
Changes in goodwill were as follows:

	December 30, 2023
(in millions)	Healthcare	Non-healthcare	Total
Goodwill, beginning of period	$97.6	$347.8	$445.4
Adjustments to goodwill from purchase price allocation(1)	—	(18.2)	(18.2)
Foreign currency translation adjustment	1.0	(20.5)	(19.5)
Goodwill, end of period	$98.6	$309.1	$407.7

	December 31, 2022
(in millions)	Healthcare	Non-healthcare	Total
Goodwill, beginning of period	$100.3	$—	$100.3
Increase from business combinations	—	347.8	347.8
Foreign currency translation adjustment	(2.7)	—	(2.7)
Goodwill, end of period	$97.6	$347.8	$445.4
______________
(1)     Includes an immaterial correction of an error to the final purchase price allocation from the Sound United acquisition, which resulted in a reduction of goodwill of $7.8 million. See Note 18 “Business Combinations” for further details.
11. Lessee ROU Assets and Lease Liabilities
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through January 2032. In addition, the Company leases equipment in the U.S. and Europe pursuant to leases that are classified as operating leases and expire at various dates through November 2028. The majority of these leases are non-cancellable and generally do not contain any material restrictive covenants, material residual value guarantees, or other material guarantees. The Company recognizes lease costs under these agreements using a straight-line method based on total lease payments. Certain facility leases contain predetermined price escalations and in some cases renewal options, the longest of which is for five years.
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of December 30, 2023, the weighted-average discount rate used by the Company for all operating leases was approximately 4.1%.The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance Sheet Classification	December 30, 2023	December 31, 2022
Lessee ROU assets	Other non-current assets	$59.1	$69.6

Lessee current lease liabilities	Other current liabilities	18.2	18.7
Lessee non-current lease liabilities	Other non-current liabilities	45.8	53.4
Total operating lease liabilities		$64.0	$72.1
For the years ended December 30, 2023 and December 31, 2022, accumulated amortization for lessee ROU assets was $48.9 million and $36.6 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 5.6 years as of December 30, 2023.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 30, 2023, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal year	Amount (in millions)
2024	$19.2
2025	15.3
2026	10.9
2027	6.6
2028	5.7
Thereafter(1)	17.8
Total	75.5
Imputed interest	(11.5)
Present value	$64.0
______________
(1)     Includes optional renewal period for certain leases.
For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, the Company’s operating lease costs were approximately $22.7 million, $18.0 million and $8.2 million, respectively.
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	December 30, 2023	December 31, 2022
Lessee ROU assets, net	$59.1	$69.6
Derivative assets - non-current(1)	11.4	19.3
Prepaid deposits and other	6.4	5.8
Strategic investments	7.2	13.8
Equity investments - fair value	2.7	—
Restricted cash(2)	2.2	5.2
Other non-current assets	0.3	0.3
Total non-current assets	$89.3	$114.0
______________
(1)    Excludes accrued interest.
(2)    Restricted cash includes cash held in certain subsidiaries such as China, that may be subject to transfer restrictions depending on jurisdictions.
13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities consist of the following:

(in millions)	December 30, 2023	December 31, 2022
Deferred revenue	$63.8	$61.0
Accrued rebates and allowances	37.5	38.5
Accrued customer reimbursements	12.4	6.1
Total deferred revenue and other contract liabilities	113.7	105.6
Less: Non-current portion of deferred revenue	(26.4)	(25.0)
Deferred revenue and other contract liabilities, current	$87.3	$80.6
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Healthcare Deferred Revenue
Healthcare deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially. As of December 30, 2023, the Company had approximately $1,497.2 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $380.9 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
Non-Healthcare Deferred Revenue
In October 2020, the Company’s subsidiary, B&W Group Ltd. (B&W), entered into an amendment to a licensing agreement, whereby B&W received a $20.0 million royalty prepayment in relation to sound system units manufactured under the Bowers & Wilkins brand for various high-end car manufacturers with a total commitment of $35.0 million to be received by September 30, 2028. As of December 30, 2023, deferred revenue was $15.3 million.
Changes in deferred revenue for the year ended December 30, 2023 were as follows:

(in millions)	December 30, 2023
Deferred revenue, beginning of the period	$61.0
Revenue deferred during the period	28.3
Recognition of revenue deferred in prior periods	(25.5)
Deferred revenue, end of the period	$63.8
14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	December 30, 2023	December 31, 2022
Current portion of long-term debt	$34.3	$15.1
Accrued expenses	26.3	39.9
Accrued indirect taxes payable	23.9	28.2
Lessee lease liabilities, current	18.2	18.7
Income tax payable	16.1	32.1
Accrued property taxes	10.2	12.1
Accrued legal fees	9.9	11.4
Accrued warranty	8.6	10.6
Other current liabilities	6.7	6.1
Related party payables	4.2	4.0
Accrued donations	4.0	5.1
Total other current liabilities	$162.4	$183.3

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Debt

(in millions)	December 30, 2023	December 31, 2022
Japanese loans - current portion	$23.0	$7.6
Term loan - current portion	11.3	7.5
Short-term debt	34.3	15.1

Revolver - long-term	591.5	651.0
Term loan - long-term	271.4	278.9
Japanese loans - long-term	8.8	11.7
Long-term debt	871.7	941.6
Total debt	$906.0	$956.7
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
Borrowing rates, financial covenants, affirmative and negative covenants and other restricted terms remain unchanged from the Credit Facility. All unpaid principal under the First Amendment will become due and payable on April 12, 2027. The Company was in full compliance with all covenants contained in its debt agreements and Credit Facility at December 30, 2023.
For the years ended December 30, 2023 and December 31, 2022, the Company incurred total interest expense of $47.0 million and $23.7 million, under the Credit Facility, respectively. For the year ended January 1, 2022, the Company did not incur any interest expense under the Credit Facility.
Furthermore, in connection with the Sound United acquisition, the Company assumed three outstanding loans as follows:
Japanese Revolving Loan
In March 2020, the Company entered into a secured revolving loan (Japanese Revolving Loan) with Mizuho bank, which allows the Company to borrow up to ¥800 million (approximately $5.7 million). The Japanese Revolving Loan is an evergreen agreement that terminates upon request by either the financial institution or the borrower and is collateralized with land and buildings in Shirakawa-Shi owned by the borrower. The carrying value collateralized assets was approximately $11.4 million as of December 30, 2023. Interest accrues at a rate equal to the Mizuho Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread of 0.50% per annum. In connection with the execution of the Japanese Revolving Loan, the Company incurred debt issuance costs of ¥7.2 million (approximately $0.1 million).
On February 28, 2023, the Company and Mizuho Bank executed an amendment to the Japanese Revolving Loan, to increase the maximum aggregate revolving loan to ¥3.00 billion (approximately $21.3 million). Under the amendment, the facility accrues interest at a rate equal to the TIBOR plus a fixed spread of 0.75% per annum. The Company also paid an upfront fee of ¥22.0 million (approximately $0.2 million) on the incremental amount of the revolving Credit Facility.
The Japanese Revolving Loan agreement contains customary affirmative and negative covenants, such as financial reporting requirements and customary covenants that restrict the borrower’s ability to, among other things, provide collateral for obligations borne by the borrower, and determine the eligibility to declare, and amount of potential dividends to be paid during a given fiscal year. As of December 30, 2023, the Company was in compliance with all covenants under the Japanese Revolving Loan agreements.
Japanese Government Loans
In May and June 2020, the Company received ¥1.48 billion (approximately $10.5 million) in non-collateralized Japanese Government Loan facilities (Japanese Government Loans) as part of its local Japanese stimulus program. Interest accrues at a weighted-average rate of 1.33% and is repayable in installments with various maturities through June 2035. The non-current portion of the Japanese Government Loans is presented under long-term debt and the current portion is presented under short-term debt on the accompanying consolidated balance sheets. The Company incurred no debt issuance costs in connection with the Japanese Government Loans.
Japanese Equipment Loans
In April and May 2021, the Company entered into collateralized Japanese Equipment Loans of ¥150 million (approximately $1.1 million), payable in installments through March 2031 with an interest of 0.58%, and ¥80 million (approximately $0.6 million) payable in installments through April 2028 with interest of 1.2%. The non-current portion of the Japanese Equipment Loans is presented under long-term debt and the current portion is presented under short-term debt on the accompanying consolidated balance sheets. The Company incurred no debt issuance costs in connection with these Japanese Equipment Loans.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 30, 2023, the aggregate maturities of principal on all debt for each of the next five years and thereafter are as follows:

Fiscal year	Amount (in millions)
2024	$34.3
2025	16.7
2026	16.7
2027	834.6
2028	1.1
Thereafter	2.6
Total	$906.0
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	December 30, 2023	December 31, 2022
Lessee non-current lease liabilities	$45.8	$53.4
Deferred revenue, non-current	26.4	25.0
Unrecognized tax benefits	24.4	18.0
Projected benefit obligation	9.5	10.1
Indirect tax payable, non-current	8.4	8.2
Income tax payable, non-current	7.1	12.7
Other	7.9	9.1
Total other non-current liabilities	$129.5	$136.5
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
17. Derivative Instruments and Hedging Activities
Derivative Instruments - Cash Flow Hedges
The Company’s cash flow hedges are designed to mitigate the risk of exposure to variability in expected future cash flows of recognized assets, liabilities or any unrecognized forecasted transactions. Since July 2022, the Company has entered into various interest rate swaps that are designated as cash flow hedges on a substantial portion of the Company’s outstanding debt. The interest rate swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt to an average fixed interest rate of 3.14%. These contracts, carried at fair value, have maturities of approximately three years. All hedging relationships were highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged. The Company used a regression analysis at hedge inception to assess the effectiveness of cash flow hedge and periodically thereafter.
The Company records gains and losses from the changes in the fair value of these instruments as a component of other comprehensive (loss) income. Deferred gains or losses from these designated cash flow hedges are reclassified into earnings in the period that the hedged items affect earnings. The Company does not offset fair value amounts recognized for derivative instruments in its consolidated balance sheets for presentation purposes. The following table summarizes the fair value of the hedging instruments, presented on a gross basis, as of December 30, 2023 and December 31, 2022.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Consolidated Balance Sheets
(in millions)	Balance Sheet Classification	December 30, 2023	December 31, 2022
Interest rate contracts, inclusive of accrued interest	Other non-current assets	$11.6	$19.7
Interest rate contracts, inclusive of accrued interest	Other non-current liabilities	(3.6)	—
Total		$8.0	$19.7
The following table summarizes the gains (losses) reclassified from accumulated other comprehensive (loss) income to the consolidated financial statements for the year ended December 30, 2023.

		Consolidated Statement of Operations
(in millions)	Location of Gain (Loss)	December 30, 2023	December 31, 2022	January 1, 2022
Cash flow hedges - interest rate contracts	Non-operating (loss) income	$14.9	$0.7	$—
Total		$14.9	$0.7	$—
The following tables summarize the changes in accumulated other comprehensive (loss) income related to the hedging instruments:

(in millions)	December 30, 2023	December 31, 2022
Beginning balance	$19.3	$—
Amount recognized in other comprehensive income	3.4	20.0
Amount reclassified into earnings	(14.9)	(0.7)
Ending balance	$7.8	$19.3
For the year ended December 30, 2023 and December 31, 2022, the unrealized (loss) gain, net of tax was $(8.8) million and $14.7 million, respectively.
The Company expects to reclassify a net amount of gains of $10.6 million from accumulated other comprehensive (loss) income gain to non-operating income (loss) within the next 12 months.
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
Sound United is a leading innovator of premium, high-performance audio products for consumers around the world, which operates iconic consumer brands: Bowers & Wilkins®, Denon™, Marantz™, HEOS™, Classé™, Polk Audio™, Boston Acoustics™ and Definitive Technology™. The brands are linked by a commitment to the highest production standards and a focus on unparalleled audio quality and audio performance. Sound United delivers significant competitive benefits through its platform advantages, including global distribution across online, retail, and custom installation channels; a cloud-connected home ecosystem; and a state-of-the-art research and development function focused on creating the highest-quality consumer products with world-class industrial design.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of Sound United subsequent to the acquisition date and the acquired assets and assumed liabilities, including the allocation of goodwill and intangible assets, are included in the non-healthcare segment. For the period of April 11, 2022 to December 30, 2022, the Company recorded revenue of $694.9 million and a net loss of $38.6 million from Sound United. For the period of January 1, 2023 to December 30, 2023, the Company recorded revenue of $771.1 million and a net loss of $20.9 million from Sound United.
Acquisition Costs
The Company recognized transaction costs related to the Sound United acquisition of $16.6 million for the year ended December 31, 2022. The Company recognized no transaction costs related to the Sound United acquisition for the year ended December 30, 2023.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the final allocation of fair value of assets acquired and liabilities assumed.

(in millions)	Sound United
Cash consideration	$1,057.5
Purchase price	$1,057.5

Assets acquired:
Cash and cash equivalents	$82.6
Accounts receivables	108.5
Inventories	238.6
Prepaid expenses and other current assets	30.0
Property, plant and equipment	113.2
Intangible assets	649.0
Goodwill(1)	318.0
Long-term other assets	7.4
Total assets acquired	$1,547.3

Liabilities assumed:
Accounts payable	$(118.8)
Accrued liabilities and other current liabilities	(148.9)
Deferred tax liabilities(1)	(145.1)
Other long-term liabilities	(77.0)
Total liabilities assumed	$(489.8)
______________
(1)    Includes an immaterial correction of an error to the final purchase price allocation from the Sound United acquisition, which resulted in a reduction to both goodwill and deferred tax liabilities of $7.8 million.
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
Also, during the year ended December 31, 2022, Masimo and Sound United incurred $22.4 million and $41.1 million of acquisition-related costs, respectively. The acquisition related integration expenses incurred by Masimo are included in selling, general and administrative, in the Company’s consolidated statements of comprehensive income for the twelve months ended December 30, 2023.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are no other material non-recurring pro forma adjustments directly attributable to the Sound United Acquisition included in the reported pro forma revenue and pro forma net income.

	Twelve Months Ended
	December 30, 2023	December 31, 2022	January 1, 2022
(in millions)	Actual	Pro forma	Pro forma
Net revenue	$2,048.1	$2,293.4	$2,187.4

Net income	$81.5	$181.8	$126.2
19. Equity
Series A Junior Participating Preferred Stock and Stockholder Rights Plan
In September 2022, the Company authorized and declared a dividend of one preferred stock purchase right (Right) for each outstanding share of its common stock to stockholders of record at the close of business on September 20, 2022 (the Record Date) pursuant to a Rights Agreement, dated as of September 9, 2022 (Rights Agreement),with Broadridge Corporate Issuer Solutions, Inc. as Rights Agent. In addition, one Right was issued with each share of common stock that became outstanding after the Record Date. Each Right entitled the registered holder to purchase from the Company one thousandth of one share of the Company’s Series A junior participating preferred stock, par value $0.001 per share, at a purchase price equal to $1,000.00 per Right, subject to adjustment. Generally, the Rights were to become exercisable in the event any person or group of affiliated or associated persons acquires beneficial ownership of 10% (20% in the case of a passive institutional investor), subject to certain exceptions.
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
In June 2022, the Board approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. No shares were repurchased pursuant to the 2022 Repurchase Program during the year ended December 30, 2023. As of December 30, 2023, 5.0 million shares remained available for repurchase pursuant to the 2022 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities during the years ended December 30, 2023, December 31, 2022 and January 1, 2022:

	Years Ended
(in millions, except per share amounts)	December 30, 2023		December 31, 2022		January 1, 2022
Shares repurchased	—	(1)	3.0	(1)	0.5	(1)
Average cost per share	$—		$133.82		$235.88
Value of shares repurchased	$—		$401.5		$129.0

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Total stock-based compensation expense under both the 2007 Equity Plan and the 2017 Equity Incentive Plan for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $7.0 million, $47.7 million and $44.6 million, respectively.
Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Year Ended December 30, 2023		Year Ended December 31, 2022		Year Ended January 1, 2022
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	2.8	$83.85	2.9	$81.38	3.4	$77.44
Granted	0.1	177.29	0.1	150.91	0.1	250.15
Canceled	—	45.96	(0.1)	162.77	(0.2)	149.11
Exercised	(0.2)	43.22	(0.1)	54.53	(0.4)	53.55
Options outstanding, end of period	2.7	$87.79	2.8	$83.85	2.9	$81.38
Options exercisable, end of period	2.4	$73.79	2.4	$65.83	2.2	$57.09
Total stock option expense for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $8.8 million, $11.4 million and $13.0 million, respectively. As of December 30, 2023, the Company had $15.2 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 2.3 years.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number and weighted-average exercise price of outstanding and exercisable stock options segregated by exercise price ranges were as follows:

	Year Ended December 30, 2023			Year Ended December 31, 2022
(in millions, except range of exercise prices and average remaining contractual life)	Options Outstanding		Options Exercisable	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Number of Options	Number of Options	Average Remaining Contractual Life	Number of Options
$15.00 to $50.00	1.2	1.5	1.2	1.3	2.4	1.3
$50.01 to $80.00	—	2.5	—	0.1	3.7	0.1
$80.01 to $120.00	0.7	3.7	0.7	0.8	4.8	0.7
$120.01 to $160.00	0.4	6.0	0.3	0.4	7.1	0.2
$160.01 to $200.00	0.3	7.0	0.1	0.2	7.2	0.1
$200.01 to $230.00	—	6.5	—	—	7.2	—
$230.01 to $280.00	0.1	7.0	0.1	—	8.0	—
Total	2.7	4.9	2.4	2.8	4.3	2.4
As of December 30, 2023 and December 31, 2022, the weighted-average remaining contractual term of options outstanding was 4.9 years and 4.3 years, respectively. As of December 30, 2023 and December 31, 2022, the weighted-average remaining contractual term of options exercisable with an exercise price less than the closing price of the Company’s common stock was 2.9 years and 3.6 years respectively.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Year Ended December 30, 2023		Year Ended December 31, 2022		Year Ended January 1, 2022
(in millions, except for weighted-average grant date fair value)	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	3.2	$105.65	3.0	$104.13	2.9	$99.66
Granted	0.5	125.44	0.3	148.52	0.1	257.43
Canceled	(0.1)	172.19	(0.1)	168.90	—	204.33
Vested	(0.1)	173.18	—	184.04	—	163.71
RSUs outstanding, end of period	3.5	$105.87	3.2	$105.65	3.0	$104.13
Total RSU expense for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $20.1 million, $14.4 million and $9.0 million, respectively. As of December 30, 2023, the Company had $90.7 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 4.0 years, excluding any contingent compensation expense related to certain RSUs that were granted to the Company’s Chairman and CEO in connection with the amendment and restatement of his employment agreement. See “Employment and Severance Agreements” in Note 24, “Commitments and Contingencies” for further details on the CEO’s employment agreement.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Year Ended December 30, 2023			Year Ended December 31, 2022			Year Ended January 1, 2022
(in millions, except for weighted-average grant date fair value)	Units		Weighted-Average Grant Date Fair Value	Units		Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period	0.3		$180.04	0.3		$168.68	0.4	$120.28
Granted(1)	0.1	(1)	204.67	0.3	(1)	145.49	0.2	250.73
Canceled	—		155.98	(0.1)		139.73	—	166.84
Vested	(0.1)		179.42	(0.2)		127.46	(0.3)	86.95
PSUs outstanding, end of period	0.3		$190.04	0.3		$180.04	0.3	$168.68
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
During the year ended December 30, 2023, the Company awarded 103,000 PSUs that will vest three years from the award date, based on the achievement of certain pre-established multi-year performance criteria approved by the Board. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes is recorded in the period in which the changes occur. If earned, the PSUs granted will vest upon achievement of the performance criteria, which include a relative total shareholder return (TSR) component, in the year following the evaluation and confirmation of the performance achievement criteria. The Company’s TSR is based on the Company’s common stock percentile ranking relative to the constituents of the Nasdaq Composite Index for the performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of shares that may be earned can range from 0% to 200% of the target amount. The fair value of market-based RSUs is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of performance-based PSUs is determined using the closing price of the Company’s common stock on the grant date. Based on management’s estimate of the number of units expected to vest, total PSU (benefit) expense for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $(21.9) million, $21.9 million and $22.6 million, respectively. The PSU benefit amounts for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 relate to adjustments for the expected life-to-date performance of the PSU. As of December 30, 2023, the Company had $7.2 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.3 years.

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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended January 1, 2022
Risk-free interest rate	3.6% to 4.2%	1.0% to 1.9%	0.3% to 0.9%
Expected term (in years)	5.1 years to 5.9 years	5.1 years to 5.7 years	5.1 years to 5.6 years
Estimated volatility	31.6% to 36.7%	31.2% to 38.9%	30.9% to 34.7%
Expected dividends	0%	0%	0%
Weighted-average fair value of options granted	$75.08 per share	$49.69 per share	$75.72 per share
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
Estimated volatility. The estimated volatility is the amount by which the Company’s share price is expected to fluctuate during a period. The Company’s estimated volatilities for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 are based on historical and implied volatilities of the Company’s share price over the expected term of the option.
Expected dividends. The Board may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. Any determination to declare and pay dividends will be made by the Board and will depend upon the Company’s results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by the Board. In the event a dividend is declared, there is no assurance with respect to the amount, timing or frequency of any such dividends. The dividend declared in 2012 was deemed to be a special dividend and there is no assurance that special dividends will be declared again during the expected term. Based on this uncertainty and unknown frequency, for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, no dividend rate was used in the assumptions to calculate the stock-based compensation expense.
The Company has elected to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award, net of forfeitures. Forfeitures of stock-based awards are recognized as they occur. The total fair value of all options that vested during the years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $9.5 million, $12.4 million and $15.2 million, respectively.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock as of December 30, 2023 was $123.3 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock, as of December 30, 2023 was $123.3 million. The aggregate intrinsic value of options exercised during the years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $19.0 million, $14.6 million and $84.7 million, respectively.
The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $2.9 million, $2.5 million and $16.4 million for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the total stock-based compensation expense that is included in each functional line item of the consolidated statements of operations:

(in millions)	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended January 1, 2022
Cost of goods sold	$1.1	$1.0	$0.8
Selling, general and administrative	(1.5)	32.9	31.3
Research and development	7.4	13.8	12.5
Total	$7.0	$47.7	$44.6
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
The MRSP matches 100% of a participant’s salary deferral, up to 3% of each participant’s compensation for the pay period, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $4.9 million, $4.5 million and $3.4 million to the MRSP for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively, all in the form of matching contributions.
In addition, some of the Company’s international subsidiaries also have defined contribution plans to which both the employee and employers are eligible to make contributions. The Company contributed $5.5 million and $4.3 million for the year ended December 30, 2023 and December 31, 2022, respectively. The Company contributed immaterial amounts to these plans for the year ended January 1, 2022.
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
The service cost component for the defined benefit plans are recorded in operating expenses in the consolidated statement of operations. All other cost components are recorded in non-operating loss, net in the consolidated statement of operations.
The following table sets forth the funded status and amounts recognized in the consolidated balance sheet for the Company’s defined benefit plans.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	December 30, 2023		December 31, 2022
Plan Assets
Fair value of plan assets at beginning of year	$22.2		$21.7
Realized net gains (losses) on plan assets	1.1		(2.5)
Employer contributions	0.4		1.5
Participant contributions	0.6		0.5
Benefits paid	0.8		2.8
Foreign currency revaluation and translation gains and (losses)	(2.0)		(1.8)
Fair value of plan assets at end of year	$23.1		$22.2

Projected Benefit Obligation
Projected benefit obligation at beginning of year	$32.3		$32.3
Service cost	1.2		1.1
Interest cost	0.5		0.1
Participant contributions	0.6		0.5
Actuarial gains (losses)	2.3		(1.9)
Benefits paid	(0.5)	(1)	2.0
Foreign currency revaluation and translation gains and (losses)	(3.8)		(1.8)
Projected benefit obligation at end of year	$32.6		$32.3
Funded status	$(9.5)		$(10.1)
______________
(1)     Due to the timing of a cash transfer, there was a payable as of December 30, 2023, resulting in a negative allocation as of year end.
The net decrease in the fair value of the Company’s plan assets for the year ended December 30, 2023 was principally driven by $4.3 million of foreign currency revaluation on the plan assets, partially offset by $1.1 million of realized gains on assets, and $0.8 million of benefits paid.
The net decrease in the Company’s projected benefit obligation for the year ended December 30, 2023 was primarily driven by $6.1 million of foreign currency revaluation on the project benefit obligation, offset by change in the discount rate from the prior year and $2.3 million of actuarial gains.
The underfunded balance of $9.5 million and $10.1 million was included in the long-term other liabilities on the consolidated balance sheets as of December 30, 2023 and December 31, 2022, respectively.
The Company’s consolidated statement of operations reflect the following components of net periodic defined benefit costs:

(in millions)	Year Ended December 30, 2023	Year Ended December 31, 2022
Components of net periodic benefit cost	$—	$—
Service cost	1.2	1.1
Interest cost	0.5	0.1
Expected (gains) on plan assets	(0.7)	(0.6)
Amortization of net losses	—	0.1
Recognized net actuarial loss	—	0.3
Net periodic defined benefit plan cost	$1.0	$1.0

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts provided above for amortization of prior service costs (credits) and amortization of net losses represent the reclassifications of prior service cost (credits) and net actuarial gain (losses) that were recognized in accumulated other comprehensive (loss) income in prior periods.
Classification of amounts recognized in the consolidated balance sheets are as follows:

(in millions)	December 30, 2023	December 31, 2022
Non-current assets	$—	$—
Current liability	—	—
Non-current liability	9.5	10.1
International defined benefit plans with accumulated benefit obligations in excess of fair value of plan assets consist of the following:

(in millions)	December 30, 2023	December 31, 2022
Projected benefit obligation	$32.6	$32.3
Accumulated benefit obligation	28.3	31.0
Fair value of plan assets	$23.1	$22.2
Plan Assumptions
The Company determines actuarial assumptions on an annual basis. The actuarial assumptions used for the Company’s defined benefit plans for international participants will vary depending on the applicable country. On a weighted-average basis, the following assumptions were used to determine benefit obligations and to determine net periodic benefit cost:

	Year Ended December 30, 2023	Year Ended December 31, 2022
Assumptions - benefit obligations:
Discount rate	1.35%	1.61%
Rate of compensation increase	1.04	0.96
Assumptions - net periodic benefit costs:
Discount rate	1.91%	0.49%
Rate of compensation increase	1.43	0.09
Expected long-term return on plan assets(1)	3.53	1.70
Interest credit rate	1.98	2.34
______________
(1)     The pension expected return on assets assumption is derived primarily from underlying investment allocations and historical risk premiums per each plan, adjusted for current and future expectations, such as easing of global inflationary pressure.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets
The weighted-average asset allocations at year end by asset category were as follows:

	Actual Allocation
Asset category	December 30, 2023		December 31, 2022
Cash and cash equivalents	(5.0)%	(1)	3.0%
Equity securities	35.0		30.0
Debt securities	47.0		36.0
Other	24.0		31.0
______________
(1)     Due to the timing of a cash transfer , there was a payable as of December 30, 2023, resulting in a negative allocation as of year end.
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
Plan Contributions
The Company determines expected funding needs of its defined benefit pension plans based on legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company made $0.4 million and $1.5 million contributions to its defined benefit plans for the years ended December 30, 2023 and December 31, 2022, respectively. The Company expects to contribute $1.8 million for the fiscal year 2024.
Estimated Future Benefit Payments
The estimated future benefit payments, based upon the same assumptions used to measure the benefit obligations and expected future employee service, were as follows:

(in millions)	Year Ended December 30, 2023
2024	$0.4
2025	2.5
2026	2.4
2027	2.5
2028	2.2
Thereafter	4.2
Total	$14.2

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Non-operating Loss
Non-operating loss consists of the following:

(in millions)	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended January 1, 2022
Interest income	$3.0	$1.8	$0.9
Realized and unrealized foreign currency (loss) gain	(1.1)	7.3	(2.0)
Interest expense	(50.3)	(25.7)	(0.3)
Total non-operating loss	$(48.4)	$(16.6)	$(1.4)
23. Income Taxes
The components of income before provision for income taxes are as follows:

(in millions)	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended January 1, 2022
United States	$9.1	$77.6	$221.2
Foreign	79.0	115.8	53.2
Total	$88.1	$193.4	$274.4
The following table presents the current and deferred provision (benefit) for income taxes:

(in millions)	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended January 1, 2022
Current:
Federal	$15.0	$48.7	$38.1
State	3.5	6.1	7.1
Foreign	23.7	34.4	14.7
Subtotal	$42.2	$89.2	$59.9
Deferred:
Federal	$(12.5)	$(20.5)	$(4.9)
State	(9.0)	(8.7)	(6.1)
Foreign	(14.1)	(10.1)	(4.1)
Subtotal	(35.6)	(39.3)	(15.1)
Total	$6.6	$49.9	$44.8
Included in the fiscal year 2023, 2022 and 2021 tax provisions are increases of $7.4 million, $4.5 million and $3.6 million, respectively, for tax and accrued interest related to uncertain tax positions for each fiscal year.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended January 1, 2022
Statutory regular federal income tax rate	21.0%	21.0%	21.0%
U.S. tax on foreign income, net	10.0	4.8	0.9
Foreign income taxed at different rates	1.1	—	(0.3)
Transaction-related costs	—	0.9	—
Nondeductible executive compensation	(1.6)	2.9	2.1
Derecognition of uncertain tax position	(2.3)	(0.8)	(1.0)
State provision, net of federal benefit	(4.9)	(1.0)	0.3
Excess stock-based compensation	(3.2)	(1.2)	(5.5)
Research and development tax credits	(5.1)	(1.7)	(1.8)
Tax Credit	(9.2)	—	—
Other	1.6	0.9	0.6
Total	7.4%	25.8%	16.3%
As of December 30, 2023, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $875.5 million. Because such earnings have previously been subject to U.S. tax are eligible for a dividends received deduction when repatriated, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign withholding and state taxes. The Company considers $86.5 million of these accumulated undistributed earnings as no longer permanently reinvested and has accrued foreign withholding and state taxes, net of estimated foreign tax credits, of $1.9 million. The Company intends, however, to indefinitely reinvest the remaining $789.0 million of earnings. If the Company decides to distribute such permanently reinvested earnings, the Company would accrue estimated additional income tax expense of up to approximately $23.1 million.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets are as follows:

(in millions)	December 30, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$53.7	$34.7
Tax credits	33.2	18.0
Capitalized R&D	33.0	18.5
Deferred revenue	28.0	27.8
Accrued liabilities	24.6	32.1
Interest	15.6	22.4
Stock-based compensation	12.3	10.9
Operating lease liabilities	9.7	8.7
Other	7.3	5.8
Total	217.4	178.9
Valuation allowance	(18.9)	(7.3)
Total deferred tax assets	$198.5	$171.6

Deferred tax liabilities:
Inventory	$(0.8)	$(4.0)
Interest rate hedge	(1.9)	(4.1)
Withholding taxes on undistributed foreign earnings	(3.1)	(2.8)
State taxes and other	(10.4)	(7.5)
Operating lease liabilities	(11.8)	(8.6)
Property and equipment	(14.4)	(18.2)
Intangible assets	(160.5)	(186.7)
Other	(0.2)	(0.9)
Total deferred tax liabilities	(203.1)	(232.8)
Net deferred tax assets	$(4.6)	$(61.2)
As of December 30, 2023, the Company has $39.0 million and $208.1 million of net operating losses from federal and various state jurisdictions, which will begin to expire in 2037 and 2024, respectively. Additionally, the Company has $114.7 million of net operating losses from foreign jurisdictions that will begin to expire in 2024. The Company also has federal research and development tax credits of $2.8 million that will begin to expire in 2031, state research and development tax credits of $29.5 million that will carry forward indefinitely, $2.3 million of foreign tax credits on research and development expenditures that will begin to expire in 2042 and $8.2 million of Swiss tax credits that will begin to expire in 2026. In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized. In making this determination, the Company considered all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performance.
During the year ended December 31, 2022, the Company established a valuation allowance to reduce the deferred tax assets relating to certain acquired operating losses in certain foreign jurisdictions that the Company believes are not likely to be realized. During the year ended December 30, 2023, there was an increase in the valuation allowance of $11.6 million, primarily due to the losses of certain foreign operations, and additional valuation allowance established, within the Purchase Price Allocation measurement period, to reduce the deferred tax assets relating to certain acquired operating losses in certain state jurisdictions that the Company believes are not likely to be realized.
As a result of certain business and employment actions undertaken by the Company, income earned in a certain European country is subject to a reduced tax rate through 2023. For the year ended December 30, 2023 and December 31, 2022, the estimated income tax benefit related to such business arrangement was $1.4 million and $1.7 million, respectively, and impacted net income per diluted share by $0.03 for each year.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

(in millions)	Year Ended December 30, 2023	Year Ended December 31, 2022
Unrecognized tax benefits (gross), beginning of period	$26.1	$21.6
Increase from tax positions in current period	7.9	6.0
Increase from tax positions in prior period	1.3	0.7
Decrease from tax position in prior period	—	(0.6)
Lapse of statute of limitations	(2.3)	(1.6)
Unrecognized tax benefits (gross), end of period	$33.0	$26.1
The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $30.6 million and $24.0 million as of December 30, 2023 and December 31, 2022, respectively. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
For the year ended December 30, 2023 the Company recorded an expense of $1.0 million for interest and penalties related to unrecognized tax benefits as part of income tax expense. For the year ended December 31, 2022, the Company recorded a benefit of $0.3 million for interest and penalties related to unrecognized tax benefits as part of income tax expense.
Total accrued interest and penalties related to unrecognized tax benefits as of December 30, 2023 and December 31, 2022 were $2.1 million and $1.1 million, respectively.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2019. All material state, local and foreign income tax matters have been concluded through fiscal year 2016.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
On March 22, 2023, in connection with the Board’s unanimous selection of H Michael Cohen as Lead Independent Director, Mr. Kiani voluntarily irrevocably and permanently waived his right to treat the appointment of any lead independent director as “Good Reason”, to terminate his employment under the Amended Employment Agreement, and waived his right to receive contractual separation payments on this basis.
On June 5, 2023, Mr. Kiani, pursuant to a Limited Waiver (Waiver), unconditionally, irrevocably and permanently waived his right, pursuant to the Amended Employment Agreement, to assert that a “Change in Control” has occurred pursuant to Section 9(iii) of the Amended Employment Agreement unless the individuals who constituted the Board at the beginning of the twelve (12) month period immediately preceding such change, as defined in Section 9(iii) of the Amended Employment Agreement, cease for any reason to constitute one-half or more of the directors then in office. In addition, Mr. Kiani agreed that, for purposes of determining whether such a “Change in Control” has occurred, any individual elected to the Board at the Company’s 2023 Annual Meeting will be treated as a member of the Board at the beginning of the twelve (12) month period.
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
As of December 30, 2023, the Company had severance plan participation agreements with six executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008.
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
Willow Cross-Licensing Agreement Provisions
The Company’s Cross-Licensing Agreement with Willow contains annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Upon a change in control (as defined in the Cross-Licensing Agreement) of the Company or Willow: (i) all rights to the “Masimo” trademark will be assigned to Willow if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark; (ii) the option to license technology developed by Willow for use in blood glucose monitoring will be deemed automatically exercised and a $2.5 million license fee for this technology will become immediately payable to Willow; and (iii) the minimum aggregate annual royalties payable to Willow for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and/or glucose measurements will increase to $15.0 million per year until the exclusivity period of the agreement ends, plus up to $2.0 million for each additional vital sign measurement with no maximum ceiling for non-vital sign measurements.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $274.5 million of purchase commitments as of December 30, 2023 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of December 30, 2023, the Company had approximately $4.3 million in outstanding unsecured bank guarantees.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of December 30, 2023, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of December 30, 2023, the Company had $163.0 million of bank balances, of which $7.6 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its healthcare products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential healthcare customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the years ended December 30, 2023, December 31, 2022 and January 1, 2022, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 53.2%, 53.8% and 51.9% of healthcare revenue, respectively.
For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, the Company had sales through one just-in-time healthcare distributor that represented 18.1%, 10.1%, and 14.6% of consolidated revenue, respectively.
As of December 30, 2023 and December 31, 2022, one healthcare customer represented 6.4% and 9.1%, respectively, of the Company’s consolidated accounts receivable balance. The receivable balance related to such healthcare customer is fully secured by a letter of credit.
As of December 30, 2023, there were no customer concentration risks associated with the Company’s non-healthcare business.
Litigation
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the United States District Court for the Central District of California for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Apple filed petitions for Inter Partes review (IPR) of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO instituted IPR of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the IPR proceedings. In the IPR proceedings, one or more of the challenged claims of three of the asserted patents were found valid. The challenged claims of nine of the asserted patents were found invalid. On appeal, the U.S. Court of Appeals for the Federal Circuit affirmed all the IPR decisions except it reversed a finding of invalidity for certain dependent claims of one Masimo patent. From April 4, 2023 through May 1, 2023, the District Court held a jury trial on the trade secret, ownership, and inventorship claims. The District Court granted Apple’s motion for judgment as a matter of law on certain trade secrets and denied the remainder of Apple’s motion. On May 1, 2023, the District Court declared a mistrial because the jury was unable to reach a unanimous verdict. The District Court has not yet scheduled a new trial, but has indicated it is prepared to start trial on October 31, 2024.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 30, 2021, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Apple for infringement of a number of other patents. The Company filed an amended complaint on July 12, 2021. On August 13, 2021, the ITC issued a Notice of Institution of Investigation on the asserted patents. From June 6, 2022 to June 10, 2022, the ITC conducted an evidentiary hearing. In July and August 2022, Apple filed petitions for IPR of the asserted patents in the PTO. On January 10, 2023, a United States Administrative Law Judge in Washington, D.C. ruled that Apple violated Section 337 of the Tariff Act of 1930 (Section 337), as amended, by importing and selling within the United States certain Apple Watches with light-based pulse oximetry functionality and components, which infringe one of the Company’s pulse oximeter patents. On January 24, 2023, the United States Administrative Law Judge further recommended that the ITC issue an exclusion order and a cease and desist order on certain Apple Watches. On October 26, 2023, the ITC issued a Notice of Final Determination finding a violation of Section 337 by Apple. The ITC determined that that appropriate form of relief is a Limited Exclusion Order (LEO) prohibiting the unlicensed entry of infringing wearable electronic devices with light-based pulse oximetry functionality manufactured by or on behalf of Apple, and a Cease and Desist Order (CDO). The LEO and CDO went into effect after the 60-day Presidential review period expired. The LEO and CDO are currently in effect. Apple’s appeal to the Federal Circuit is pending. On January 30, 2023, the PTO denied institution of IPR proceedings for the Company’s pulse oximeter patents that the ITC ruled were infringed. With respect to the other patents asserted at the ITC, the PTO denied institution of IPR proceedings for two patents and instituted IPR proceedings for two patents in January and February 2023. In the IPR proceedings, one or more of the challenged claims were found valid, while others were found invalid. The time period for the appeal is pending.
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
On February 5, 2023 the Board approved and adopted amended and restated bylaws (the Amended and Restated Bylaws) which reverted mostly to the Second Amended and Restated Bylaws of the Corporation, dated as of October 24, 2019 (included as Exhibit 3.1 to the Current Report on Form 8-K, filed by the Corporation with the U.S. Securities and Exchange Commission on October 30, 2019). In addition, effective February 8, 2023, Mr. Kiani agreed that the valid election to the Board at the 2023 Annual Meeting of any two individuals nominated by the Company stockholders in lieu of two of the Company’s then-current Board members would not be deemed to constitute a “Change in Control” for purposes of Section 9(iii) of his employment agreement. On February 8, 2023, the Court informed the parties that the Amended and Restated Bylaws mooted the Bylaw Amendments dispute and continued trial on the change in control provisions. On May 1, 2023, Politan filed a motion for an interim fee award of attorneys’ fees and expenses.
On March 3, 2023, Politan filed a motion for leave to file a second amended and supplemented verified complaint (the Second Amended Complaint), which the Court granted on March 15, 2023. The Second Amended Complaint added the California State Teachers’ Retirement System (CalSTRS) as a co-plaintiff and added several former members of the Company’s Board as additional co-defendants. On July 18, 2023, the Court granted a stipulation to dismiss some of the former Board members. On August 7, 2023, Politan filed a third amended and supplemented complaint. On September 7, 2023, the Court granted the plaintiffs’ motion to dismiss the case without prejudice. On November 17, 2023, the Court granted Politan’s motion for an award of attorneys’ fees and expenses amounting to approximately $18 million.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 22, 2023, a putative class action complaint was filed by Sergio Vazquez against the Company and members of its management alleging violations of the federal securities laws. On November 14, 2023, the court appointed Boston Retirement System, Central Pennsylvania Teamsters Pension Fund-Defined Benefit Plan, and Central Pennsylvania Teamsters Pension Fund-Retirement Income Plan 1987 as lead plaintiffs. The lead plaintiffs filed an amended complaint on February 12, 2024. The amended complaint alleges that the Company and members of its management, from May 4, 2022 through August 8, 2023, disseminated materially false and misleading statements and/or concealed material adverse facts relating to the performance of its healthcare business and the success of the Company’s legacy Sound United business. The Company believes it has good and substantial defenses to the claims in the amended complaint, but there is no guarantee that the Company will be successful in these efforts. The Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying consolidated financial statements.
In August 2023, the Company determined to initiate a voluntary recall of select Rad-G® products in connection with an issue that can result in an unintentional change in the power state of the device. On February 14, 2024, we initiated the voluntary recall. On February 21, 2024, we received a subpoena from the Department of Justice seeking documents and information related to the Company’s Rad-G® and Rad-97® products, including information relating to complaints surrounding the products and the Company’s decision to recall the Rad-G®. We are investigating the reasons for the delay between August 2023 and February 2024 when the recall was initiated. We are cooperating with the government and may expend significant financial and managerial resources in connection with responding to the subpoena and any related investigation or any other future requests for information.
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
Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the segment. The Company uses gross profit, as presented in the Company’s financial reports, as the primary measure of segment profitability. The Company uses the same accounting policies to generate segment results as the Company does for consolidated results. Segment information presented herein reflects the impact of these changes for all periods presented. For the year ended December 30, 2023, intercompany revenues between healthcare and non-healthcare were $7.7 million. For the year ended December 31, 2022, there was no intercompany revenue between healthcare and non-healthcare. All inter-segment transactions and balances are eliminated in consolidation for all periods presented below.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected information by reportable segment is presented below for the years ended December 30, 2023, December 31, 2022 and January 1, 2022:

(in millions)	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended January 1, 2022
Revenues by segment:
Healthcare	$1,275.5	$1,340.3	$1,239.2
Non-healthcare	772.6	695.5	—
Total revenue by segment	$2,048.1	$2,035.8	$1,239.2
Gross profit:
Healthcare	$777.1	$870.2	$808.4
Non-healthcare	258.0	252.5	—
Other(1)	(31.6)	(63.9)	—
Gross profit	$1,003.5	$1,058.8	$808.4
__________________
(1)     Management excludes certain corporate expenses from segment gross profit. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment gross profit because management evaluates the operating results of the segments excluding such items.
The Company’s depreciation and amortization by segment are as follows:

(in millions)	Year Ended December 30, 2023	Year Ended December 31, 2022	Year Ended January 1, 2022
Total depreciation and amortization by segment:
Healthcare	$38.1	$36.0	$35.6
Non-healthcare	60.1	100.1	—
Total depreciation and amortization by segment	$98.2	$136.1	$35.6
The Company’s total assets by segment are as follows:

(in millions)	December 30, 2023	December 31, 2022
Total assets by segment:
Healthcare	$1,631.8	$1,594.1
Non-healthcare	1,390.6	1,597.5
Corporate overhead	19.1	19.0
Total assets by segment	$3,041.5	$3,210.6
The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are as follows:

(in millions, except percentages)	Year Ended December 30, 2023		Year Ended December 31, 2022		Year Ended January 1, 2022
Total long-lived assets by geographic area:
United States	$317.9	74.6%	$319.7	79.1%	$239.4	86.9%
International	108.0	25.4	84.5	20.9	36.0	13.1
Total long-lived assets by geographic area	$425.9	100.0%	$404.2	100.0%	$275.4	100.0%

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule presents an analysis of the Company’s revenues based upon the geographic area:

(in millions, except percentages)	Year Ended December 30, 2023		Year Ended December 31, 2022		Year Ended January 1, 2022
Total revenue by geographic area:
United States (U.S.)	$1,058.8	51.7%	$1,141.7	56.1%	$822.4	66.4%
Europe, Middle East and Africa	571.9	27.9	523.6	25.7	251.8	20.3
Asia and Australia	351.0	17.1	326.8	16.1	123.6	10.0
North and South America (excluding U.S.)	66.4	3.3	43.7	2.1	41.4	3.3
Total revenue by geographic area	$2,048.1	100.0%	$2,035.8	100.0%	$1,239.2	100.0%

Schedule II
MASIMO CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(in millions)

Description	Balance at Beginning of Period	Additions Charged to Expense and Other Accounts		Amounts Charged Against Reserve	Balance at End of Period
Year ended December 30, 2023
Allowance for credit losses	$7.9	$(2.7)		$(0.2)	$5.0
Allowance for sales returns	5.3	3.8		(0.4)	8.7
Year ended December 31, 2022
Allowance for credit losses	2.5	5.6	(1)	(0.2)	7.9
Allowance for sales returns, as adjusted	1.5	11.1	(1)	(7.3)	5.3
Year ended January 1, 2022
Allowance for credit losses	1.8	0.7		—	2.5
Allowance for sales returns, as adjusted	2.2	(0.6)		(0.1)	1.5

Description	Balance at Beginning of Period	Additions Charged to Expense and Other Accounts	Amounts Charged Against Reserve	Balance at End of Period
Year ended December 31, 2022
Allowance for sales returns. as previously filed	0.1	0.2	—	0.3
Year ended January 1, 2022
Allowance for sales returns. as previously filed	1.2	(1.0)	(0.1)	0.1
______________
(1)     Additions charged to expense and other accounts include amounts from immaterial business combinations.
(2)     Includes an immaterial correction of an error to the allowance for sales return for the years ended December 31, 2022 and January 1, 2022.