Form 10-K/A
period 2023-12-30
MASIMO CORP
filed 2024-04-29
CIK 937556

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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “Original Form 10-K”). This Amendment No. 1 is being filed to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the registrant’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. As of the date of this Amendment No. 1, the registrant does not intend to file a definitive proxy statement containing the information required in Part III of Form 10-K within such 120-day period. Accordingly, the registrant is filing this amendment to include such omitted information as part of the Original Form 10-K.
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

2

MASIMO CORPORATION
AMENDMENT NO. 1 TO FISCAL YEAR 2023 FORM 10-K ANNUAL REPORT

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Background and Qualifications
The names of our current directors, their respective age, director class and position(s) as of April 29, 2024 are listed below.

				Committee Membership
Name	Age	Independent	Chairman of the Board	Audit	Compensation	Nominating, Compliance and Corporate Governance
Michelle Brennan(1)	58	✓			✓	✓
Robert Chapek	65	✓			✓	✓
Rolf Classon(2)	78	✓		✓
Joe Kiani(3)	59		✓
Quentin Koffey(4)	46	✓		✓
Craig Reynolds(5)	75	✓		✓	✓	✓
____________________________
(1)    Ms. Brennan joined the Board of Directors on June 26, 2023. She was appointed to the Compensation and Nominating, Compliance and Corporate Governance Committees on July 12, 2023.
(2)    Mr. Classon joined the Board of Directors on November 3, 2023 and was appointed to the Audit Committee on January 4, 2024.
(3)    Please see “Executive Officers” in this Item 10 below for Mr. Kiani’s biography.
(4)    Mr. Koffey joined the Board of Directors on June 26, 2023. He was appointed to the Audit Committee on July 12, 2023.
(5)    Mr. Reynolds was appointed Chairperson of the Audit Committee on February 29, 2024.
Michelle Brennan has served as a member of our Board since June 2023. Ms. Brennan currently serves on the boards of Cardinal Health, Inc. and Peroshere Technologies, Inc., where she sits on the Audit Committee and the Human Resources & Compensation Committee. Before her retirement, Ms. Brennan held various positions at Johnson & Johnson, a researcher, developer, and manufacturer in the healthcare and consumer packaged goods fields. Prior to that role, she served as Company Group Chair of Medical Devices in Europe, the Middle East, and Africa (“EMEA”) from 2015 to December 2018, and from 2007 to 2014 she held various senior management positions including President of Enterprise Standards & Productivity, Worldwide President of Ethicon Energy, Regional President of Ethicon Endo Surgery for EMEA, the Mediterranean and Iberia, and Worldwide Vice President of Business Development & Strategy for Ethicon Endo Surgery. Ms. Brennan earned a B.S. in Business Administration from the University of Kansas.
Ms. Brennan was elected to our Board pursuant to a contested proxy solicitation in 2023.
Robert Chapek has served as a member of our Board of Directors since January 2024. Mr. Chapek is an experienced media and entertainment executive with nearly 30 years of experience at The Walt Disney Company (NYSE: DIS), most recently serving as its Chief Executive Officer from February 2020 to November 2022. Prior to becoming Disney’s Chief Executive Officer, Mr. Chapek served as Chairman of Disney Parks, Experiences and Products since the segment’s creation in 2018. Prior to that, he was Chairman of Walt Disney Parks and Resorts since 2015. During his tenure at Parks, Mr. Chapek oversaw the opening of Disney’s first theme park and resort in mainland China, Shanghai Disney Resort, and the addition of numerous guest offerings across Disney’s six resort destinations in the U.S., Europe and Asia, including the creation of the new Star Wars: Galaxy’s Edge lands at Disneyland and Walt Disney World. Mr. Chapek previously served as head of Disney Consumer Products, where he managed Disney’s film content distribution strategy across multiple platforms and drove a technology-led transformation of the business, and as President of Walt Disney Studios Home Entertainment, where he led the organization to record-setting performances and played a key role in the commercialization of the Studio’s film business and spearheaded the successful “vault strategy” for Disney’s iconic films. Mr. Chapek previously served on the board of the Make-A-Wish Foundation. Prior to joining Disney in 1993, Mr. Chapek worked in brand management at H.J. Heinz Company, and in advertising at J. Walter Thompson. He holds a degree in microbiology from Indiana University Bloomington, and received his MBA from Michigan State University.
Our Board believes Mr. Chapek’s experience as Chief Executive Officer and a member of the board of directors of Disney, a large public company with global operations, allows him to provide additional insight to the Board of Directors on strategy and business decisions as well as make valuable contributions to the Compensation Committee and the Nominating, Compliance and Corporate Governance Committee.
Rolf Classon has served as a member of our Board of Directors since November 2023. Mr. Classon is an experienced biopharma and medical technology executive. From October 2002 until his retirement in July 2004, Mr. Classon was Chairman of the Executive Committee of Bayer HealthCare AG, a subsidiary of Bayer AG. He served as President of Bayer Diagnostics from 1995 to 2002 and as Executive Vice President of Bayer Diagnostics from 1991 to 1995. Prior to 1991, Mr. Classon held various management positions with Pharmacia Corporation. Mr. Classon previously served as Vice Chairman of the Supervisory Board of Fresenius Medical Care AG & Co. KGaA (NYSE: FMS) from 2011 to 2023. He has served as Chairman of the Board of BICO Group AB since May 2023, having joined its board of directors in April 2022. Mr. Classon has served on the board of Catalent, Inc. (NYSE: CTLT) since 2014. He was previously Chairman of the Board of Directors of Perrigo Company plc (NYSE: PRGO) from 2018 to May 2022, having joined that board as a director in May 2017, and Chairman of the Board of Directors of Tecan Group Ltd., serving from 2009 until April 2018. Mr. Classon served as Chairman of the Board of Directors of Hill-Rom Corporation (NYSE: HRC) from 2006 until March 2018, also serving as Vice Chairman of the Board from 2003 through May 2005 and as interim Chief Executive Officer from May 2005 until March 2006. From 2005 to 2015, Mr. Classon served as Chairman of the Board of Directors of Auxilium Pharmaceuticals, Inc., and as Vice Chairman from March 2005 to April 2005. He also previously served as a director of Sequanna Medical AG from 2016 to 2017; of Aerocrine AB, Stockholm from 2013 to 2015; of Millipore Corporation from 2005 to 2010; of Prometheus Laboratories Inc. from 2004 to 2010; and of Enzon Pharmaceuticals Inc. from 1997 to 2011. Mr. Classon received his Chemical Engineering Certificate from the Gothenburg School of Engineering and a Business Degree from the Gothenburg University.
Our Board believes that Mr. Classon’s extensive experience as an executive officer at biopharma and medical technology companies allows him to provide additional insight to the Board of Directors on strategy and business decisions as well as make valuable contributions to the Audit Committee.
Quentin Koffey has served as a member of our Board since June 2023. Mr. Koffey is the Managing Partner and Chief Investment Officer of Politan. Prior to founding Politan, Mr. Koffey was a partner at Senator Investment Group LP, and a Portfolio Manager for Strategic Investments at The D.E. Shaw Group. Mr. Koffey also served as a Portfolio Manager at Elliot Management Corporation. Mr. Koffey holds a BA from Yale College, a JD from Stanford Law School, and an MBA from Stanford Graduate School of Business.
Mr. Koffey was elected to our Board pursuant to a contested proxy solicitation in 2023.
Craig Reynolds has served as a member of our Board of Directors since April 2014. Mr. Reynolds previously held the role of Chief Executive Officer and a director of Cereve, Inc., a medical company engaged in resolving insomnia issues. Prior to joining Cereve, Mr. Reynolds served as Chief Operating Officer of Philips-Respironics Home Health Solutions, a subsidiary of Philips, from 2008 to 2010. Prior to Philips-Respironics, Mr. Reynolds was the Chief Operating Officer and a board member of Respironics, Inc., from 1998 to 2008. From 1993 to 1998, Mr. Reynolds was with Healthdyne Technologies, Inc., a medical device company, serving for five years as Chief Executive Officer and a director. From 1981 through 1992, Mr. Reynolds was with Healthdyne, Inc. in the positions of Executive V.P. (1981 to 1983), President of Healthdyne Cardiovascular Division (1984 to 1985) and President of Healthdyne Homecare Division (1986 to 1992). From 2008 through 2014, Mr. Reynolds served as a director of Symmetry Medical, Inc., most recently as Chairman of the Board. He also served as Chairman of the Board of Symmetry Surgical, Inc. from 2014 through 2016. Mr. Reynolds was a member of the Board of Directors of Vapotherm, Inc. from 2010 through late 2020, and Welch Allyn, Inc. from 2010 through 2014. Mr. Reynolds earned his B.S. in Industrial Management from the Georgia Institute of Technology and his M.B.A. from Georgia State University.
Our Board believes that Mr. Reynolds’ extensive experience as an executive officer at other medical device companies allows him to provide additional insight to the Board on strategy decisions as well as make valuable contributions to the Audit Committee, the Compensation Committee and the Nominating, Compliance and Corporate Governance Committee.

Executive Officers
The names of our executive officers, their ages, their position(s) with Masimo and other biographical information as of April 29, 2024, are set forth below.

Name	Age	Position(s)
Joe Kiani	59	Chief Executive Officer and Chairman of the Board
Micah Young	45	Executive Vice President, Chief Financial Officer
Bilal Muhsin	43	Chief Operating Officer
Tao Levy	50	Executive Vice President, Business Development
Tom McClenahan	51	Executive Vice President, General Counsel and Corporate Secretary
Blair Tripodi	51	Chief Operating Officer, Consumer Division
Joe Kiani is the founder of Masimo and has served as our Chief Executive Officer (“CEO”) and Chairman of the Board since our inception in 1989. He is an inventor on more than 100 patents related to signal processing, sensors and patient monitoring, including patents for the invention of Measure-through motion and low-perfusion pulse oximetry. Mr. Kiani holds a B.S.E.E. and an M.S.E.E. from San Diego State University. In addition to Mr. Kiani’s role at Masimo, he is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (the “Masimo Foundation”), and the Chairman and CEO of Willow Laboratories, Inc. Mr. Kiani also serves on a number of other Boards of Directors, including CHOC Children’s Orange/CHOC Children’s at Mission Hospital, the Medical Device Manufacturers Association, Like Minded Media Ventures, CalTech and The Carter Center Board of Councilors founded by President Jimmy Carter. In 2021, Mr. Kiani was appointed by President Joe Biden to the President’s Council of Advisors on Science and Technology (PCAST). Mr. Kiani served on the Board of Directors of Stereotaxis, Inc. from September 2016 to May 2021. As Masimo’s founder, CEO and Chairman of the Board since our formation in 1989, Mr. Kiani has the deepest understanding of Masimo, our history, our culture and our technology. He has broad experience in a wide range of functional areas, including strategic planning, strategic investments, engineering and development, and legal and governmental affairs. Our Board believes Mr. Kiani is critical in his roles as Chairman and CEO to our continued development and growth.
Micah Young has served as our Executive Vice President, Chief Financial Officer (“CFO”) since October 2017. From July 2012 to September 2017, Mr. Young served as Vice President, Finance, at NuVasive, Inc. (Nasdaq: NUVA), a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Prior to that time, he served as NuVasive, Inc.’s Senior Director, Finance, Global Operations, from December 2009 to July 2012. From 2002 to 2009, Mr. Young held various accounting and finance positions with Zimmer Holdings, Inc., a company focused on the design, development, manufacture and marketing of orthopedic reconstructive, spinal and trauma devices, dental implants and related surgical products. Prior to his time at Zimmer Holdings, Inc., Mr. Young was an accountant at Deloitte & Touche LLP from 2000 to 2002. He holds a B.S. in Accounting and Criminal Justice from Indiana Wesleyan University and is a Certified Public Accountant (inactive).
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

Blair Tripodi has served as our Chief Operating Officer, Consumer Division since September 2022. Prior to September 2022, Mr. Tripodi was the Chief Commercial Officer of DEI Holdings, Inc. (“DEI”), a wholly owned subsidiary of Viper Holding Corporation, the parent company of Sound United, since September 2015. Mr. Tripodi joined DEI in January 2013 and served as Chief Marketing Officer and Senior Vice President, International for Sound United. Prior to joining DEI, Mr. Tripodi worked as Managing Director of Under Armour’s European, Middle Eastern and African business, being one of the first executives on the ground to help launch the global sports company. Mr. Tripodi’s previous experience includes serving as Director, Brand and Business Development for the U.S. Olympic Committee, as well as serving in various roles with Nike, Inc. Mr. Tripodi holds a B.A. in Psychology from the University of Western Ontario.
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
SEC regulations require us to identify in this Annual Report on Form 10-K anyone who failed to file a timely required report during the most recent fiscal year. Based solely upon our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 30, 2023, all Section 16(a) filing requirements were satisfied on a timely basis, except for one Form 4 for Mr. Koffey reporting a grant of an RSU award with respect to 1,228 shares on June 26, 2023 that was filed on July 6, 2023 and one Form 4 for Ms. Brennan reporting a grant of an RSU award with respect to 1,228 shares on June 26, 2023 that was filed on June 29, 2023.
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
Consideration of Director Nominees
No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders that was filed with the SEC on May 24, 2023.
Audit Committee; Financial Expert
We maintain a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Messrs. Koffey, Classon and Reynolds, with Mr. Reynolds serving as the Chairperson of the Audit Committee. From January 2023 to June 2023, the members or our Audit Committee were H Michael Cohen (Chairperson), Adam Mikkelson and Julie Shimer, Ph.D. In June 2023, Mr. Cohen and Dr. Shimer ceased serving on our Board. Messrs. Reynolds and Koffey joined the Audit Committee in July 2023, at which time Mr. Mikkelson was appointed as Chairperson of the Audit Committee. Mr. Classon was appointed to the Audit Committee in January 2024. In February 2024, following Mr. Mikkelson ceasing to serve on our Board, Mr. Reynolds was appointed the Chairperson of the Audit Committee. Our Board has determined that Mr. Reynolds is an audit committee financial expert, as defined under applicable SEC rules, and that Mr. Reynolds meets the background and financial sophistication requirements under Nasdaq Listing Rule 5605(c)(2)(A). In making this determination, the Board made a qualitative assessment of Mr. Reynolds’ level of knowledge and experience based on a number of factors, including his formal education and experience.

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
This Compensation Discussion and Analysis describes the material elements of our executive compensation program for our Principal Executive Officer, Principal Financial Officer and the next three most highly-compensated executive officers of the Company that were serving as an executive officer at the end of fiscal 2023 (our “Named Executive Officers” or “NEOs”). During fiscal 2023, these individuals were:

Name	Position(s)
Joe Kiani	Chief Executive Officer and Chairman of the Board
Micah Young	Executive Vice President, Chief Financial Officer
Bilal Muhsin	Chief Operating Officer
Tao Levy	Executive Vice President, Business Development
Tom McClenahan	Executive Vice President, General Counsel and Corporate Secretary
Our Compensation Discussion and Analysis also provides an overview of our executive compensation philosophy and objectives. Finally, it analyzes how and why the Compensation Committee of our Board (the “Compensation Committee”) arrived at the specific compensation decisions for our executive officers, including our NEOs, for fiscal 2023 including the key factors that the Compensation Committee considered in determining their compensation.
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
2023 Compensation Highlights
Based on fiscal year 2023 financial performance, our CEO and NEOs:
•Received no base salary increases in fiscal year 2023;
•Earned no bonuses for fiscal year 2023; and
•Earned only 28% of the performance shares granted in 2021 for the fiscal year 2023 performance period.

2023 Business Highlights
Achieved a record contracting year with hospital customers:
• We had a record year in 2023 for our U.S. healthcare business and the second highest year for our worldwide healthcare business in terms of new customer wins converting hospital customers over to Masimo technologies.

• As a result of strong hospital contracting, our unrecognized contact revenue (as of the end of fiscal year 2023) increased 17% over the prior year period.

Achieved key product and technology milestones:
• Masimo Opioid Halo™ was granted de novo classification by the FDA, making it the first and only FDA-authorized opioid overdose prevention and alert system for detecting opioid-induced respiratory depression.

• Masimo Radius VSM™ received FDA 510(k) clearance. The Radius VSM™ is a patient worn, continuous multi-parameter vital signs monitor that allows ambulation and movement while ensuring patients remain continuously monitored.

• We launched the Masimo Stork™, a revolutionary smart home baby monitoring system. This innovative system offers parents insight into their baby’s health data, helping them learn more about and be better connected to their baby.

• ORi, a noninvasive, continuous parameter designed to provide additional insight into a patient’s oxygen status in the moderate hyperoxic range under supplemental oxygen, was granted a De Novo by the FDA.

2023 Business Highlights - (Continued)
• The medical version of our W1 watch received FDA 510(k) clearance for over-the-counter (OTC) and prescription use (Rx). Masimo W1 is the first FDA-cleared watch to provide continuous real-time oxygen saturation (SpO2) and pulse rate (PR) for OTC and Rx use.

• We expanded the capabilities of our HEOS® platform by providing our customers with health tracking capabilities integrated into their favorite audio solutions. The global expansion of the HEOS® platform enables an always-on connection to the Masimo Health secure cloud device, thereby empowering consumers with an enhanced health tracking experience.

• We launched the Denon PerL™ and PerL Pro™ True Wireless Earbuds powered by Masimo AAT™, allowing users to create a personal audio profile to optimize the sound quality of the headphones.
Consideration of Say-on-Pay Advisory Vote
Our Board believes it is important to be responsive to feedback from our stockholders about our executive compensation program. In the months preceding and since the 2023 Annual Meeting of Stockholders, at which only 56% of the stockholders votes were cast in favor of our say-on-pay, certain of our independent directors engaged in extensive outreach efforts to understand our stockholders’ concerns regarding out compensation practices. The CEO and other executives participated in these meetings, but were not present unless asked to be present for discussions of their compensation. Across conversations with stockholders holding over 50% of our outstanding shares, we received valuable feedback that the Compensation Committee carefully considered in designing our 2024 executive compensation program. Key compensation-related themes discussed across these meetings, as well as how we responded to the feedback received, are summarized below.
Stockholder Feedback Related to Executive Compensation

Investor Feedback	Our Responses
Changes for 2023
Consider adding a relative TSR metric to the long-term incentive award.	Commencing in 2023 and continuing for 2024, the Company added a relative TSR metric to the performance share units granted to our executive officers that requires Company TSR out-performance at the 55th percentile relative to the constituents of the Nasdaq Composite Index to achieve target payout over a three-year cumulative performance period. If the Company’s absolute TSR is negative, the funding percentage is capped at 100%.
For long-term incentive compensation plans, consider moving to three-year cumulative financial metrics rather than annual metrics at the end of a three-year performance period.	For 2023, we incorporated three-year cumulative Adjusted Revenue and Operating Income performance metrics in the design of the performance share units. For 2024, we incorporated a three-year cumulative non-GAAP Operating Income performance metric in the design of the performance share units.
Continue to enhance disclosure on our executive compensation program.
We have endeavored to increase the transparency of and details regarding our executive compensation program and governance practices throughout this Annual Report on Form 10-K, including key details regarding 2023 and 2024 enhancements to our incentive structures as outlined below.

Stockholders expressed a preference that future executive employment agreements include only double trigger cash severance provisions in connection with a change-in-control.	Starting in 2023, the Compensation Committee has committed that any new employment agreements will include only double trigger change-in-control provisions.

Changes in 2024
Consider setting performance goals at the higher end of guidance, rather than the mid-point of guidance	We set the performance targets under both our annual cash incentive and 2024-2026 PSUs at the high end of guidance provided to stockholders, incentivizing exceptional performance.
Preference for separate metrics in the annual cash incentive and PSUs.	We removed Adjusted Revenue from the 2024-2026 PSU design while retaining it in the 2024 annual incentive. As such, the metrics considered under each incentive structure are separate and distinct.
Preference for higher weighting of TSR in the in the PSUs.	For 2024, we increased the weighting of 3-year relative TSR in our 2024-2026 PSUs from 20% to 50% of the award.

Overview of 2024 Incentive Compensation Program Design
Our Board believes that it is important to be responsive to stockholders’ viewpoints about our executive compensation program. After considering the feedback we received from stockholders as summarized above, we made several responsive changes to enhance our 2024 incentive compensation structures. Key features of our 2024 annual and long-term incentive programs are highlighted in the following tables.

2024 Annual Cash Incentives
Performance Period	Annual cash incentives are earned, if at all, at the end of a one-year performance period based on the Company’s actual performance as measured against pre-established performance objectives.
Metrics and	2024 Adjusted Revenue(1) (50%)
Weighting	2024 Adjusted Non-GAAP Earnings Per Share (New Definition)(1) (50%)
Performance Achievement	Maximum: 110%
Target: 100%
Threshold: 90%
Achievements between the threshold and maximum are based on a linear interpolation between points along the funding percentage curve.
Rigorous Performance Goals
2024 Adjusted Revenue(1): The target for the Company’s revenue was set at the top end of its financial guidance range, which represents a significant increase in revenue compared to the prior year actual results. Furthermore, the target is intended to incentivize management to deliver revenue performance that exceeds the growth rates of the markets in which the Company competes.

2024 Adjusted Non-GAAP Earnings Per Share (New Definition)(1): The target for the Company’s earnings per share (EPS) was set at the top end of its financial guidance range.
Details regarding the established threshold, target and maximum goals for each metric will be disclosed in next year’s proxy statement.

2024 Equity Awards
Equity Vehicle Mix and Performance Period	25% in the form of Stock Option Awards, which vest annually over a five-year period.
75% in the form of PSU Awards, that vest after three-years based on our actual cumulative performance for the three-year performance period as measured against multiple pre-established performance objectives.

PSU Metrics and Weighting	Three-Year Cumulative Adjusted Non-GAAP Operating Income (50%): Represents the sum of the Company’s operating income for the three-year performance period.

Three-Year Relative TSR (50%): Represents the Company’s TSR as a percentile ranking relative to the constituents of the Nasdaq Composite Index for the three-year performance period (i.e., beginning on January 1, 2024 and ending on December 31, 2026).

PSU Payout Range	Maximum: 200%
Target: 100%
Threshold: 50%
Achievements between the threshold and maximum are based on a linear interpolation between points along the funding percentage curve.
Rigorous Performance Goals
Three-Year Cumulative Adjusted Non-GAAP Operating Income (Updated Definition): The target for the Company’s operating income was set at the top end of its financial guidance range and represents significant increases in operating income for the performance period.

Three-Year TSR: Targets the Company’s TSR performance at the 55th percentile ranking of the constituents of the Nasdaq Composite Index for the three-year performance period. If the Company’s TSR is negative, the funding percentage is capped at 100% for the relative TSR metric component of the award.

Details regarding the threshold, target and maximum goals for each metric will be disclosed at the end of the performance period.
Performance Achievement %	Operating Income	Relative TSR
	Maximum: 110% of target	Maximum: 154.5% (85th percentile)
	Target: 100% of target	Target: 100% (55th percentile)
	Threshold: 90% of target	Threshold: 45.5% (25th percentile)
_______________________________________________________________________
(1)    Non-GAAP financial measure - please see Appendix A to this Item 11 for a description of the adjustments and a reconciliation to the corresponding GAAP financial measure.

Fiscal 2023 NEO Compensation Highlights
We believe that our fiscal 2023 executive compensation decisions were closely aligned with our stockholders’ interests. While base salary and an annual cash bonus opportunity focused on the achievement of shorter-term goals, our equity awards, in the form of options to purchase shares of our common stock and PSU awards, are wholly performance-based to provide for a longer-term compensation structure to focus executives’ attention on our long-term operating results that will drive sustained value creation for our stockholders, and use extended vesting schedules to promote retention. Further, through the use of performance-based annual cash bonuses, stock options and PSU awards, the vast majority of our executive officers’ fiscal 2023 annual compensation was at risk and was directly tied through performance-based annual cash bonuses and LTI compensation in the form of stock options and PSU awards, to the achievement of financial and operating results that increased stockholder value.
The Compensation Committee took the following key actions for fiscal 2023 with respect to the compensation of our NEOs:
•Base Salaries - We did not increase annual base salaries of our NEOs during fiscal 2023. Please see “Individual Compensation Elements —Base Salary” of this Item 11 for additional information.
•Annual Cash Incentives - Based on objective, pre-established financial measures, weighted equally between Adjusted Revenue(1) and Adjusted Non-GAAP EPS(1) for fiscal 2023, as a result of combined achievement below the minimum threshold, we did not pay an annual cash bonus under our fiscal 2023 Executive Bonus Incentive Plan to any of our NEOs.
•LTI Compensation - Equity Awards - In February 2023, we granted options to purchase shares of our common stock to each of our NEOs with a grant date fair value ranging from $424,965 to $687,474, and an option to purchase shares of our common stock to our CEO with a grant date fair value in the amount of $3,299,985. In February 2023, we also granted PSU awards with a target grant date fair value ranging from $1,274,821 to $2,062,371 to our NEOs and a PSU award with a target grant date fair value of $9,899,929 to our CEO.
•_______________________________________________________________________
(1)    Non-GAAP financial measure - please see Appendix A to this Item 11 for a description of the adjustments and a reconciliation to the corresponding GAAP financial measure.
Total Direct Compensation
The following charts show the mix of our CEO’s and, on average, each of our other NEOs’ total direct compensation for fiscal 2023, consisting of base salary, and the grant date fair value of the equity awards granted during the year:

Chief Executive Officer

Stock Options: 22.8%
Base Salary: 8.6%
PSUs: 68.6%

Average of Other NEOs

Base Salary: 17.7%
Stock Options: 20.6%
PSUs: 61.6%

Total long-term incentive compensation =	91.4%	Total long-term incentive compensation =	82.2%
Total “at risk” compensation =	91.4%	Total “at risk” compensation =	82.2%
We have also aligned the interests of our executive officers with those of stockholders and our long-term interests through executive stock ownership requirements. The policy requires (i) our CEO to own and hold shares of our common stock with a value equal to at least six times his annual base salary and (ii) our other executive officers to own and hold shares of our common stock with a value equal to the executive officer’s annual base salary. As of March 29, 2024, each of our executive officers to whom such stock ownership requirements are applicable was in compliance with such requirements.

Executive Compensation Policies and Practices
We endeavor to maintain sound executive compensation policies and practices, including compensation-related corporate governance standards, consistent with our executive compensation philosophy. During fiscal 2023, we maintained the following executive compensation policies and practices, including both policies and practices we have implemented to drive performance and policies and practices that either prohibit or minimize behaviors that we do not believe serve our stockholders’ long-term interests:

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
✓    Multi-Year Vesting Requirements. To align the interests of our executive officers with those of our stockholders, the time-based stock option awards granted to our executive officers vest over a five-year period. In fiscal 2023, we granted our executive officers PSU awards that will be earned, if at all, at the end of a three-year performance period based on our actual performance over the three year performance period (fiscal 2023-2025) as measured against pre-established performance objectives relating to Three-Year Cumulative Adjusted Revenue(1), Three-Year Cumulative Adjusted Non-GAAP Operating Income(1) and Three-Year Relative TSR.
✓    Clawback Policy. We have adopted a compensation recovery (“Clawback”) policy. Under the Clawback policy, if we are required to prepare an accounting restatement to correct our material noncompliance with any financial reporting requirement under securities laws, including restatements that correct an error in previously issued financial statements that is material to the previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, we are obligated to recover erroneously awarded incentive-based compensation received from us by any of our current and former executive officers during the three year period preceding the date on which we became required to prepare the accounting restatement. Erroneously awarded incentive-based compensation is the amount of incentive-based compensation received that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on an applicable restatement.
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
Governance of Executive Compensation Program
Role of Compensation Committee
The Compensation Committee discharges the responsibilities of our Board relating to the compensation of our executive officers. The Compensation Committee consists of directors who are “independent” directors as required by the Nasdaq listing standards and Exchange Act Rule 10C-1, and “non-employee directors” for purposes of Exchange Act Rule 16b-3. From January 2023 to June 2023, the Compensation Committee was comprised of Messrs. Reynolds (Chairperson), Cohen and Mikkelson. From July 2023 to January 2024, the Compensation Committee was comprised of Ms. Brennan and Messrs. Mikkelson and Reynolds. Mr. Chapek was appointed to the Compensation Committee in February 2024. Mr. Mikkelson resigned from our Board in February 2024 and the Compensation Committee is currently comprised of Mr. Reynolds (Chairperson), Ms. Brennan and Mr. Chapek.
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
Since October 2016, the Compensation Committee has retained Compensia, a national compensation consulting firm, to serve as its compensation advisor. During fiscal 2023, Compensia provided the following services to the Compensation Committee:
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
•reviewing the Compensation Discussion and Analysis in our Annual Report on Form 10-K and proxy statement; and
•assessing compensation risk to determine whether our compensation policies and practices are reasonably likely to have a material adverse impact on the Company.
Compensia did not provide any services to us other than the consulting services to the Compensation Committee.
The Compensation Committee regularly reviews the objectivity and independence of the advice provided by its compensation advisor to the Compensation Committee on executive compensation matters. During fiscal 2023, the Compensation Committee considered the six specific independence factors adopted by the SEC and Nasdaq in past years, determined that Compensia was still an independent advisor, and concluded that its work did not raise any conflicts of interest. During fiscal 2023, the total fees payable to Compensia were approximately $189,000.
Competitive Positioning
For purposes of comparing our executive compensation against the competitive market, the Compensation Committee reviews and considers the compensation levels and practices of a group of comparable companies. The companies in this compensation peer group for fiscal 2023 were approved in November 2022 on the basis of their similarity to us in size, in terms of annual revenue and market capitalization. On an annual basis the Compensation Committee reviews our peer group and makes additions or removals as appropriate to account for changes in both our business and the businesses of the companies in the peer group, and to ensure constituents continue to be within an appropriate range as compared to the Company with respect to the financial criteria noted below.
Our compensation peer group for fiscal 2023 was as follows:

2023 Peer Group Continuing Companies
•ABIOMED, Inc.	•Insulet Corporation
•Align Technology, Inc.	•Integra LifeSciences Holdings Corp.
•The Cooper Companies, Inc.	•LivaNova PLC
•DENTSPLY SIRONA, Inc.	•NuVasive, Inc.
•Dexcom, Inc.	•ResMed, Inc.
•Globus Medical, Inc.	•Teladoc Health, Inc.
•Haemonetics Corp.	•Teleflex, Inc.
•Hologic, Inc.	•West Pharmaceutical Services, Inc.
•ICU Medical, Inc.
Removals
•Tandem Diabetes Care, Inc.
Additions
•QuidelOrtho
The companies included in the compensation peer group had median revenues of $2.4 billion, ranging from approximately $974 million to approximately $5.2 billion, based on the four fiscal quarters ended nearest to December 31, 2022, representing approximately 0.4 times to 2.2 times of our last four quarters of revenue of approximately $2.5 billion as of such date. In addition, the compensation peer group had a median market capitalization of $8.4 billion, ranging from approximately $2.3 billion to $34.4 billion, as of December 31, 2022, and representing approximately 0.3 times to 4.1 times of our market capitalization of $7.7 billion as of such date.
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
Individual Compensation Elements
The specific elements of our executive compensation program for fiscal 2023 included base salary, annual cash incentive opportunities, LTI compensation opportunities in the form of equity awards, welfare and health benefits and post-employment compensation arrangements.

Type	Component	Purpose	Key Features
Fixed Compensation	Base Salary	Provide competitive, fixed compensation to attract and retain the best possible executive talent	●	Cash-based
			●	Reviewed annually, changes are generally effective in July of each year(1)
			●	Takes into account level of responsibility, time in role, performance and the ability to replace the individual

Type	Component	Purpose	Key Features
Performance-Based	Annual Incentives	Align executive compensation with our corporate strategies and business objectives; promote the achievement of key strategic and financial performance measures by linking annual cash incentives to the achievement of corporate performance goals	●	Cash-based
Compensation			●	Reviewed annually, paid in March(2)
			●	Performance-based and not guaranteed
			●	Drive the achievement of key business results on an annual or multi-year basis

Type	Component	Purpose	Key Features
Performance-Based	Equity Awards	Align executive compensation with our corporate strategies and business objectives;
motivate our officers to create sustainable long-term value for our stockholders and achieve other business objectives;
		encourage stock ownership by our officers in order to align their financial interests with the long-term interests of our stockholders	●	Equity-based
Compensation			●	Attract and retain talents
			●	Multi-year vesting period and not guaranteed
			●	Combination of:
● Performance-based restricted stock units; and
● Time-based stock options
			●	PSUs are based on performance goals tied to pre-determined financial metrics approved by the Board
			●	Drive the achievement of key long-term business results on a multi-year basis

Other Compensation	Benefits	Support the health and security of our executives and their ability to plan for retirement	●	Ongoing or event driven
	Perquisites		●	Enhance executive productivity
Severance Protection

____________________________
(1)        For fiscal 2023, there were no base salary adjustments for any of our NEOs and annual base salaries remained unchanged from fiscal 2022.
(2)        For fiscal 2023, no annual incentive compensation was paid to any of our NEOs as the minimum thresholds for financial and performance measures were not met.
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
During fiscal 2023, the Compensation Committee reviewed the base salaries of our executive officers, including the NEOs, taking into consideration overall Company performance, and determined not to make any annual salary adjustments for any of our executive officers and recommended to our CEO that no annual salary adjustments be made for any other employees. Base salaries of the NEOs for fiscal 2023 remained unchanged from fiscal 2022, as follows:

Name	Base Salary as of December 31, 2022	Base Salary as of December 30, 2023	Percentage Change
Joe Kiani	$1,247,786	$1,247,786	0%
Micah Young	600,875	600,875	0
Bilal Muhsin	627,000	627,000	0
Tao Levy	418,000	418,000	0
Tom McClenahan	501,600	501,600	0

Annual Cash Incentive
In February 2023, the Compensation Committee approved the terms of the 2023 Executive Bonus Incentive Plan under which our NEOs are eligible to receive a cash bonus based on the achievement of our performance goals. At the beginning of the year, the Compensation Committee approves funding percentages that include payout scenarios for various levels of Company financial performance. For 2023, the Compensation Committee selected Adjusted Revenue(2) and Adjusted Non-GAAP EPS(2) as the performance measures for the funding percentages, each weighted equally, as the Compensation Committee believes these performance measures directly support both our short-term strategy and our long-term objective of creating sustainable stockholder value.
Target performance for each metric was set higher than both target and actual performance in the prior year and in each case required double digit growth over the prior year period on a constant currency basis. For purposes of calculating the performance achievement and funding percentages for 2023, the Compensation Committee determined that the performance measures would be adjusted to exclude the impact of foreign currency fluctuations and share repurchases that were not reflected in the targets. The purpose of these adjustments is to ensure the measurement of performance reflects factors that management can directly control and that payout levels are not artificially inflated or impaired by factors unrelated to the ongoing operations of the business. After reviewing the Company’s performance, the Compensation Committee determined that the Company did not meet the minimum performance threshold required in order to payout the annual cash incentive bonus to any NEO including our CEO, and recommended no annual cash incentive bonus be paid to the any other employees.
The table below sets forth the Adjusted Revenue(2) and Adjusted Non-GAAP EPS(2) performance goals and funding percentages at the threshold, target and maximum funding levels for 2023, as well as the actual performance results:

Metric	Weighting	Target Goal	Actual Performance(2)	Achievement %(1)			Payout %(1)			Weighted Result
				Threshold	Maximum	Actual Performance	Threshold	Maximum	Actual Performance
Adjusted Revenue (in millions, except for percentages)	50%	$2,460	$2,049.7	90%	110%	83%	0%	200%	0%	0%
Adjusted Non-GAAP EPS	50%	$4.80	$3.20	90%	110%	67%	0%	200%	0%
______________
(1)    Pursuant to the 2023 Executive Bonus Incentive Plan, no payment is made for performance below threshold; payouts for achievement levels between the threshold and maximum were to be based on a linear interpolation between points along the funding curve.
(2)    Non-GAAP financial measure - please see Appendix A to this Item 11 for a description of the adjustments and a reconciliation to the corresponding GAAP financial measure.
The following is a summary of the target annual cash bonus opportunities, the actual annual 2023 bonus awards for the NEOs and a comparison relative to their target awards:

Name	Base Salary as of December 30, 2023	2023 Target Cash Bonus (% of Base Salary)	2023 Target Cash Bonus Amount	2023 Actual Cash Bonus Amount	2023 Award (% of Target)
Joe Kiani	$1,247,786	100%	$1,247,786	$0	0%
Micah Young	600,875	100	600,875	0	0
Bilal Muhsin	627,000	100	627,000	0	0
Tao Levy	418,000	100	418,000	0	0
Tom McClenahan	501,600	100	501,600	0	0
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
Furthermore, the Compensation Committee believes that stock options and PSU awards are effective, performance-based tools for increasing long-term stockholder value and aligning executive and stockholder interests. In the case of stock options, they only have value to the extent that the market price of our common stock appreciates above the option exercise price, thereby driving value over the vesting period. In the case of PSU awards, actual payouts are based on our achievement of pre-

established performance objectives over the performance period, and the value of the stock that is ultimately delivered fluctuates based on our stock price performance.
In determining the target LTI award opportunities for each NEO, the Compensation Committee considered the various factors noted above, and aimed to deliver awards that were market competitive while achieving its motivation and retention objectives, the Compensation Committee awarded 2023 LTI awards to our NEOs in the form of stock options (25% of total target award value) and PSUs (75% of total target award value). The following is a summary of the annual 2023 LTI awards for the NEOs.

		Stock Options		PSUs
Name	Total 2023 LTI Target Award Value	Options to Purchase Shares of Common Stock (number of shares)(1)	Options to Purchase Shares of Common Stock (total fair value at grant date)(2)	PSUs at Target (number of shares granted)(3)	PSUs at Target (grant date fair value)(4)
Joe Kiani	$13,199,914	42,251	$3,299,985	54,267	$9,899,929
Micah Young	2,749,845	8,802	687,474	11,305	2,062,371
Bilal Muhsin	2,749,845	8,802	687,474	11,305	2,062,371
Tao Levy	1,699,786	5,441	424,965	6,988	1,274,821
Tom McClenahan	2,749,845	8,802	687,474	11,305	2,062,371
______________
(1)The 2023 stock option awards were granted on March 3, 2023.
(2)Amounts set forth in this column reflect the grant date fair value of the option awards, computed in accordance with ASC Topic 718. All of these amounts reflect certain assumptions with respect to the option awards and do not necessarily correspond to the actual value that will be recognized by our NEOs. The actual value, if any, that may be realized from an option award is contingent upon the satisfaction of the conditions to vesting of that award, and upon the excess of the stock price over the exercise price, if any, on the date the option award is exercised. See Note 20 of the Notes to Financial Statements included in this Annual Report on Form 10-K for a discussion of the assumptions made in determining the grant date fair value of the stock options.
(3)Reflects the target number of shares subject to PSUs, assuming all performance goals and other requirements are met. As described below, the PSUs earned will range from 50% to 200% of target based on the achievement of performance goals, which vest in the form of shares of our common stock following the conclusion of the three-year performance period.
(4)The 2023 PSU awards were granted on March 3, 2023. The number of shares was determined by dividing the economic value by the closing stock price per share of $182.43 on the date of grant. Any calculation that results in a fractional share was rounded down to the nearest whole share.

The table below sets forth the type, purpose, performance goals and vesting terms of the 2023 LTI awards.

LTI Award Type	Purpose	Performance Goal(s)	Vesting Terms
Stock options (25% of total target value)	Retain and reward executives for creating long-term stockholder value	Value derived only if stock price appreciates	Vest annually over a five-year period (20% per year)
PSUs (75% of total target value)	Retain and reward executives for the achievement of long-term performance goals	40% Three-Year Cumulative Adjusted Revenue(1), 40% Three-Year Cumulative Adjusted Non-GAAP Operating Income(1) 20% Three-Year Cumulative Relative TSR	Vest in 2026 with threshold maximum payout opportunities ranging from 50%-200%
The Compensation Committee selected Three-Year Cumulative Adjusted Revenue(1), Three-Year Cumulative Adjusted Non-GAAP Operating Income(1) and Three-Year Cumulative Relative TSR as the primary performance metrics for the 2023 PSU awards to balance growth and profitability objectives and to incentivize management to deliver forward-looking results in line with our long-term plans that create long-term stockholder value. In particular, the Compensation Committee utilizes revenue metrics that cover different time horizons in both the annual and long-term incentives because it continues to believe revenue is the best driver of the Company’s long-term growth. Furthermore, the Compensation Committee believes that it has set challenging, yet attainable, forward-looking Three-Year Cumulative Adjusted Revenue(1) , Three-Year Cumulative Adjusted Non-GAAP Operating Income(1) and Three-Year Relative TSR goals. The Company will disclose the performance goals for the Adjusted Revenue and Non-GAAP Operating Income metrics following the conclusion of the performance period. The Relative TSR component requires Company TSR out-performance at the 55th percentile relative to the constituents of the Nasdaq Composite Index to achieve target payout over a three-year cumulative performance period. If the Company’s absolute TSR is negative, the funding percentage is capped at 100%.

The Compensation Committee believes that the current LTI equity award structure focuses our NEOs on driving increased stockholder value over a multi-year period and enables us to achieve our retention objectives, while maintaining a conservative approach to overall share usage.
_________________________________________________________________________
(1)    Non-GAAP financial measure - please see Appendix A to this Item 11 for a description of the adjustments and a reconciliation to the corresponding GAAP financial measure.
Prior 2021 PSU Award Payouts
The 2021 PSU awards vested at the end of a three-year performance period on February 28, 2024 based on actual performance against pre-established performance objectives. The Compensation Committee selected fiscal 2023 Adjusted Revenue(1) and fiscal 2023 Adjusted Non-GAAP Operating Income(1) as the performance measures for the targeted PSU award percentages, each weighted equally.
•2023 Adjusted Revenue(1): The target goal for 2023 Adjusted Revenue(1) was $1,450 million.
•2023 Adjusted Non-GAAP Operating Income(1): The target goal for 2023 Adjusted Non-GAAP Operating Income(1) was $391 million.
The table below sets forth the Adjusted Revenue(1) and Adjusted Non-GAAP Operating Income(1) performance goals and funding percentages at the threshold, target and maximum funding levels, as well as the actual performance results:

Metric	Weighting	Target Goal	Actual Performance	Achievement %(1)			Payout %(1)			Weighted Result
				Threshold	Maximum	Actual Performance	Threshold	Maximum	Actual Performance
Adjusted Revenue (in millions, except for percentages)	50%	$1,450	$1,324	90%	110%	91%	50%	200%	57%	28%
Adjusted Non-GAAP Operating Income(2)	50%	$391	$292	90%	110%	75%	50%	200%	0%
______________
(1)    Non-GAAP financial measure - please see Appendix A to this Item 11 for a description of the adjustments and a reconciliation to the corresponding GAAP financial measure.
(2)     Pursuant to the 2021 PSU awards, payouts for achievement levels between the threshold and maximum were based on a linear interpolation between points along the funding curve.
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
Post-Employment Compensation
Each of our NEOs, other than our CEO, is eligible to participate in our 2007 Severance Protection Plan (the “Severance Plan”) pursuant to a written severance agreement that they have executed with us. The Severance Plan provides these NEOs with specified payments and benefits in the event of certain terminations of employment or a change-in-control of Masimo or both. Our CEO’s post-employment compensation arrangements are set forth in the Amended CEO Agreement and are described in the section entitled “Employment Arrangements with Named Executive Officers—Employment Agreement with Mr. Kiani” in this Item 11.
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
For information on the employment arrangements for our CEO and other NEOs, as well as an estimate of the potential payments and benefits payable under these arrangements as of the end of fiscal 2023, see “—Employment Arrangements with Named Executive Officers” in this Annual Report on Form 10-K.
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
Compensation Recovery (“Clawback”) Policy
Effective October 31, 2023, our Board adopted a restated compensation recovery (“Clawback”) policy pursuant to the listing standards approved by The Nasdaq Stock Market LLC implementing Rule 10D-1 under the Exchange Act. The Clawback policy is administered by our Compensation Committee and applies to our current and former executive officers as defined in Rule 10D-1 (each an “Affected Officer”). Under the Clawback policy, if we are required to prepare an accounting restatement to correct our material noncompliance with any financial reporting requirement under securities laws, including restatements that correct an error in previously issued financial statements that is material to the previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (collectively, a “Restatement”), we are obligated to recover erroneously awarded incentive-based compensation received from us by any Affected Officers during the three year period preceding the date on which we became required to prepare the accounting restatement. Incentive-based compensation includes any compensation that is granted, earned or vested based in whole or in part on the attainment of a financial reporting measure. Erroneously awarded incentive-based compensation is the amount of incentive-based compensation received that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on an applicable Restatement.
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
Under our Severance Plan in which our NEOs other than our CEO participate, the plan administrator has the right to reduce any change-in-control severance payment or benefits payable to an executive officer to avoid triggering any “excess parachute payments” under Sections 280G and 4999 of the Code.
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
As of April 29, 2024, an aggregate of 2,972,778 shares of our common stock owned by a family trust and beneficially owned by our CEO were pledged as collateral for a personal loans. In addition to obtaining pre-clearance from our Insider Trading Compliance Officer, our CEO sought and received the approval of the Compensation Committee prior to entering into this transaction in 2013. When requesting such pre-clearance, Mr. Kiani explained that, without the ability to pledge these shares, certain of his family’s financial planning objectives would need to be satisfied through the sale of shares of Masimo common stock held by his family trust and that he did not want to diminish his shareholdings. The Compensation Committee considered Mr. Kiani’s request and, as part of that consideration, noted that his beneficial stock ownership in the Company, even without taking into account the pledged shares, would still greatly exceed the number of shares that Mr. Kiani would be required to hold under our stock ownership policy. The Compensation Committee concluded that continued ownership of the pledged shares by Mr. Kiani’s family trust further aligned Mr. Kiani’s interests with the long-term interests of our stockholders.
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
The fair value of PSU awards is calculated based on the closing price of our common stock on the date of grant. The actual stock-based compensation expense is dependent on the number of PSUs that are ultimately awarded, not the number of PSUs granted. As a result, we are required to estimate, based on our best judgment, the number of PSUs that will ultimately be awarded. In fiscal 2023, the cost of the estimated PSU awards was expensed pursuant to the “graded” vesting concept whereby a higher amount of amortization expense is incurred in the early portion of the vesting period, as compared to the later part of the period. This is required in an attempt to separate the performance period of the award as compared to the retention period of the award.
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
Compensation Committee Interlocks and Insider Participation
From January 2023 to June 2023, the Compensation Committee was comprised of Mr. Reynolds (Chairperson), Mr. Cohen and Mr. Mikkelson. From July 2023 to January 2024, the Compensation Committee was comprised of Ms. Brennan and Mr. Mikkelson (who resigned from our Board in February 2024) and Mr. Reynolds (the current Chairperson of the Compensation Committee). The Compensation Committee is currently comprised of Mr. Reynolds (Chairperson), Ms. Brennan and Mr. Chapek. There are no relationships between the current or former members of the Compensation Committee and our executive officers of the type contemplated in the SEC’s rules requiring disclosure of “compensation committee interlocks.” None of the current or former members of the Compensation Committee is our employee and no current or former member has been an officer of Masimo at any time.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee*
Ms. Michelle Brennan
Mr. Craig Reynolds
*Mr. Chapek currently serves on the Compensation Committee but as he was appointed to the Compensation Committee in February 2024, he did not participate in the review, discussions and recommendation with respect to the Compensation Discussion and Analysis and has therefore been omitted from the Compensation Committee Report.
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

Summary Compensation Table
The following table provides information regarding the compensation earned during the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 by our NEOs. We generally pay bonuses in the year following the year in which the bonus was earned.

Name and Principal Position(s)	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation		Total
Joe Kiani	2023	$1,247,786	$0	$9,899,929	$3,299,985	$0	$1,029,056	(3)	$15,476,756
Chief Executive Officer and Chairman of the Board	2022	1,220,920	0	9,899,973	3,299,970	1,123,007	967,566		16,511,436
	2021	1,176,664	0	8,999,953	2,999,417	1,647,794	1,395,450		16,219,278

Micah Young	2023	600,875	0	2,062,371	687,474	0	12,359	(4)	3,363,079
Executive Vice President, Chief Financial Officer	2022	577,364	0	989,919	329,992	540,788	12,022		2,450,085
	2021	449,131	0	899,870	299,919	314,480	10,200		1,973,600

Bilal Muhsin	2023	627,000	0	2,062,371	687,474	0	11,117	(5)	3,387,962
Chief Operating Officer	2022	621,144	0	1,979,995	659,984	564,300	12,891		3,838,314
	2021	574,998	0	1,799,991	599,838	402,612	8,700		3,386,139

Tao Levy	2023	418,000	0	1,274,821	424,965	0	12,826	(6)	2,130,612
Executive Vice President, Business Development	2022	411,673	0	989,919	329,992	376,200	10,650		2,118,434
	2021	362,461	0	899,870	299,919	258,750	10,393		1,831,393

Tom McClenahan	2023	501,600	0	2,062,371	687,474	0	11,536	(7)	3,262,981
Executive Vice President, General Counsel and Corporate Secretary	2022	494,655	0	989,919	329,992	451,440	11,415		2,277,421
	2021	447,133	0	899,870	299,919	313,081	14,314		1,974,317

25

___________
(1)Amounts set forth in the “Stock Awards” and “Option Awards” columns for 2023, 2022 and 2021 reflect the grant date fair value of stock and option awards granted in the year indicated, computed in accordance with ASC Topic 718. These amounts reflect certain assumptions with respect to the stock and option awards and do not necessarily correspond to the actual value that will be recognized by the NEOs. The actual value, if any, that may be realized from a stock award or an option award is contingent upon the satisfaction of the conditions to vesting in that award, and, in the case of option awards, upon the excess of the stock price over the exercise price, if any, on the date the option award is exercised. See Note 20 of the Notes to Financial Statements included in this Annual Report on Form 10-K for a discussion of the grant date fair value of the stock awards and the assumptions made in determining the grant date fair value of the PSUs, RSUs and stock options granted in fiscal years 2023, 2022 and 2021. For PSUs, amounts reflect the target number of shares subject to the PSUs, assuming all performance goals and other requirements are met. As described below, the PSUs earned will range from 50% to 200% of target based on the achievement of performance goals, which vest in the form of shares of our common stock following the conclusion of the three-year performance period. The maximum potential value of the PSUs (assuming 200% of target, the maximum potential value of the award) granted to each of our NEOs in fiscal 2023 was as follows: Mr. Kiani: $19,799,858, Mr. Young: $4,124,742, Mr. Muhsin: $4,124,742, Mr. Levy: $2,549,642, and Mr. McClenahan: $4,124,742.
(2)All amounts for fiscal 2022 and 2021 were paid pursuant to our Executive Bonus Incentive Plan.
(3)Consists of $9,900 in retirement savings plan matching contributions, $18,605 incremental lodging costs during certain business travel, $189,994 related to the net incremental costs of certain lodging, meals and other travel-related expenses incurred by his family and household members accompanying him during certain business travel pursuant to Mr. Kiani’s employment agreement (see “—Employment Arrangements with Named Executive Officers—Employment Agreement with Mr. Kiani” in this Item 11), and $810,557 related to certain incremental costs for security personnel and security services provided to Mr. Kiani and his family at his personal residence or other non-Masimo facilities that were not directly-related to Masimo business. We have established a security program for Mr. Kiani that provides physical and personal security services as they may be deemed necessary. This security program may include providing security services at his primary residence and during personal travel. We do not consider any such security services to be personal benefits as the requirement for this occasional security is directly the result of Mr. Kiani’s role as our CEO and as our CEO, his personal safety is vital to our continued success.
(4)Consists of $9,900 in retirement savings plan matching contributions, $1,500 in employer HSA contributions and $959 related to certain incremental costs for travel.
(5)Consists of $9,900 in retirement savings plan matching contributions and $1,217 related to certain incremental costs for travel.
(6)Consists of $9,900 in retirement savings plan matching contributions, $1,500 in employer HSA contributions and $1,426 related to certain incremental costs for travel.
(7)Consists of $9,900 in retirement savings plan matching contributions and $1,636 related to certain incremental costs for travel.
Pension Benefits-Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation
No pension benefits were paid to any of our NEOs during fiscal 2023. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.

Grants of Plan-Based Awards During Fiscal Year 2023
The following table presents the plan-based awards granted to each of our NEOs in fiscal 2023.

	Estimated Possible Payout Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise Price Per Share ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joe Kiani	March 3, 2023	$0	$1,247,786	$2,495,572	0	0	0	0	0		$0	$0
	March 3, 2023	0	0	0	27,133	54,267	108,534	0	0		0	9,899,929
	March 3, 2023	0	0	0	0	0	0	0	42,251	(3)	182.43	3,299,985

Micah Young	March 3, 2023	0	600,875	1,201,750	0	0	0	0	0		0	0
	March 3, 2023	0	0	0	5,652	11,305	22,610	0	0		0	2,062,371
	March 3, 2023	0	0	0	0	0	0	0	8,802	(3)	182.43	687,474

Bilal Muhsin	March 3, 2023	0	627,000	1,254,000	0	0	0	0	0		0	0
	March 3, 2023	0	0	0	5,652	11,305	22,610	0	0		0	2,062,371
	March 3, 2023	0	0	0	0	0	0	0	8,802	(3)	182.43	687,474

Tao Levy	March 3, 2023	0	418,000	836,000	0	0	0	0	0		0	0
	March 3, 2023	0	0	0	3,494	6,988	13,976	0	0		0	1,274,821
	March 3, 2023	0	0	0	0	0	0	0	5,441	(3)	182.43	424,965

Tom McClenahan	March 3, 2023	0	501,600	1,003,200	0	0	0	0	0		0	0
	March 3, 2023	0	0	0	5,652	11,305	22,610	0	0		0	2,062,371
	March 3, 2023	0	0	0	0	0	0	0	8,802	(3)	182.43	687,474
______________
(1)Represents possible payments under the 2023 Executive Bonus Incentive Plan based on the base salary in effect for each of our NEOs as of March 3, 2023, the grant date of the award. The fiscal 2023 Executive Bonus Incentive Plan provided that amounts payable thereunder would be based on the base salary in effect for each of our NEOs as of the end of fiscal 2023, and actual payouts were therefore based on base salaries as of the end of fiscal 2023. For fiscal 2023, no executive bonus incentive payments were made as the minimum Company financial and performance thresholds were not met.
(2)For fiscal 2023, the Compensation Committee selected Three-Year Cumulative Adjusted Revenue(1), (40% weight), Three-Year Cumulative Adjusted Non-GAAP Operating Income(1) (40% weight) and Three-Year Relative TSR (20% weight) as the performance measures for the target PSU award percentages. If performance objectives are achieved, the PSUs will vest on the date of the approval by the Audit Committee of the audit of our financial statements for fiscal 2025 (or such later date determined by the Compensation Committee).
(3)This stock award vests over a five-year period, with 20% of the shares subject to the option vesting on each anniversary of the grant date.
(4)For PSUs, amounts reflect the fair value of the award as of the grant date assuming achievement of the “target” performance achievement level. For stock options, amounts reflect the fair value per share as of the grant date of the award multiplied by the number of shares granted. Regardless of the value on the grant date, the actual value will depend on the market value of our common stock on a date in the future when an award vests or stock option is exercised. As described below, the PSUs earned will range from 50%-200% of target based on the achievement of performance goals, which vests in the form of shares of our common stock following the conclusion of the three-year performance period. The maximum potential value of the PSUs (assuming 200% of target, the maximum potential value of the award) granted to each of our NEOs was as follows: Mr. Kiani: $19,799,858, Mr. Young: $4,124,742, Mr. Muhsin: $4,124,742, Mr. Levy: $2,549,642, Mr. McClenahan: $4,124,742.
_______________
(1) Non-GAAP financial measure – please see Appendix A to this Item 11 for a description of the adjustments and a reconciliation to the corresponding GAAP financial measure.

Outstanding Equity Awards at December 30, 2023
The following table presents the outstanding option awards and stock awards held by each of our NEOs as of December 30, 2023.

	Option Awards(1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Joe Kiani	6/15/2015	300,000	0	$38.76	6/15/2025	0		$0
	11/4/2015	0	0	0	—	2,700,000	(3)	316,467,000
	2/29/2016	300,000	0	37.84	2/28/2026	0		0
	6/5/2017	100,000	0	90.87	6/5/2027	0		0
	3/16/2018	104,362	0	86.95	3/16/2028	0		0
	3/15/2019	57,884	14,471	133.50	3/15/2029	0		0
	3/12/2020	39,801	26,535	179.42	3/12/2030	0		0
	2/26/2021	0	0	0	—	35,895	(4)	4,207,253
	2/26/2021	15,825	23,738	250.73	2/26/2031	0		0
	2/22/2022	0	0	0	—	62,845	(5)	7,366,062
	2/22/2022	12,724	50,897	157.53	2/22/2032	0		0
	3/3/2023	0	0	0	—	54,267	(6)	6,360,635
	3/3/2023	0	42,251	182.43	3/2/2033	0		0

Micah Young	10/16/2017	20,000	0	84.97	10/16/2027	0		0
	3/16/2018	4,175	0	86.95	3/16/2028	0		0
	3/15/2019	4,341	1,447	133.50	3/15/2029	0		0
	3/12/2020	3,979	2,654	179.42	3/12/2030	0		0
	2/26/2021	0	0	0	—	3,589	(7)	420,667
	2/26/2021	1,582	2,374	250.73	2/26/2031	0		0
	2/22/2022	0	0	0	—	6,284	(8)	736,548
	2/22/2022	1,272	5,090	157.53	2/22/2032	0		0
	3/3/2023	0	0	0	—	11,305	(9)	1,325,059
	3/3/2023	0	8,802	182.43	3/2/2033	0		0

Bilal Muhsin	5/13/2015	10,000	0	34.51	5/13/2025	0		0
	2/29/2016	30,000	0	37.84	2/28/2026	0		0
	8/14/2017	30,000	0	85.54	8/14/2027	0		0
	3/16/2018	10,436	0	86.95	3/16/2028	0		0
	3/15/2019	5,788	1,447	133.50	3/15/2029	0		0
	5/9/2019	40,000	10,000	140.23	5/9/2029	0		0
	3/12/2020	7,960	5,307	179.42	3/12/2030	0		0
	2/26/2021	0	0	0	—	7,179	(10)	841,451
	2/26/2021	3,164	4,748	250.73	2/26/2031	0		0
	2/22/2022	0	0	0	—	12,569	(11)	1,473,212
	2/22/2022	2,544	10,180	157.53	2/22/2032	0		0
	3/3/2023	0	0	0	—	11,305	(9)	1,325,059
	3/3/2023	0	8,802	182.43	3/02/2023	0		0

	Option Awards(1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Tao Levy	3/16/2018	25,000	0	$86.95	3/16/2028	0		$0
	3/16/2018	10,436	0	86.95	3/16/2028	0		0
	3/15/2019	5,788	1,447	133.50	3/15/2029	0		0
	3/12/2020	3,979	2,654	179.42	3/12/2030	0		0
	2/26/2021	0	0	0	—	3,589	(7)	420,667
	2/26/2021	1,582	2,374	250.73	2/26/2031	0		0
	2/22/2022	0	0	0	—	6,284	(8)	736,548
	2/22/2022	1,272	5,090	157.53	2/22/2032	0		0
	3/3/2023	0	0	0	—	6,988	(12)	819,063
	3/3/2023	0	5,441	182.43	3/2/2033	0		0

Tom McClenahan	3/20/2015	19,000	0	31.01	3/20/2025	0		0
	2/29/2016	30,000	0	37.84	2/28/2026	0		0
	6/5/2017	10,000	0	90.87	6/5/2027	0		0
	3/16/2018	10,436	0	86.95	3/16/2028	0		0
	3/15/2019	5,788	1,447	133.50	3/15/2029	0		0
	3/12/2020	3,979	2,654	179.42	3/12/2030	0		0
	2/26/2021	0	0	0	—	3,589	(7)	420,667
	2/26/2021	1,582	2,374	250.73	2/26/2031	0		0
	2/22/2022	0	0	0	—	6,284	(8)	736,548
	2/22/2022	1,272	5,090	157.53	2/22/2032	0		0
	3/3/2023	0	0	0.00	—	11,305	(9)	1,325,059
	3/3/2023	0	8,802	182.43	3/2/2033	0		0

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
(2)Represents the market value of the unvested shares underlying the RSUs and PSUs as of December 30, 2023, based on the closing price of our common stock, as reported on the Nasdaq Global Select Market, which was $117.21 per share on December 29, 2023, the last trading day of fiscal 2023.
(3)Represents an award of 2.7 million RSUs with contingent vesting granted to Mr. Kiani in November 2015 in connection with the November 2015 Agreement. The amount represents the value of 100% of the Award Shares subject to the RSU award based on the closing stock price of $117.21 per share on December 29, 2023, the last trading day of fiscal 2023.
(4)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 35,895 shares and the market value of such 35,895 shares was $4,207,253. The maximum number of shares issuable pursuant to this PSU award was 71,790 shares and the market value of such 71,790 shares was $8,414,506.
(5)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 62,845 shares and the market value of such 62,845 shares was $7,366,062. The maximum number of shares issuable pursuant to this PSU award was 125,690 shares and the market value of such 125,690 shares was $14,732,125.
(6)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 54,267 shares and the market value of such 54,267 shares was $6,360,635. The maximum number of shares issuable pursuant to this PSU award was 108,534 shares and the market value of such 108,534 shares was $12,721,270.

(7)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 3,589 shares and the market value of such 3,589 shares was $420,667. The maximum number of shares issuable pursuant to this PSU award was 7,178 shares and the market value of such 7,178 shares was $841,333.
(8)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 6,284 shares and the market value of such 6,284 shares was $736,548. The maximum number of shares issuable pursuant to this PSU award was 12,568 shares and the market value of such 12,568 shares was $1,473,095.
(9)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 11,305 shares and the market value of such 11,305 shares was $1,325,059. The maximum number of shares issuable pursuant to this PSU award was 22,610 shares and the market value of such 22,610 shares was $2,650,118.
(10)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 7,179 shares and the market value of such 7,179 shares was $841,451. The maximum number of shares issuable pursuant to this PSU award was 14,358 shares and the market value of such 14,358 shares was $1,682,901.
(11)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 12,569 shares and the market value of such 12,569 shares was $1,473,212. The maximum number of shares issuable pursuant to this PSU award was 25,138 shares and the market value of such 25,138 shares was $2,946,425.
(12)Represents the target number of shares issuable pursuant to this PSU award. The target number of shares issuable pursuant to this PSU award was 6,988 shares and the market value of such 6,988 shares was $819,063. The maximum number of shares issuable pursuant to this PSU award was 25,138 shares and the market value of such 13,976 shares was $1,638,127.

Options Exercised and Stock Vested During Fiscal 2023
The following table provides details regarding stock options exercised by our NEOs and stock vested during the fiscal year ended December 30, 2023. None of our NEOs exercised any stock options during fiscal 2023.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Joe Kiani	0	$0	50,161	$9,150,871
Micah Young	0	0	5,016	915,069
Bilal Muhsin	0	0	10,032	1,830,138
Tao Levy	0	0	5,016	915,069
Tom McClenahan	0	0	5,016	915,069
______________
(1)The value realized equals the closing sale price of our common stock as reported by Nasdaq on the date of vesting, multiplied by the number of shares vested.
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
The Amended CEO Agreement provides that Mr. Kiani will continue to serve as our CEO and Chairman of the Board. The Amended CEO Agreement also provides the following material terms and conditions, as may be adjusted from time to time by our Board or the Compensation Committee:
•Eligibility to receive a base salary of $1,000,000 per year, which is subject to adjustment by our Board or the Compensation Committee, and was adjusted to $1,247,786 per year in July 2022. There was no adjustment to Mr. Kiani’s base salary in fiscal 2023.
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
•termination for “Good Reason” generally means a termination of his employment by Mr. Kiani subsequent to (A) a diminution in his responsibilities, duties and authority, including him ceasing to serve as CEO of the Company or him ceasing to serve as Chairman of the Board, (B) any reduction in his rate of compensation or fringe benefits, (C) Masimo’s failure to comply with certain obligations relating to his compensation or place of work, (D) the provision of a notice not to renew the Amended CEO Agreement by Masimo, or (E) (1) a change-in-control (as defined below) was triggered as a result of a change in more than one third of the directors on the Board during a rolling twenty-four month period, or (2) following, or in connection with, a “change-in-control” triggered as a result of an acquisition, (i) the highest level of parent entity holding, directly or indirectly, majority voting control of the Company after the “change-in-control” (the “Acquirer Parent”) is not a publicly-traded company, (ii) he does not become the, or is removed from the position of, CEO and Chairman of the Board of the Acquirer Parent, with such position being on terms and conditions reasonably acceptable to him, provided that the terms and conditions of employment providing for total compensation with a value comparable to the total compensation paid to the chief executive officers of comparable companies shall be deemed to be reasonable, or (iii) any other director is designated the lead director of the board of directors of the Acquirer Parent; provided that, in the case of clauses (A), (B), (C) and (E) above, “Good Reason” will not be deemed to exist unless certain notice and cure period conditions are met and his resignation for Good Reason is effective within thirty days after the expiration of the cure period. The Amended CEO Agreement previously provided that the designation of any director other than Mr. Kiani as the lead director of the Board would also be considered “Good Reason”. However, on March 22, 2023, the independent members of the Board unanimously selected then-existing director H Michael Cohen as the Lead Independent Director of the Board, to serve in such position until the Company’s 2024 Annual Meeting of Stockholders, or until his successor is duly elected and qualified, or until his earlier death, resignation or removal from the Board. Mr. Cohen served as the Lead Independent Director until June 2023, when his service on our Board ceased. Mr. Reynolds was appointed as the Lead Independent Director in July 2023. In connection with Mr. Cohen’s appointment as the Lead Independent Director of the Board, Mr. Kiani voluntarily irrevocably and permanently waived his rights, pursuant to the Amended CEO Agreement, to: (i) treat the appointment of any Lead Independent Director of the Board as “Good Reason” under the Amended CEO Agreement, and (ii) terminate (or deliver any termination notice) or make any claim under the Amended CEO Agreement as a result of the appointment of any Lead Independent Director of the Board.
•a “change-in-control” generally means (i) the acquisition by any person or group of more than 35% of our outstanding voting stock, (ii) the acquisition of our assets that have a total fair market value of 40% or more of the total fair market value of all of our assets immediately before the acquisition by any person or group, or (iii) a change in one-half or more of the directors on our Board then in office, at the beginning of the twelve (12) month period immediately preceding such change. For purposes of determining whether a change-in-control has occurred, a director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to, a consent solicitation, relating to the election of directors of the Company) whose election by the Board or whose nomination for election by the stockholders of the Company was approved by a vote of at least a majority of the directors then in office either who were directors at the beginning of such period or whose election or nomination for election was previously so approved or who was elected to the Board at the 2023 annual meeting of stockholders will be treated as a member of the Board at the beginning of the 12-month period.

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
The Compensation Committee carefully considered the available alternatives, with advice from two leading law firms and a nationally recognized compensation consultant, and ultimately concluded that the amendment and restatement of Mr. Kiani’s employment agreement was in the best interests of the Company and its stockholders. As explained in the Company’s Current Report on Form 8-K announcing Mr. Kiani’s November 2015 Agreement, the Compensation Committee believed it would save the Company almost $100 million versus the prior agreement in the event of a qualifying termination of Mr. Kiani’s employment. The new agreement also had the important benefit of retaining and incentivizing Mr. Kiani, who founded the Company and has led it through an incredible period of growth since 2015. The Compensation Committee believed then, as it does now, that retaining Mr. Kiani is critically important to the Company’s continued growth and success.
Mr. Kiani’s November 2015 Agreement should be considered in context. As the founder of the Company, Mr. Kiani’s prior employment agreements with the Company entitled to him to benefits and rights that were unique to Mr. Kiani, considering the value he provided to the Company. In 2015, the Compensation Committee asked that Mr. Kiani agree to eliminate a number of these benefits and rights. The 2.7 million RSU award granted to Mr. Kiani under the November 2015 Agreement was granted, in part, as consideration for the elimination of these legacy provisions and to further align Mr. Kiani’s interests with those of all of the Company’s stockholders. Notably, the value of Mr. Kiani’s RSU award has increased substantially since 2015 due to the substantial increase in the Company’s stock price under Mr. Kiani’s leadership.
Offer Letters with Other Named Executive Officers
Messrs. Young, Muhsin, Levy and McClenahan each signed an offer letter before commencing their employment with us. The offer letters set forth each executive officer’s position and title, initial base salary, health benefits, number of options or RSUs to be initially granted and the vesting schedule of such options or RSUs. Additionally, each offer letter states that the executive officer’s employment is “at-will” and may be terminated at any time by either the officer or us for any reason.
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
Each of our NEOs, other than our CEO, is a participant in the Severance Plan on the terms set forth below. The following general description of the Severance Plan is qualified by the actual terms of the Severance Plan document and the individual Severance Agreements signed by the participants.

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
Basic Severance Benefits. Each of our NEOs, other than our CEO and Mr. Levy(1), are eligible for these benefits. Basic severance benefits are payable if a participant is terminated without “cause” (as defined below) and include the following:
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
Change-in-Control Severance Benefits. Each of our NEOs, other than our CEO and Mr. Levy(1), are eligible for the change-in-control severance benefits described in this paragraph.
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

_______________
(1)    As of December 30, 2023, Mr. Levy was not entitled to any Basic Severance Benefits under the Severance Plan. In addition, as of December 30, 2023, Mr. Levy’s Change-in-Control Severance Benefits under the Severance Plan were limited to the acceleration of 50% of his unvested stock options and other equity-based awards upon a covered termination on or after a change-in-control.

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
Potential Payments Upon Termination or Change-in-Control
The tables below estimate the amounts payable to our NEOs in the event that a change-in-control, termination of employment, or both occurred on December 29, 2023, the last business day of our fiscal year that ended December 30, 2023. The closing price of our common stock, as reported on the Nasdaq Global Select Market, was $117.21 per share on December 29, 2023, the last trading day of fiscal 2023. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change-in-control and/or the NEO’s qualifying separation from Masimo.
Joe Kiani

	Termination
Executive Benefits, Payments and Acceleration of Vesting of Equity Awards	Upon Death	Upon Disability	By Masimo Without Cause or by Mr. Kiani for Good Reason	Change-In- Control (CIC) Without Termination and Two Years Post-CIC Continuous Service
Number of Equity Award Shares Accelerated	0	0	153,007	0

Value of Equity Award Shares Accelerated(1)	$0	$0	$17,933,950	$0
Special Payment - Value of Award Shares Vesting(2)(3)	316,467,000	316,467,000	316,467,000	316,467,000
Special Payment - Cash Payment(4)(5)	0	0	35,000,000	35,000,000
Other Cash Payments	1,871,679	1,871,679	4,699,277	0
Continuation of Benefits(6)	8,116	8,116	8,116	0
Total Cash Benefits and Payments	$318,346,795	$318,346,795	$374,108,343	$351,467,000
_______________
(1)Consists of the value of in-the-money stock options and 100% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. Kiani as of December 30, 2023, the vesting of which would be accelerated.
(2)Upon a Qualifying Termination or a termination of Mr. Kiani’s employment pursuant to his death or disability, all of the Award Shares subject to the RSU award granted to Mr. Kiani under the Amended CEO Agreement will become vested. The amount represents the value of 100% of the Award Shares subject to the RSU award based on the closing stock price of $117.21 per share on December 29, 2023, the last trading day of fiscal 2023.
(3)Subject to Mr. Kiani’s continuous employment following a change-in-control, 50% of the Award Shares will vest on each of the first two anniversaries of such change-in-control. The amount represents the value of the Award Shares subject to the RSU award based on the closing stock price of $117.21 per share on December 29, 2023, the last trading day of fiscal 2023.

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
Micah Young

	Termination
Executive Benefits, Payments and Acceleration of Vesting of Equity Awards	By Masimo Without Cause Outside a Change-In- Control		By Masimo Without Cause or by Mr. Young for Good Reason in Connection with a Change-In- Control		Change-In- Control Without Termination
Number of Equity Award Shares Accelerated	0		21,178		10,328

Value of Equity Award Shares Accelerated	$0		$2,482,273	(1)	$1,210,486	(2)
Cash Payments	600,875		1,412,038		0
Continuation of Benefits(3)	26,399	(4)	28,109	(5)	0
Total Cash Benefits and Payments	$627,274		$3,922,420		$1,210,486
_______________
(1)Consists of the value of 100% of the in-the-money stock options and 100% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. Young as of December 30, 2023, the vesting of which would be accelerated.
(2)Consists of the value of 50% of the in-the-money stock options and 50% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. Young as of December 30, 2023, the vesting of which would be accelerated.
(3)Assumes that Mr. Young does not commence employment with another employer during the period from December 31, 2023 through December 28, 2024.
(4)Comprised of health, dental and vision insurance benefits for Mr. Young and his eligible dependents for 12 months.
(5)Comprised of health, dental and vision insurance benefits for Mr. Young and his eligible dependents for 12 months and life insurance for Mr. Young for 12 months.
Bilal Muhsin

	Termination
Executive Benefits, Payments and Acceleration of Vesting of Equity Awards	By Masimo Without Cause Outside a Change-In-Control		By Masimo Without Cause or by Mr. Muhsin for Good Reason in Connection with a Change-In- Control		Change-In- Control Without Termination
Number of Equity Award Shares Accelerated	0		31,053		15,527

Value of Equity Award Shares Accelerated(1)	$0		$3,639,722		$1,819,861	(2)
Cash Payments	627,000		1,478,650		0
Continuation of Benefits(3)	26,399	(4)	27,539	(5)	0
Total Cash Benefits and Payments	$653,399		$5,145,911		$1,819,861
_______________
(1)Consists of the value of 100% of the in-the-money stock options and 100% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. Muhsin as of December 30, 2023, the vesting of which would be accelerated.
(2)Consists of the value of 50% of the in-the-money stock options and 50% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. Muhsin as of December 30, 2023, the vesting of which would be accelerated.
(3)Assumes that Mr. Muhsin does not commence employment with another employer during the period from December 31, 2023 through December 28, 2024.
(4)Comprised of health, dental and vision insurance benefits for Mr. Muhsin and his eligible dependents for 12 months.
(5)Comprised of health, dental and vision insurance benefits for Mr. Muhsin and his eligible dependents for 12 months and life insurance for Mr. Muhsin for 12 months.

Tao Levy(1)

	Termination
Executive Benefits, Payments and Acceleration of Vesting of Equity Awards	By Masimo Without Cause Outside a Change-In- Control	By Masimo Without Cause or by Mr. Levy for Good Reason in Connection with a Change-In- Control		Change-In- Control Without Termination
Number of Equity Award Shares Accelerated	0	8,431		0

Value of Equity Award Shares Accelerated	$0	$988,139	(2)	$0
Cash Payments	0	0		0
Continuation of Benefits	0	0		0
Total Cash Benefits and Payments	$0	$988,139		$0
_______________
(1)As of December 30, 2023, Mr. Levy was not entitled to any Basic Severance Benefits under the Severance Plan. In addition, as of December 30, 2023, Mr. Levy’s Change-in-Control Severance Benefits under the Severance Plan were limited to the acceleration of 50% of his unvested stock options and other equity-based awards upon a covered termination on or after a change-in-control.
(2)Consists of the value of 50% of the in-the-money stock options and 50% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. Levy as of December 30, 2023, the vesting of which would be accelerated.
Tom McClenahan

	Termination
Executive Benefits, Payments and Acceleration of Vesting of Equity Awards	By Masimo Without Cause Outside a Change-In- Control		By Masimo Without Cause or by Mr. McClenahan for Good Reason in Connection with a Change-In-Control		Change-In- Control Without Termination
Number of Equity Award Shares Accelerated	0		21,178		10,589

Value of Equity Award Shares Accelerated	$0		$2,482,273	(1)	$1,241,137	(2)
Cash Payments	501,600		1,210,921		0
Continuation of Benefits(3)	26,011	(4)	28,634	(5)	0
Total Cash Benefits and Payments	$527,611		$3,721,828		$1,241,137
_______________
(1)Consists of the value of 100% of the in-the-money stock options and 100% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. McClenahan as of December 30, 2023, the vesting of which would be accelerated.
(2)Consists of the value of 50% of the in-the-money stock options and 50% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. McClenahan as of December 30, 2023, the vesting of which would be accelerated.
(3)Assumes that Mr. McClenahan does not commence employment with another employer during the period from December 31, 2023 through December 28, 2024.
(4)Comprised of health, dental and vision insurance benefits for Mr. McClenahan and his eligible dependents for 12 months.
(5)Comprised of health, dental and vision insurance benefits for Mr. McClenahan and his eligible dependents for 12 months and life insurance for Mr. McClenahan for 12 months.
Pay Ratio Disclosure
As required by Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of all employees of our Company (other than our CEO) and the annual total compensation of our CEO, Mr. Kiani.
For 2023, our most recently completed fiscal year:
•the median of the annual total compensation of all employees of our Company (other than our CEO) was $76,230 (excluding any estimated health and retirement benefits); and
•the annual total compensation of our CEO, Mr. Kiani, was $15,476,756, as reported in the 2023 Summary Compensation Table.
Based on this information, for 2023, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 203 to 1. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

We identified our median employee for the 2023 pay ratio analysis using the methodology and the material assumptions, adjustments, and estimates described below.
•We selected December 30, 2023, the last day of our 2023 fiscal year, as the determination date for purposes of identifying our median employee. This determination date differs from the determination date, October 31st of each year, that we have used in previous pay ratio analyses for reasons of administrative convenience.
•As of December 30, 2023, our employee population consisted of approximately 3,796 individuals, with approximately 1,627 employed in the United States and approximately 2,169 employed outside the United States. In determining this population, we considered the employees of our subsidiaries and all of our worldwide employees other than our CEO, whether employed on a full-time, part-time, temporary or seasonal basis. We did not include any contractors or other non-employee workers in our employee population.
•We relied on the de minimis exceptions allowed by Item 402(u) to exclude up to 5% of our non-U.S. employees from our employee population. Specifically, we excluded all of our employees in Austria (1 employee), Belgium (10 employees), Brazil (10 employees), Chile (2 employees), Columbia (2 employees), Costa Rica (1 employee), Denmark (3 employees), Finland (3 employees), Ghana (1 employee), India (26 employees), Indonesia (1 employee), Mexico (12 employees), Oman (2 employees), Poland (4 employees), Portugal (1 employee), Qatar (4 employees), Singapore (13 employees), Thailand (1 employee), Turkey (11 employees), Uruguay (1 employee), United Arab Emirates (14 employees), and Vietnam (5 employees), which represented 3.3% of our total employee population. After applying this exclusion, our total employee population was 3,669 as of December 30, 2023. We did not use any cost-of-living adjustments.
•To identify our median employee, we selected annual base pay (using a reasonable estimate of the hours worked during 2023 for hourly employees and actual salary paid for our remaining employees) as the compensation measure to be used to compare the compensation of our employees for the 12-month period fiscal year period from January 1, 2023 through December 30, 2023.
•We annualized base pay for any full-time and part-time employees who commenced work during 2023.
•We converted amounts paid to non-U.S. employees in foreign currencies to U.S. dollars using foreign currency exchange rates in effect as of December 31, 2023.
•All employees except for our CEO were ranked from lowest to highest with the median employee determined from this list.
Using this approach, we selected the individual at the median of our employee population. Our median employee was an individual based in the United States.
For purposes of our 2023 pay ratio analysis, we calculated annual total compensation for this individual using the same methodology we use for our NEOs as set forth in the 2023 Summary Compensation Table.
We determined that such individual’s annual total compensation for the fiscal year ended December 30, 2023 was $76,230 (excluding any estimated retirement and health benefits).
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

Non-Employee Director Compensation
During fiscal 2023, our Non-Employee Director Compensation Policy provided for the following compensation:

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

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of our Board for the fiscal year ended December 30, 2023.

Fiscal 2023 Non-Employee Director Compensation Table:
Name(1)	Fees Earned or Paid in Cash	Stock Awards(2)(3)	Option Awards(4)	All Other Compensation	Total
Michelle Brennan	$43,901	$199,869	$0	$0	$243,770
Rolf Classon	10,962	199,992	0	0	210,954
H Michael Cohen(5)	52,500	199,869	0	0	252,369
Quentin Koffey	42,610	199,869	0	0	242,479
Adam Mikkelson(6)	103,405	199,869	0	0	303,274
Craig Reynolds	105,974	199,869	0	0	305,843
Julie A. Shimer, Ph.D.(7)	48,750	199,869	0	0	248,619
_______________
(1)Our Chairman and CEO, Mr. Kiani, is not included in this table as he is an employee of Masimo and therefore receives no compensation for his service as a director. Mr. Kiani’s compensation is included in the “Summary Compensation Table” in this Item 11.
(2)These amounts generally represent the aggregate grant date fair value of the RSU awards granted to each listed non-employee director in fiscal 2023, computed in accordance with Financial Accounting Standard Board Accounting Standard Codification Topic 718 (“ASC Topic 718”). These amounts do not represent the actual amounts paid to or realized by the directors during fiscal 2023. The value as of the grant date for the RSU awards is calculated based on the number of RSUs at the grant date market price and is recognized once the requisite service period for the RSUs is satisfied. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 20 to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Stock-Based Compensation” included in our Annual Report on Form 10-K for the year ended December 30, 2023 that was filed with the SEC on February 28, 2024.

(3)As of December 30, 2023, each of our then serving non-employee directors held RSU awards with respect to 1,228 shares of our common stock, with the exception of Mr. Classon who held RSUs with respect to 1,726 shares of our common stock.
(4)As of December 30, 2023, none of our then serving non-employee directors held any options to purchase shares of our common stock other than Mr. Reynolds, who held options to purchase an aggregate of 50,000 shares.
(5)Mr. Cohen’s term as a director ceased at the 2023 Annual Meeting of Stockholders on June 26, 2023.
(6)Mr. Mikkelson’s term as a director ceased on February 29, 2024.
(7)Dr. Shimer’s term as a director ceased at the 2023 Annual Meeting of Stockholders on June 26, 2023.

APPENDIX A
SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES
FOR FISCAL 2023 EXECUTIVE BONUS INCENTIVE PLAN
The non-GAAP financial measures contained herein are a supplement to the corresponding financial measures prepared in accordance with GAAP. These non-GAAP financial measures make adjustments for the items described below. Management and the Compensation Committee believe that adjustments assist the Compensation Committee and investors in assessing true Company performance against Adjusted Revenue and Adjusted non-GAAP earnings per share (EPS) targets that were established under the fiscal 2023 Executive Bonus Incentive Plan based on the fiscal 2023 business plan that existed at the time the performance targets were established on February 20, 2023.
Fiscal 2023 Adjusted Revenue and non-GAAP EPS reflect adjustments for the following items, as well as the related income tax effects thereof, if any:
Plan F/X adjustments
Some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary significantly from period-to-period depending on the average and quarter-end exchange rates during a respective period. We believe that comparing these foreign currency denominated revenues by holding the exchange rates constant with the prior year period is useful to management and investors in evaluating our revenue growth rates on a period-to-period basis. We anticipate that fluctuations in foreign exchange rates and the related constant currency adjustments for calculation of our revenue growth rate will continue to occur in future periods.
Acquired tangible asset amortization
These transactions represent amortization expense in connection with business or assets acquisitions associated with acquired tangible assets and asset valuation step-ups.
Acquired intangible asset amortization
These transactions represent amortization expense in connection with business or assets acquisitions associated with acquired intangible assets including, but not limited to customer relationships, intellectual property, trade names and non-competition agreements.
Acquisition, integration and related costs
These transactions represent gains, losses, and other related costs associated with acquisitions, integrations, investments, divestitures, assets impairments, and in-process research and development.
Business transition and related costs
These transactions represent gains, losses, and other related costs associated with business transition plans. These items may include but are not limited to severance, relocation, consulting, leasehold exit costs, asset impairment, and other related costs to rationalize our operational footprint and optimize business results.
Litigation related expenses and settlements (prior definition)
These transactions represent gains, losses, and other related costs associated with certain litigation matters, which can vary in their characteristics, frequency and significance to our operating results.
Litigation related expenses and settlements (updated definition)
We have been engaged in various legal proceedings against Apple since January 2020, including various proceedings in the federal courts, various proceedings in the U.S. Patent and Trademark Office (the “PTO proceedings”), and a proceeding in the U.S. International Trade Commission (the “ITC proceeding”). Although we previously excluded only expenses relating to the ITC proceeding from the definition of “Litigation related expenses and settlements”, beginning with the first quarter of 2024, we have revised the definition of “Litigation related expenses and settlements” to exclude not only expenses relating to the ITC proceeding, but also all other Apple litigation expenses, including those relating to the federal court proceedings and the PTO proceedings. We believe all of the Apple litigation expenses are unique in nature and not indicative of the Company’s on-going operating performance, and this updated definition will provide more useful information to investors by facilitating period-to-period comparisons of our financial performance that otherwise may be obscured by the significant fluctuations in Apple-related litigation expenses.

Other adjustments
In the event there are gains, losses and other adjustments which impact period-to-period comparability and do not represent the underlying ongoing results of the business, the Company may choose to exclude these from non-GAAP earnings.
Realized and unrealized gains or losses
These transactions represent gains, losses, and other related costs associated with foreign currency denominated transactions and investments. Changes in the underlying currency rates relative to the U.S. Dollar may result in realized and unrealized foreign currency gains and losses between the time these receivables and payables arise and the time that they are settled in cash. Unrealized and realized gains and losses on investments may impact the Company’s reported results of operations for a period. These items are highly variable, difficult to predict and outside the control of those responsible for the underlying operations of the business. Other items also included here are mark-to-market gains and losses of derivative contracts that are not designated as hedging instruments or the ineffective portions of cash flow hedges.
Financing related adjustments
The Company may enter into various financial arrangements whereby costs are incurred and certain instrument features are valued and expensed accordingly but are not necessarily indicative of the on-going cash flow generation of the Company and therefore excludes these costs from non-GAAP earnings. For GAAP earnings per diluted share purposes, the Company cannot reflect the anti-dilutive impact, if applicable, in its diluted shares calculations. However, the Company believes that reflecting the anti-dilutive impact of these instruments in non-GAAP earnings per diluted share provides management and investors with useful information in evaluating the financial performance of the Company on a per share basis.
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

APPENDIX A
SUPPLEMENTAL FINANCIAL INFORMATION
FOR FISCAL 2023 EXECUTIVE BONUS INCENTIVE PLAN

RECONCILIATION OF GAAP REVENUE TO ADJUSTED REVENUE
(unaudited)

(in millions)	Fiscal 2023
GAAP revenue	$2,048.1
Executive bonus incentive plan adjustments:
Foreign exchange adjustments to plan rates	1.6
Total executive bonus incentive plan adjustments	1.6
Adjusted revenue for fiscal 2023 executive bonus incentive plan	$2,049.7

APPENDIX A
SUPPLEMENTAL FINANCIAL INFORMATION
FOR FISCAL 2023 EXECUTIVE BONUS INCENTIVE PLAN

RECONCILIATION OF GAAP TO ADJUSTED NON-GAAP EPS(1)
(unaudited)

(in dollars)	Fiscal 2023
GAAP EPS	$1.51
Non-GAAP adjustments:
Acquired tangible asset amortization	0.09
Acquired intangible asset amortization	0.70
Acquisition, integration and related costs	0.44
Business transition and related costs	0.26
Litigation related expenses, settlements	0.89
Other adjustments	0.07
Realized and unrealized gains and losses	0.02
Financing related adjustments	0.03
Tax impact of non-GAAP net income adjustments	(0.64)
Excess tax benefits from stock-based compensation	(0.05)
Tax related adjustments	(0.15)
Total non-GAAP adjustments	1.66
Non-GAAP EPS (prior definition)	3.17
Litigation related expenses and settlements	0.80
Tax impact on non-GAAP adjustments	(0.19)
Non-GAAP EPS (updated definition)	3.79
Executive bonus incentive plan adjustments:
Apple litigation	(0.62)
Foreign exchange adjustments to plan rates	0.03
Total executive bonus incentive plan adjustments	(0.59)
Adjusted non-GAAP EPS for fiscal 2023 executive bonus incentive plan	$3.20
________________
(1)    May not foot due to rounding.

APPENDIX B
SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES
FOR FISCAL 2023 EXECUTIVE PSU AWARDS
The non-GAAP financial measures contained herein are a supplement to the corresponding financial measures prepared in accordance with GAAP. These non-GAAP financial measures make adjustments for the items described below. Management and the Compensation Committee believe that adjustments assist the Compensation Committee and investors in assessing true Company performance against Adjusted Revenue and non-GAAP Operating Income targets that were established under the fiscal 2023 Executive Bonus Incentive Plan based on the fiscal 2023 business plan that existed at the time the performance targets were established on February 20, 2023.
Fiscal 2023 Adjusted Revenue and non-GAAP Operating Income reflect adjustment for the following items, as well as the related income tax effects thereof, if any:
Plan F/X adjustments
Some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary significantly from period-to-period depending on the average and quarter-end exchange rates during a respective period. We believe that comparing these foreign currency denominated revenues by holding the exchange rates constant with the prior year period is useful to management and investors in evaluating our revenue growth rates on a period-to-period basis. We anticipate that fluctuations in foreign exchange rates and the related constant currency adjustments for calculation of our revenue growth rate will continue to occur in future periods.
Acquisition, integration and related costs
These transactions represent gains, losses, and other related costs associated with acquisitions, integrations, investments, divestitures, assets impairments, and in-process research and development.
Litigation related expenses and settlements (prior definition)
These transactions represent gains, losses, and other related costs associated with certain litigation matters, which can vary in their characteristics, frequency and significance to our operating results.
Other adjustments
In the event there are gains, losses and other adjustments which impact period-to-period comparability and do not represent the underlying ongoing results of the business, the Company may choose to exclude these from non-GAAP earnings.
Realized and unrealized gains or losses
These transactions represent gains, losses, and other related costs associated with foreign currency denominated transactions and investments. Changes in the underlying currency rates relative to the U.S. Dollar may result in realized and unrealized foreign currency gains and losses between the time these receivables and payables arise and the time that they are settled in cash. Unrealized and realized gains and losses on investments may impact the Company’s reported results of operations for a period. These items are highly variable, difficult to predict and outside the control of those responsible for the underlying operations of the business. Other items also included here are mark-to-market gains and losses of derivative contracts that are not designated as hedging instruments or the ineffective portions of cash flow hedges.
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

APPENDIX B
SUPPLEMENTAL FINANCIAL INFORMATION
FOR FISCAL 2023 EXECUTIVE PSU AWARDS

RECONCILIATION OF GAAP REVENUE TO ADJUSTED REVENUE
(unaudited)

(in millions)	Fiscal 2023
GAAP revenue	$2,048.1
Executive PSU awards adjustments:
Acquisition related	(774.6)
Foreign exchange adjustments to plan rates	50.9
Total executive PSU awards adjustments	(723.7)
Adjusted revenue for fiscal 2023 executive PSU awards	$1,324.4

APPENDIX B
SUPPLEMENTAL FINANCIAL INFORMATION
FOR FISCAL 2023 EXECUTIVE PSU AWARDS

RECONCILIATION OF GAAP TO ADJUSTED NON-GAAP OPERATING INCOME(1)
(unaudited)

(in percentages)	Fiscal 2023
GAAP operating income	$136.5
Non-GAAP adjustments:
Acquired tangible asset amortization	5.0
Acquired intangible asset amortization	38.1
Acquisition, integration and related costs	23.5
Business transition and related costs	13.9
Litigation related expenses, settlements and awards	48.4
Other adjustments	3.9
Total non-GAAP adjustments	132.8
Non-GAAP operating income (prior definition)	$269.6
Litigation related expenses and settlements	43.4
Non-GAAP operating income (updated definition)	$313.0
Executive PSU awards adjustments:
Acquisition related	$(13.7)
Apple litigation	(43.4)
Foreign exchange adjustments to plan rates	36.5
Total executive PSU awards adjustments	$(20.6)
Adjusted non-GAAP operating income for fiscal 2023 executive PSU awards	$292.4
________________
(1)    May not foot due to rounding.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth additional information as of December 30, 2023 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 30, 2023. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(3)	5,367,889	$87.79	4,574,954
Equity compensation plans not approved by stockholders(4)	0	0	0
Total	5,367,889	$87.79	4,574,954
______________
(1)Includes 3,485,937 RSUs and PSUs that were unvested and outstanding as of December 30, 2023.
(2)The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs and PSUs, which have no exercise price.
(3)Comprised of the 2007 Stock Incentive Plan and the 2017 Equity Incentive Plan.
(4)As of December 30, 2023, we did not have any equity compensation plans that were not approved by our stockholders.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of March 29, 2024, with respect to the beneficial ownership of shares of our common stock by:
•each person or group known to us to be the beneficial owner of more than five percent of our common stock;
•each of our directors;
•each of our NEOs; and
•all of our current directors and executive officers as a group.
This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of March 29, 2024. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
Applicable percentage ownership is based on 52,779,770 shares of common stock outstanding as of March 29, 2024, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to equity awards that are either currently exercisable, or that will become exercisable or otherwise vest on or before May 28, 2024, which is 60 days after March 29, 2024. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Masimo Corporation, 52 Discovery, Irvine, California 92618.

	Beneficial Ownership of Common Stock
Name	Number of Shares	Percent of Class(1)
5% Stockholders:
Joe Kiani(2)	4,880,393	9.1%
BlackRock, Inc.(3)	5,659,131	10.7%
The Vanguard Group(4)	4,781,318	9.1%
Politan Capital Management, LP(5)	4,713,518	8.9%
FMR, LLC(6)	6,927,572	13.1%

Named Executive Officers and Directors:
Joe Kiani(2)	4,880,393	9.1%
Micah Young(7)	45,885	*
Bilal Muhsin(8)	157,162	*
Tao Levy(9)	59,265	*
Tom McClenahan(10)	118,804	*
Michelle Brennan	0	*
Robert Chapek	0	*
Rolf Classon	0	*
Quentin Koffey(5)	4,713,518	8.9%
Craig Reynolds(11)	57,406	*
Total Shares Beneficially Owned By Current Executive Officers and Directors (11 persons)(12)	10,032,966	18.6%
______________
*    Less than one percent.
(1)For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of shares of common stock outstanding as of March 29, 2024, plus the number of shares of common stock that such person or group had the right to acquire within 60 days after March 29, 2024.
(2)Comprised of 366,055 shares of our common stock held directly, 51,735 shares of our common stock held by Mr. Kiani’s spouse, 2,250,291 shares of our common stock held in one trust for which Mr. Kiani is the sole trustee, 1,271,350 shares of our common stock held in four trusts for which Mr. Kiani is not the trustee, options to purchase 930,596 shares of our common stock that are exercisable within 60 days after March 29, 2024, and 10,366 shares of our common stock held for the Reporting Person’s account under the Masimo Retirement Savings Plan. As of March 29, 2024, an aggregate of 2,972,778 shares of our common stock owned by a family trust and beneficially owned by Mr. Kiani were pledged as collateral for a personal loans. See “Executive Compensation—Compensation Discussion and Analysis—Other Compensation Policies and Practices—Hedging and Pledging Policies” included in this Annual Report on Form 10-K.
(3)BlackRock, Inc. (“BlackRock”) filed a Schedule 13G/A on January 24, 2024, reporting that it had sole voting power with respect to 5,491,069 shares of our common stock, sole dispositive power with respect to 5,659,131 shares of our common stock, and beneficial ownership of an aggregate of 5,659,131 shares of our common stock in its capacity as a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act. BlackRock’s address is 50 Hudson Yards, New York, New York 10001.
(4)The Vanguard Group (“Vanguard”) filed a Schedule 13G/A on February 13, 2024, reporting that it had shared voting power with respect to 24,155 shares of our common stock, sole dispositive power with respect to 4,675,240 shares of our common stock, shared dispositive power with respect to 106,078 shares of our common stock and beneficial ownership of an aggregate of 4,781,318 shares of our common stock in its capacity as an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) under the Exchange Act. Vanguard’s address is 100 Vanguard Blvd., Malvern, PA 19355.
(5)Includes shares of our common stock held by Politan Capital Management LP (“Politan LP”), Politan Capital Management GP LLC (“Politan Management”); Politan Capital Partners GP LLC (“Politan GP”); and Quentin Koffey (together with Politan LP, Politan Management and Politan GP, “Politan”). Politan filed a Schedule 13D/A on March 27, 2024, reporting that it had shared voting and dispositive power with respect to 4,713,518 shares of our common stock, and beneficial ownership of an aggregate of 4,713,518 shares of our common stock. Politan’s address is 106 West 56th Street, 10th Floor, New York, New York 10019.
(6)FMR LLC (“FMR”) and Abigail P. Johnson filed a Schedule 13G/A on February 9, 2024, reporting that FMR and Ms. Johnson had sole dispositive power with respect to 6,927,572 shares of our common stock in its capacity as a parent holding company in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act. FMR’s address is 245 Summer Street, Boston, Massachusetts 02210.
(7)Comprised of 10,536 shares of our common stock held directly and options to purchase 35,349 shares of our common stock that are exercisable within 60 days after March 29, 2024.
(8)Comprised of 17,270 shares of our common stock held directly and options to purchase 139,892 shares of our common stock that are exercisable within 60 days after March 29, 2024.
(9)Comprised of 11,208 shares of our common stock held directly and options to purchase 48,057 shares of our common stock that are exercisable within 60 days after March 29, 2024.

(10)Comprised of 36,747 shares of our common stock held directly and options to purchase 82,057 shares of our common stock that are exercisable within 60 days after March 29, 2024.
(11)Comprised of 7,406 shares of our common stock held directly, options to purchase 50,000 shares of our common stock that are exercisable within 60 days after March 29, 2024.
(12)Comprised of shares included under “Named Executive Officers and Directors” and 533 shares of our common stock owned directly one of our other executive officers.

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
Transactions With Related Persons
The following is a description of transactions or series of transactions since January 1, 2023, or any currently proposed transaction, to which we were or are to be a participant in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our common stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Executive Compensation—Employment Arrangements with Named Executive Officers” above.
Willow Laboratories, Inc.
Willow Laboratories, Inc. (“Willow”), formerly known as Cercacor Laboratories, Inc., is an independent entity spun off from us to our stockholders in 1998. Joe Kiani, our Chairman and CEO, is also the Chairman and CEO of Willow. Mr. Kiani receives a separate salary and equity compensation from Willow in his capacity as an employee of Willow.
We are a party to a cross-licensing agreement with Willow effective January 1, 2007 (the “Cross-Licensing Agreement”), which governs each party’s rights to certain of the intellectual property held by the two companies. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. Pursuant to the Cross-Licensing Agreement, we are currently subject to certain specific minimum royalty payment obligations of $5.0 million per year. Actual aggregate royalty payment liabilities payable to Willow were approximately $19.2 million for fiscal 2023.
We have also entered into a services agreement with Willow effective January 1, 2007 (the “Services Agreement”), which governs certain general and administrative services we provide to Willow. Pursuant to the Services Agreement, Willow paid us approximately $0.5 million for general and administrative services rendered in fiscal 2023.
In December 2019, we entered into a lease agreement with Willow for approximately 34,000 square feet of office, research and development space at one of our owned facilities in Irvine, California (the “Willow Lease”). The Willow Lease expires on December 31, 2024. We recognized approximately $1.2 million of lease income pursuant to the Willow Lease during fiscal 2023.
Prior to our initial public offering in August 2007, our stockholders owned approximately 99.9% of the outstanding capital stock of Willow, and we believe that as of March 29, 2024, a number of stockholders of Willow continued to own shares of our common stock. Mr. Kiani is the only stockholder of Willow that owns five percent or more of our outstanding voting stock.
Masimo Foundation For Ethics, Innovation and Competition In Healthcare
Mr. Kiani is also the Chairman, and one of his family members is a Director, of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (the “Masimo Foundation”), a non-profit organization which was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. Our Executive Vice President (“EVP”) and CFO serves as the Treasurer of the Masimo Foundation and our EVP, General Counsel and Corporate Secretary serves as the Secretary of the Masimo Foundation. For the fiscal year ended December 30, 2023, we made approximately $1.0 million in cash contributions to the Masimo Foundation. In addition, for the year ended December 30, 2023, we made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
Like Minded Media Ventures
Mr. Kiani is also the co-founder and a member of the Board of Directors of Like Minded Media Ventures (“LMMV”), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. We entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During the fiscal year ended December 30, 2023, we incurred $1.5 million in marketing expenses payable to LMMV under the marketing service agreement. In addition, at December 30, 2023 there were no amounts due to LMMV for services rendered.
Independence of the Board of Directors
Our Board has the responsibility for establishing corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operations. As required under the rules and listing standards of The Nasdaq Stock Market LLC (the “Nasdaq Rules”), a majority of the members of our Board must qualify as “independent” as affirmatively determined by our Board. Our Board consults with our legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent” including those set forth in applicable Nasdaq Rules. Consistent with these considerations, after review of all relevant transactions or relationships between each director, and the director’s family members and Masimo, our senior management, and our independent registered public accounting firm, our Board has determined that all of our directors other than Mr. Kiani are independent, as that term is defined in Nasdaq Listing Rule 5605(a)(2), and that all members of the Audit Committee and the Compensation Committee meet the heightened independence standards applicable to such committees.

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
Principal Accounting Fees and Services
The following table represents aggregate fees billed to Masimo for the fiscal years ended December 30, 2023 and December 31, 2022 by Grant Thornton LLP, our independent registered public accounting firm for such periods. All fees described below were approved by the Audit Committee.

	Fiscal Year Ended
Fees	December 30, 2023	December 31, 2022
Audit Fees(1)	$5,650,445	$4,404,388
Audit-Related Fees(2)	45,105	39,222
Tax Fees(3)	79,488	39,075
All Other Fees(4)	0	6,000
Total Fees	$5,775,038	$4,488,685
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
(2)Audit-related fees consist of fees for assurance and related services performed by our independent registered public accounting firm and include fees reasonably related to the performance of the audit of our U.S. retirement savings plan.
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

4.2#
Masimo Retirement Savings Plan (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).)

4.3
Description of Securities of Masimo Corporation (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023).

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

10.3#
First Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated July 27, 2017, by and between Masimo Corporation and Joe Kiani (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission at 5:21 p.m. Eastern Time on August 2, 2017).

10.4#
Second Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated January 14, 2022, by and between Masimo Corporation and Joe Kiani (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022).

10.5#
Offer Letter, dated March 31, 2010 between Tom McClenahan and the Registrant (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2019).

Exhibit Number	Description of Document

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

10.32†
Purchase and Sale Agreement, dated February 11, 2022, by and between Masimo Canada, ULC and Keltic (Prior) Development Limited Partnership (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2022).

10.33#
Offer Letter, dated April 1, 2022, between the Company and Blair Tripodi (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2022).

10.34±	Amended and Restated 2007 Severance Protection Plan, dated November 13, 2023 between the Company and Blair Tripodi.

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

10.37#
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

10.52±
Amendment to Special Overdraft Agreement, dated February 28, 2023, by and between Mizuho Bank and Masimo Corporation (incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023).

21.1±	List of Registrant’s Subsidiaries

23.1±	Consent of Independent Registered Public Accounting Firm

31.1±	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2±	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

31.3*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97±	Masimo Corporation Clawback Policy.

101.INS±	Inline XBRL Instance Document

101.SCH±	Inline XBRL Taxonomy Extension Schema Document

101.CAL±	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF±	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB±	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE±	Inline XBRL Taxonomy Extension Presentation Linkbase Document

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
______________
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

Date:	April 29, 2024	By:	/s/ JOE KIANI
Joe Kiani Chairman of the Board & Chief Executive Officer

