Form 10-Q
period 2024-03-30
MASIMO CORP
filed 2024-05-07
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class					Number of Shares Outstanding as of March 30, 2024
Common stock, $0.001 par value					53,085,556

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except par values)

	March 30, 2024	December 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$157.6	$163.0
Trade accounts receivable, net of allowance for credit losses of $4.7 million and $4.8 million at March 30, 2024 and December 30, 2023, respectively	330.7	355.5
Inventories	506.1	545.0
Assets held for sale	11.4	—
Other current assets	159.8	168.4
Total current assets	1,165.6	1,231.9
Lease receivable, non-current	70.3	71.4
Deferred costs and other contract assets	57.9	57.3
Property and equipment, net	415.0	424.4
Customer relationships, net - (Note 9)	169.3	177.7
Acquired technologies, net - (Note 9)	119.9	129.4
Other intangible assets, net - (Note 9)	124.0	112.8
Trademarks - (Note 9)	222.7	232.4
Goodwill	396.0	407.7
Deferred tax assets	107.1	107.2
Other non-current assets	109.9	89.3
Total assets	$2,957.7	$3,041.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$203.1	$251.5
Accrued compensation	65.2	62.6
Deferred revenue and other contract liabilities, current	70.0	87.3
Other current liabilities	165.9	162.4
Total current liabilities	504.2	563.8
Long-term debt	841.4	871.7
Deferred tax liabilities	106.9	111.7
Other non-current liabilities	140.0	129.5
Total liabilities	1,592.5	1,676.7
Commitments and contingencies - (Note 24)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100.0 million shares authorized; 53.1 million and 52.8 million shares issued and outstanding at March 30, 2024 and December 30, 2023, respectively	0.1	0.1
Treasury stock, 19.5 million and 19.5 million shares at March 30, 2024 and December 30, 2023, respectively	(1,169.2)	(1,169.2)
Additional paid-in capital	794.9	783.4
Accumulated other comprehensive loss	(75.3)	(45.3)
Retained earnings	1,814.7	1,795.8
Total stockholders’ equity	1,365.2	1,364.8
Total liabilities and stockholders’ equity	$2,957.7	$3,041.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended
	March 30, 2024	April 1, 2023
Revenue	$492.8	$565.0
Cost of goods sold	251.1	280.2
Gross profit	241.7	284.8
Operating expenses:
Selling, general and administrative	159.9	196.3
Research and development	47.8	50.5
Total operating expenses	207.7	246.8
Operating income	34.0	38.0
Non-operating loss	(9.1)	(11.8)
Income before provision for income taxes	24.9	26.2
Provision for income taxes	6.0	4.9
Net income	$18.9	$21.3

Net income per share:
Basic	$0.36	$0.40
Diluted	$0.35	$0.39

Weighted-average shares used in per share calculations:
Basic	53.0	52.6
Diluted	54.2	54.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in millions)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income	$18.9	$21.3
Other comprehensive loss, net of tax:
Unrealized losses from foreign currency translation adjustments	(35.6)	(22.8)
Change in pension benefits	0.7	(2.2)
Unrealized gain (loss) on cash flow hedges	4.9	(4.3)
Total comprehensive loss	$(11.1)	$(8.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions)
	Three Months Ended March 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 30, 2023	52.8	$0.1	19.5	$(1,169.2)	$783.4	$(45.3)	$1,795.8	$1,364.8
Stock options exercised	0.2	—	—	—	7.2	—	—	7.2
Restricted/Performance stock units vested	0.1	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	—	(5.3)	—	—	(5.3)
Stock-based compensation	—	—	—	—	9.6	—	—	9.6
Net income	—	—	—	—	—	—	18.9	18.9
Foreign currency translation adjustment	—	—	—	—	—	(35.6)	—	(35.6)
Change in pension benefits	—	—	—	—	—	0.7	—	0.7
Unrealized gain on cash flow hedge	—	—	—	—	—	4.9	—	4.9
Balance at March 30, 2024	53.1	$0.1	19.5	$(1,169.2)	$794.9	$(75.3)	$1,814.7	$1,365.2

	Three Months Ended April 1, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	52.5	$0.1	19.5	$(1,169.2)	$782.2	$11.5	$1,714.3	$1,338.9
Stock options exercised	0.1	—	—	—	4.3	—	—	4.3
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	—	(12.2)	—	—	(12.2)
Stock-based compensation	—	—	—	—	7.3	—	—	7.3
Net income	—	—	—	—	—	—	21.3	21.3
Foreign currency translation adjustment	—	—	—	—	—	(22.8)	—	(22.8)
Change in pension benefits	—	—	—	—	—	(2.2)	—	(2.2)
Unrealized loss on cash flow hedge	—	—	—	—	—	(4.3)	—	(4.3)
Balance at April 1, 2023	52.8	$0.1	19.5	$(1,169.2)	$781.6	$(17.8)	$1,735.6	$1,330.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net income	$18.9	$21.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.3	26.1
Stock-based compensation expense	9.6	7.3
Provision for credit losses	0.1	0.4
Amortization of debt issuance cost	0.5	0.5
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	22.4	34.8
Decrease (increase) in inventories	23.9	(7.1)
Decrease (increase) in other current assets	7.0	(5.9)
Decrease (increase) in lease receivable, net	0.7	(8.8)
Decrease (increase) in deferred costs and other contract assets	(0.6)	(1.0)
Decrease (increase) in other non-current assets	(0.8)	(2.7)
Increase (decrease) in accounts payable	(40.6)	(27.1)
Increase (decrease) in accrued compensation	3.2	(16.5)
Increase (decrease) in accrued liabilities	2.3	(21.8)
Increase (decrease) in income tax payable	(5.8)	(8.3)
Increase (decrease) in deferred revenue and other contract-related liabilities	(13.9)	0.9
Increase (decrease) in other non-current liabilities	(5.4)	8.3
Net cash provided by (used in) operating activities	45.8	0.4
Cash flows from investing activities:
Purchases of property and equipment, net	(8.2)	(8.5)
Increase in intangible assets	(10.6)	(9.7)
Business combinations, net of cash acquired	—	7.5
Other strategic investing activities	(0.1)	(0.4)
Net cash (used in) provided by investing activities	(18.9)	(11.1)
Cash flows from financing activities:
Borrowings under line of credit	64.0	44.4
Repayments on line of credit	(92.3)	(72.4)
Proceeds from issuance of common stock	7.1	4.9
Payroll tax withholdings on behalf of employees for vested equity awards	(5.3)	(12.1)
Net cash (used in) provided by financing activities	(26.5)	(35.2)
Effect of foreign currency exchange rates on cash	(4.6)	17.4
Net decrease in cash, cash equivalents and restricted cash	(4.2)	(28.5)
Cash, cash equivalents and restricted cash at beginning of period	168.2	209.6
Cash, cash equivalents and restricted cash at end of period	$164.0	$181.1
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 30, 2023 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (fiscal year 2023), filed with the SEC on February 28, 2024. The results for the three months ended March 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 2024 (fiscal year 2024) or for any other interim period or for any future year.
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 weeks while a 53 week fiscal year includes three 13 week fiscal quarters and one 14 week fiscal quarter. The Company’s last 53 week fiscal year was fiscal year 2020. Fiscal year 2024 is a 52 week fiscal year ending December 28, 2024. All references to years in these notes to condensed consolidated financial statements are fiscal years unless otherwise noted.
Reclassifications
Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation, including certain balance sheet asset accounts in the consolidated financial statements for the year ended December 30, 2023. There was no impact on previously reported total assets, liabilities, stockholders’ equity or net income.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of standalone selling prices, variable consideration, total consideration allocated to each performance obligation within a contract, inventory valuation, valuation of the Company’s equity awards, valuation of identifiable assets and liabilities connected with business combinations, impairment of long-lived assets, intangible assets and goodwill; derivative and equity instruments, deferred taxes and any associated valuation allowances, deferred revenue, accounting for pensions, uncertain income tax positions, litigation costs, and related accruals. See Note 24, “Commitments and Contingencies”. Actual results could differ from such estimates.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at March 30, 2024:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$81.9	$81.9	$—	$—
Money market funds	75.7	75.7	—	—
Equity securities	1.7	1.7	—	—
Pension assets	22.9	16.6	6.3	—
Derivative instruments - cash flow hedges(1)	14.4	—	14.4	—
Derivative instruments - warrants	0.9	0.9	—	—
Total assets	$197.5	$176.8	$20.7	$—

Liabilities
Derivative instruments - cash flow hedges	$—	$—	$—	$—
Pension benefit obligation	32.1	32.1	—	—
Total liabilities	$32.1	$32.1	$—	$—
______________
(1)     Includes accrued interest.
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at December 30, 2023:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$87.0	$87.0	$—	$—
Money market funds	76.0	76.0	—	—
Pension assets	23.1	16.8	6.3	—
Equity securities	1.7	1.7	—	—
Derivative instruments - cash flow hedges(1)	11.6	—	11.6	—
Derivative instruments - warrants	1.0	1.0	—	—
Total assets	$200.4	$182.5	$17.9	$—

Liabilities
Derivative instruments - cash flow hedges	$3.6	$3.6	$—	$—
Pension benefit obligation	32.6	32.6	—	—
Total liabilities	$36.2	$36.2	$—	$—

______________
(1)     Includes accrued interest.
The Company invests in checking, savings and money market fund accounts, which are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices. These investments are classified as cash and cash equivalents within the Company’s accompanying condensed consolidated balance sheets, in accordance with GAAP and its accounting policies.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company has certain strategic investments in privately-held companies (non-marketable equity securities) and companies that have completed initial public offerings (marketable equity securities). The Company’s marketable equity securities, whose price is based on quoted market price in an active market, are classified within Level 1 of the fair value hierarchy. Equity securities are classified as current, short-term investments, or non-current, recorded in other non-current assets, based on the nature of the securities and their availability for use in current operations. The changes in the fair value of those equity securities are measured at each reporting date and changes in the value of these investments between reporting dates are recorded within non-operating loss.
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
The Company also has investments in certain derivative instruments, which are measured at fair value and classified within Level 1 of the fair value hierarchy.
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
Furthermore, the Company did not elect to apply the fair value option to specific assets or liabilities on a contract-by-contract basis. The Company did not have any transfers between Level 2 and Level 3 during the three months ended March 30, 2024.
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
Revenue from the sale of products and software to end-user hospitals, emergency medical response organizations, other direct customers, distributors and OEM customers, is recognized by the Company when control of the performance obligations thereunder transfers to the customer based upon the terms of the contract or underlying purchase order.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Changes in the product warranty accrual were as follows:

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Product warranty accrual, beginning of period	$8.6	$10.6
Accrual for warranties issued	3.1	3.8
Changes in pre-existing warranties (including changes in estimates)	0.4	(3.5)
Settlements made	(4.0)	(0.7)
Product warranty accrual, end of period	$8.1	$10.2
Advertising Costs
Advertising costs include certain advertising, marketing and endorsement licensing fee agreements. Advertising and marketing costs are expensed as incurred. Licensing fees associated with product endorsers are expensed on a straight-line basis over the term of the agreement. Advertising costs are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. Advertising costs for the three months ended March 30, 2024 and April 1, 2023 were $11.9 million and $14.4 million, respectively.
Litigation Costs and Contingencies
The Company records a charge equal to at least the minimum estimated liability for a loss contingency or litigation settlement when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. The determination of whether a loss contingency, litigation settlement or contingent fee is probable or reasonably possible involves a significant amount of management judgment, as does the estimation of the range of loss given the nature of contingencies or any associated contingent fees related to a settlement of a legal matter. Liabilities related to litigation settlements with multiple elements are recorded based on the fair value of each element. Legal and other litigation related expenses are recognized as the services are provided. Contingent legal fee expenses are recognized when probable and reasonably estimable. The Company records insurance and other indemnity recoveries for litigation expenses when both of the following conditions are met: (a) the recovery is probable, and (b) collectability is reasonably assured. Insurance recoveries are only recorded to the extent the litigation costs to which they relate have been incurred and recognized in the financial statements.
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
Net Income Per Share
A computation of basic and diluted net income per share is as follows:

	Three Months Ended
(in millions, except per share amounts)	March 30, 2024	April 1, 2023
Net income	$18.9	$21.3
Basic net income per share:
Weighted-average shares outstanding - basic	53.0	52.6
Net income per basic share	$0.36	$0.40
Diluted net income per share:
Weighted-average shares outstanding - basic	53.0	52.6
Diluted share equivalents: stock options, RSUs and PSUs	1.3	1.8
Weighted-average shares outstanding - diluted	54.2	54.4
Net income per diluted share	$0.35	$0.39
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For each of the three months ended March 30, 2024 and April 1, 2023, weighted options to purchase 1.4 million and 1.0 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of March 30, 2024 and April 1, 2023, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for the three month periods then ended. For additional information with respect to these RSUs, please see “Employment and Severance Agreements” in Note 24, “Commitments and Contingencies”.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Cash paid during the year for:
Interest expense	$11.7	$11.7
Income taxes	8.5	11.0
Operating lease liabilities	5.7	5.3

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$20.6	$0.6

Non-cash investing activities:
Unpaid purchases of property and equipment	$2.7	$0.7
Unpaid strategic investments	0.2	1.2

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$0.1	$0.1

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$157.6	$174.1
Restricted cash	6.4	7.0
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$164.0	$181.1
Recently Adopted and Recently Announced Accounting Pronouncements
There have been no material changes to the accounting policies discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 28, 2024. other than the following update:
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted with retrospective application to all prior periods presented. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is continuing to evaluate the impact of this standard on its consolidated financial statements upon adoption.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
3. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Willow Laboratories, Inc. (Willow). The Company is a party to the following agreements with Willow:
•Cross-Licensing Agreement - The Company and Willow are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Willow arising under the Cross-Licensing Agreement were $4.8 million and $5.6 million for the three months ended March 30, 2024 and April 1, 2023, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Willow (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Willow. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.1 million for each of the three months ended March 30, 2024 and April 1, 2023.
•Lease Agreement - Effective December 2019, the Company entered into a lease agreement with Willow for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Willow Lease). The term of the Willow Lease expires on December 31, 2024. The Company recognized approximately $0.3 million of lease income for each of the three months ended March 30, 2024 and April 1, 2023.
Net amounts due to Willow at March 30, 2024 and December 30, 2023 were approximately $4.9 million and $4.1 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation, and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. During each of the three months ended March 30, 2024 and April 1, 2023, the Company made cash contributions of approximately $1.0 million to the Masimo Foundation. During each of the three months ended March 30, 2024 and April 1, 2023, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During each of the three months ended March 30, 2024, and April 1, 2023, the Company incurred no marketing expenses to LMMV under the marketing service agreement. At each of March 30, 2024 and December 30, 2023, there were no amounts due to LMMV for services rendered.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For the three months ended March 30, 2024, the Company’s CEO did not incur charges pursuant to this agreement. For the three months ended April 1, 2023, the Company charged the Company’s CEO less than $0.1 million pursuant to this agreement.
4. Inventories
Inventories consist of the following:

(in millions)	March 30, 2024	December 30, 2023
Raw materials	$232.6	$229.7
Work-in-process	29.3	30.0
Finished goods	244.2	285.3
Total inventories	$506.1	$545.0
5. Other Current Assets
Other current assets consist of the following:

(in millions)	March 30, 2024	December 30, 2023
Prepaid expenses	$53.1	$58.3
Lease receivable, current	29.7	30.2
Prepaid income taxes	27.7	29.3
Indirect taxes receivable	23.1	28.6
Other receivables	10.3	6.8
Contract assets, current	7.2	6.7
Prepaid rebates and royalties, current	5.0	4.8
Restricted cash(1)	3.0	3.0
Other current assets	0.7	0.7
Total other current assets	$159.8	$168.4
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
For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases are included within revenue in the accompanying condensed consolidated statements of operations. For the three months ended March 30, 2024 and April 1, 2023, lease revenue was approximately $16.0 million and $20.0 million, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Lease receivable from sales-type leases consists of the following:

(in millions)	March 30, 2024	December 30, 2023
Lease receivable	$100.3	$101.9
Allowance for credit loss	(0.3)	(0.3)
Lease receivable, net	100.0	101.6
Less: current portion of lease receivable	(29.7)	(30.2)
Lease receivable, non-current	$70.3	$71.4
As of March 30, 2024, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal year	Sales-Type Leases	Operating Leases
2024 (balance of year)	$22.9	$8.5
2025	25.7	10.2
2026	19.8	9.4
2027	14.4	7.8
2028	8.0	5.6
Thereafter	9.2	9.1
Total	$100.0	$50.6
Less: imputed interest(1)	—
Present value of total lease payments	$100.0
______________
(1)     The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	March 30, 2024	December 30, 2023
Deferred commissions	$21.3	$21.8
Unbilled contract receivables	18.8	17.0
Prepaid contract allowances	16.2	17.0
Deferred equipment agreements, net	1.6	1.5
Deferred costs and other contract assets	$57.9	$57.3

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
8. Property and Equipment, net
Property and equipment, net, consists of the following:

(in millions)	March 30, 2024	December 30, 2023
Machinery, equipment and tooling	$173.1	$169.7
Building and building improvements	150.5	151.0
Operating lease assets	108.1	92.2
Land(1)	54.6	66.2
Computer equipment and software	45.4	45.5
Leasehold improvements	39.6	37.5
Transportation, vehicles and other	33.5	34.0
Furniture and office equipment	18.7	20.4
Demonstration units	11.3	11.1
Construction-in-progress (CIP)	58.0	59.2
Total property and equipment	692.8	686.8
Accumulated depreciation	(277.8)	(262.4)
Property and equipment, net(1)	$415.0	$424.4
______________
(1)    At March 30, 2024, property, plant and equipment, net, excluded $11.4 million of idle undeveloped land classified as held for sale within the healthcare segment. The sale of land is expected to be completed within the earlier of the next 12 months or upon the closing of customary escrow and due diligence procedures. Any gain on the sale of land transaction will be recorded at the time of disposal.
For the three months ended March 30, 2024 and April 1, 2023, depreciation expense of property and equipment was $10.5 million and $11.8 million, respectively.
For the three months ended March 30, 2024 and April 1, 2023, $6.4 million and $3.0 million of equipment leased to customers was amortized to cost of goods sold, respectively. As of March 30, 2024 and December 30, 2023, accumulated amortization of equipment leased to customers was $0.4 million and $1.5 million, respectively.
The balance in CIP at March 30, 2024 and December 30, 2023 related primarily to the capitalized implementation costs related to a new enterprise resource planning software system, costs related to facility improvements, the expansion of certain key manufacturing facilities globally, machinery and equipment at the Company’s corporate headquarters, as well as on-going development costs associated with a new research and development facility, the underlying assets for which have not been completed or placed into service.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
9. Intangible Assets, net
Intangible assets, net, consist of the following:

	March 30, 2024			December 30, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$184.4	$(15.1)	$169.3	$209.2	$(31.5)	$177.7
Acquired technologies	138.5	(18.6)	119.9	174.7	(45.3)	129.4
Licenses	45.3	(5.0)	40.3	39.7	(7.4)	32.3
Capitalized software development costs	48.7	(6.9)	41.8	53.9	(15.2)	38.7
Patents	40.8	(15.8)	25.0	39.2	(15.2)	24.0
Trademarks	19.1	(6.8)	12.3	20.1	(7.4)	12.7
Non-compete agreements	3.8	(0.4)	3.4	6.3	(2.6)	3.7
Licenses-related party	7.5	(6.8)	0.7	7.5	(6.7)	0.8
Other	1.6	(1.1)	0.5	1.7	(1.1)	0.6
Total intangible assets subject to amortization, net	$489.7	$(76.5)	$413.2	$552.3	$(132.4)	$419.9
Intangible assets not subject to amortization:
Trademarks			$222.7			$242.4
Impairment charge			—			(10.0)
Total trademarks			222.7			232.4
Intangible assets, net			$635.9			$652.3
Finite lived intangible assets have a weighted-average amortization period ranging from twelve years to fourteen years. Total amortization expense for the three months ended March 30, 2024 and April 1, 2023 was $13.8 million and $14.3 million, respectively.
Total renewal costs for patents and trademarks for each of the three months ended March 30, 2024 and April 1, 2023 were $0.3 million. As of March 30, 2024, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal year	Amount (in millions)
2024 (balance of year)	$44.8
2025	56.1
2026	44.7
2027	43.3
2028	43.0
Thereafter	181.3
Total	$413.2
Indefinite-lived intangible assets are subject to annual impairment testing, unless circumstances dictate more frequent testing, if impairment indicators exist.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
During the fourth quarter of 2023, the Company also performed its annual goodwill impairment analysis by first electing to complete a qualitative assessment for its healthcare and non-healthcare reporting units. Based on this assessment, the Company concluded that it was more likely than not that the fair value of the healthcare reporting unit was greater than its carrying value. Accordingly, no further testing was required for the healthcare reporting unit. However, the Company concluded that it was not more likely than not that the fair value of the non-healthcare reporting unit was greater than its carrying value. Therefore, the Company proceeded to perform a quantitative assessment for its non-healthcare reporting unit.
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
10. Goodwill
Changes in goodwill were as follows:

	Three Months Ended March 30, 2024
(in millions)	Healthcare	Non-healthcare	Total
Goodwill, beginning of period	$98.6	$309.1	$407.7
Foreign currency translation adjustment	(1.0)	(10.7)	(11.7)
Goodwill, end of period	$97.6	$298.4	$396.0

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
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of March 30, 2024, the weighted-average discount rate used by the Company for all operating leases was approximately 4.2%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance sheet classification	March 30, 2024	December 30, 2023
Lessee ROU assets	Other non-current assets	$75.1	$59.1

Lessee current lease liabilities	Other current liabilities	19.3	18.2
Lessee non-current lease liabilities	Other non-current liabilities	61.5	45.8
Total operating lease liabilities		$80.8	$64.0
As of March 30, 2024 and December 30, 2023, accumulated amortization for lessee ROU assets was $53.8 million and $48.9 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 5.4 years as of March 30, 2024.
As of March 30, 2024, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal year	Amount (in millions)
2024 (balance of year)	$16.9
2025	19.9
2026	15.6
2027	11.1
2028	10.4
Thereafter(1)	18.8
Total	92.7
Imputed interest	(11.9)
Present value	$80.8
______________
(1)     Includes optional renewal period for certain leases.
During the three months ended March 30, 2024 and April 1, 2023, operating lease costs were approximately $5.8 million and $5.1 million, respectively.
During the three months ended March 30, 2024, as part of the Company’s on-going rationalization of its operational footprint of the non-healthcare business, one operating lease was identified as under-utilized and considered temporarily idled due to the inability to sublease the property timely while having three years remaining on the lease term. The ROU asset had a net carrying value of approximately $5.8 million and the undiscounted future expected cash flows total $1.5 million. The recoverability test failed due to the undiscounted cash flows being less than the carrying value of the ROU asset. As a result, the Company recorded an impairment charge of approximately $3.9 million during the three months ended March 30, 2024, which was recorded in selling, general, and administrative expenses in the condensed consolidated statement of operations.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	March 30, 2024	December 30, 2023
Lessee ROU assets, net	$75.1	$59.1
Derivative assets - non-current(1)	14.3	11.4
Prepaid deposits and other	7.5	6.4
Strategic investments	6.9	7.2
Restricted cash(2)	3.4	2.2
Equity investments - fair value	2.6	2.7
Other non-current assets	0.1	0.3
Total non-current assets	$109.9	$89.3
______________
(1)    Excludes accrued interest.
(2)    Restricted cash includes cash held in certain subsidiaries in jurisdictions outside of the U.S. such as China, which may be subject to transfer restrictions depending on jurisdictions.
13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities, current, consist of the following:

(in millions)	March 30, 2024	December 30, 2023
Deferred revenue	$63.1	$63.8
Accrued rebates and allowances	23.0	37.5
Accrued customer reimbursements	10.3	12.4
Total deferred revenue and other contract liabilities	96.4	113.7
Less: Non-current portion of deferred revenue	(26.4)	(26.4)
Deferred revenue and other contract liabilities, current	$70.0	$87.3
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize revenue. Generally, both healthcare and non-healthcare segments record deferred revenue when revenue is to be recognized subsequent to invoicing.
Healthcare Deferred Revenue
Healthcare deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements, and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially. As of March 30, 2024, the Company had approximately $1,508.3 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $395.8 million of this amount as revenue within the next twelve months and the remaining balance thereafter.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Non-Healthcare Deferred Revenue
In October 2020, the Company’s subsidiary, B&W Group Ltd. (B&W), entered into an amendment to a licensing agreement, whereby B&W received a $20.0 million royalty prepayment in relation to sound system units manufactured under the Bowers & Wilkins brand for various high-end car manufacturers with a total commitment of $35.0 million to be received by September 30, 2028. As of March 30, 2024, deferred revenue was $14.6 million.
Changes in deferred revenue were as follows:

(in millions)	Three Months Ended March 30, 2024
Deferred revenue, beginning of the period	$63.8
Revenue deferred during the period	8.4
Recognition of revenue deferred in prior periods	(9.1)
Deferred revenue, end of the period	$63.1
14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	March 30, 2024	December 30, 2023
Long-term debt, current	$34.6	$34.3
Accrued indirect taxes payable	29.1	23.9
Accrued expenses	27.6	26.3
Lessee lease liabilities, current	19.3	18.2
Income tax payable	10.5	16.1
Other current liabilities(1)	9.6	6.7
Accrued property taxes	9.4	10.2
Accrued warranty	8.1	8.6
Accrued legal fees	7.7	9.9
Related party payables	5.0	4.2
Accrued donations	2.0	4.0
Licensing agreement, current	3.0	—
Total other current liabilities	$165.9	$162.4
__________________
(1)    At March 30, 2024, other current liabilities included approximately $0.5 million of refundable deposits during the due diligence period related to certain assets held for sale.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
15. Debt

(in millions)	March 30, 2024	December 30, 2023
Term loan - current portion	$13.1	$11.3
Japanese loans - current portion	21.5	23.0
Debt, current portion	34.6	34.3

Term loan - long-term	268.1	271.4
Revolver - long-term	565.5	591.5
Japanese loans - long-term	7.8	8.8
Debt, long-term	841.4	871.7
Total debt	$876.0	$906.0
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Borrowing rates, financial covenants, affirmative and negative covenants and other restricted terms remain unchanged from the Credit Facility. All unpaid principal under the First Amendment will become due and payable on April 12, 2027. The Company was in full compliance with all covenants contained in its debt agreements and Credit Facility agreements as of March 30, 2024.
For the three months ended March 30, 2024 and April 1, 2023, the Company incurred total interest expense of $11.2 million and $10.9 million under the Credit Facility, respectively.
Furthermore, in connection with the Sound United acquisition, the Company assumed three outstanding loans as follows:
Japanese Revolving Loan
In March 2020, the Company entered into a secured revolving loan (Japanese Revolving Loan) with Mizuho bank, which allows the Company to borrow up to ¥800 million (approximately $5.3 million). The Japanese Revolving Loan is an evergreen agreement that terminates upon request by either the financial institution or the borrower and is collateralized with land and buildings in Shirakawa-Shi owned by the borrower. Interest accrues at a rate equal to the Mizuho Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread of 0.50% per annum. In connection with the execution of the Japanese Revolving Loan, the Company incurred debt issuance costs of ¥7.2 million (approximately $0.05 million).
On February 28, 2023, the Company and Mizuho Bank executed an amendment to the Japanese Revolving Loan, to increase the maximum aggregate revolving loan to ¥3.00 billion (approximately $19.8 million). Under the amendment, the facility accrues interest at a rate equal to the TIBOR plus a fixed spread of 0.75% per annum. The Company also paid an upfront fee of ¥22.0 million (approximately $0.1 million) on the incremental amount of the revolving Credit Facility.
The Japanese Revolving Loan agreement contains customary affirmative and negative covenants, such as financial reporting requirements and customary covenants that restrict the borrower’s ability to, among other things, provide collateral for obligations borne by the borrower, and determine the eligibility to declare, and amount of potential dividends to be paid during a given fiscal year. As of March 30, 2024, the Company was in compliance with all covenants under the Japanese Revolving Loan agreements.
Japanese Government Loans
In May and June 2020, the Company received ¥1.48 billion (approximately $9.8 million) in non-collateralized Japanese Government Loan facilities (Japanese Government Loans) as part of its local Japanese stimulus program. Interest accrues at a weighted average rate of 1.33% and is repayable in installments with various maturities through June 2035. The non-current portion of the Japanese Government Loans is presented under long-term debt and the current portion is presented under short-term debt on the accompanying condensed consolidated balance sheets. The Company incurred no debt issuance costs in connection with the Japanese Government Loans.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of March 30, 2024, the aggregate maturities of principal on all debt for each of the next five years and thereafter are as follows:

Fiscal year	Amount (in millions)
2024 (balance of year)	$30.5
2025	16.6
2026	16.6
2027	809.0
2028	1.0
Thereafter	2.3
Total	$876.0
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	March 30, 2024	December 30, 2023
Lessee non-current lease liabilities	$61.5	$45.8
Unrecognized tax benefits	26.8	24.4
Deferred revenue, non-current	26.4	26.4
Projected benefit obligation	9.2	9.5
Income tax payable, non-current	7.1	7.1
Licensing agreement, non-current	4.5	—
Indirect tax payable, non-current	—	8.4
Other	4.5	7.9
Total other non-current liabilities	$140.0	$129.5
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
17. Derivative Instruments and Hedging Activities
Derivative Instruments - Cash Flow Hedges
The Company’s cash flow hedges are designed to mitigate the risk of exposure to variability in expected future cash flows of recognized assets, liabilities or any unrecognized forecasted transactions. Since July 2022, the Company has entered into various interest rate swaps that are designated as cash flow hedges on a substantial portion of the Company’s outstanding debt. The interest rate swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt to an average fixed interest rate of 3.22%. These contracts, carried at fair value, have maturities of approximately three years. All hedging relationships were highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged. The Company used a regression analysis at hedge inception to assess the effectiveness of cash flow hedge and periodically thereafter.
The Company records gains and losses from the changes in the fair value of these instruments as a component of other comprehensive (loss) income. Deferred gains or losses from these designated cash flow hedges are reclassified into earnings in the period that the hedged items affect earnings. The Company does not offset fair value amounts recognized for derivative instruments in its condensed consolidated balance sheets for presentation purposes. The following table summarizes the fair value of the hedging instruments, presented on a gross basis, as of March 30, 2024 and December 30, 2023.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

		Condensed Consolidated Balance Sheets
(in millions)	Balance sheet classification	March 30, 2024	December 30, 2023
Interest rate contracts, inclusive of accrued interest	Other non-current assets	$14.4	$11.6
Interest rate contracts, inclusive of accrued interest	Other non-current liabilities	—	(3.6)
Total		$14.4	$8.0
The following table summarizes the gains (losses) reclassified from accumulated other comprehensive (loss) income to the condensed consolidated financial statements for the three months ended March 30, 2024 and April 1, 2023.

Cash flow hedges		Condensed Consolidated Statement of Operations
		Three Months Ended
(in millions)	Location of gains (losses)	March 30, 2024	April 1, 2023
Interest rate contracts	Non-operating (loss)	$(4.3)	$(3.0)
Total		$(4.3)	$(3.0)
The following tables summarize the changes in accumulated other comprehensive income (loss) related to the hedging instruments for the three months and three months ended March 30, 2024 and April 1, 2023.

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Beginning balance	$7.8	$19.3
Amount recognized in other comprehensive income (loss)	10.8	(2.7)
Amount reclassified into earnings	(4.3)	(3.0)
Ending balance	$14.3	$13.6
For the three months ended March 30, 2024, the unrealized gain, net of tax was $4.9 million. For the three months ended April 1, 2023, the unrealized loss, net of tax was $4.3 million.
The Company expects to reclassify a net amount of gains of $11.8 million from accumulated other comprehensive (loss) income to non-operating (loss) income within the next 12 months.
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
The results of operations of Sound United subsequent to the acquisition date and the acquired assets and assumed liabilities, including the allocation of goodwill and intangible assets, are included in the non-healthcare segment. For the three months ended April 1, 2023, the Company recorded revenue of $216.6 million and a net loss of $3.3 million from Sound United, respectively. For the three months ended March 30, 2024, the Company recorded revenue of $152.4 million and a net loss of $11.6 million from Sound United, respectively.
Acquisition Costs
The Company recognized no transaction costs related to the Sound United acquisition for the three months ended March 30, 2024 and April 1, 2023, respectively.
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
The table below summarizes the final allocation of fair value of assets acquired and liabilities assumed.

(in millions)	Sound United
Cash consideration	$1,057.5
Purchase price	$1,057.5

Assets acquired:
Cash and cash equivalents	$82.6
Accounts receivables	108.5
Inventories	238.6
Prepaid expenses and other current assets	30.0
Property, plant and equipment	113.2
Intangible assets	649.0
Goodwill	318.0
Long-term other assets	7.4
Total assets acquired	$1,547.3

Liabilities assumed:
Accounts payable	$(118.8)
Accrued liabilities and other current liabilities	(148.9)
Deferred tax liabilities	(145.1)
Other long-term liabilities	(77.0)
Total liabilities assumed	$(489.8)

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
Stock Repurchase Program
In June 2022, the Board approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. No shares were repurchased pursuant to the 2022 Repurchase Program during the three months ended March 30, 2024. As of March 30, 2024, 5.0 million shares remained available for repurchase pursuant to the 2022 Repurchase Program.
20. Stock-Based Compensation
Total stock-based compensation expense for the three months ended March 30, 2024 and April 1, 2023 was $9.6 million and $7.3 million, respectively. The stock-based compensation expense amounts for the three months ended March 30, 2024 reflect adjustments for the expected life-to-date achievement of certain PSUs. The Company reassesses the expected achievement of such PSU awards based upon the achievement of certain pre-established multi-year performance criteria approved by the Board at the date of grant.
As of March 30, 2024, an aggregate of 9.7 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.1 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Three Months Ended March 30, 2024
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	2.8	$87.79
Granted	0.1	126.49
Canceled	—	162.00
Exercised	(0.2)	44.11
Options outstanding, end of period	2.7	$91.51
Options exercisable, end of period	2.3	$80.43
Total stock option expense for the three months ended March 30, 2024 and April 1, 2023 was $2.1 million and $2.4 million, respectively. As of March 30, 2024, the Company had $19.6 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 3.1 years.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Three Months Ended March 30, 2024
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	3.5	$105.87
Granted	0.2	126.36
Expired	—	157.76
Vested	(0.1)	178.68
RSUs outstanding, end of period	3.6	$104.94
Total RSU expense for the three months ended March 30, 2024 and April 1, 2023 was $7.2 million and $4.2 million, respectively. As of March 30, 2024, the Company had $106.4 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.7 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Three Months Ended March 30, 2024
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period	0.3	$190.04
Granted(1)	0.1	164.19
Expired	—	250.73
Vested	—	250.73
PSUs outstanding, end of period	0.4	$170.69
______________
(1)     On February 28, 2024, the Audit Committee approved the weighted payout percentage of 28% for the 2021 PSU awards (three-year performance period), which were based upon the actual fiscal 2023 performance against pre-established performance objectives. Included in the granted amount are those additional PSUs earned based on actual performance achieved. These PSUs were originally awarded at target.
During the three months ended March 30, 2024, the Company awarded 155,156 PSUs that will vest three years from the award date, based on the achievement of certain pre-established multi-year performance criteria approved by the Board. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes is recorded in the period in which the changes occur. If earned, the PSUs granted will vest upon achievement of the performance criteria, which include a relative total shareholder return (TSR) component, in the year following the evaluation and confirmation of the performance achievement criteria. The Company’s TSR is based on the Company’s common stock percentile ranking relative to the constituents of the Nasdaq Composite Index for the performance period beginning on January 1, 2024 and ending on December 31, 2026. The number of shares that may be earned can range from 0% to 200% of the target amount. The fair value of market-based RSUs is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of performance-based PSUs is determined using the closing price of the Company’s common stock on the grant date. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended March 30, 2024 and April 1, 2023 was $0.3 million and $0.7 million, respectively. The PSU expense amounts for the three months ended March 30, 2024 relate to adjustments for the expected life-to-date performance of the PSU. As of March 30, 2024, the Company had $40.4 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.9 years.
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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Risk-free interest rate	4.2%	4.2%
Expected term (in years)	5.9	5.9
Estimated volatility	42.6%	36.7%
Expected dividends	—%	—%
Weighted-average fair value of options granted	$59.60	$75.08

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of March 30, 2024 was $169.8 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of March 30, 2024 was $167.4 million.
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
The MRSP matches 100% of a participant’s salary deferral, up to 3% of each participant’s compensation for the pay period, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $1.3 million and $2.3 million to the MRSP for the three months ended March 30, 2024 and April 1, 2023, respectively, all in the form of matching contributions.
In addition, some of the Company’s international subsidiaries also have defined contribution plans to which both the employee and employers are eligible to make contributions. The Company contributed $1.6 million and $0.8 million to these plans for the three months ended March 30, 2024 and April 1, 2023, respectively.
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
The Company’s net periodic defined benefit costs for each of the three months ended March 30, 2024, and April 1, 2023 were immaterial.
22. Non-operating Loss
Non-operating loss consists of the following:

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Realized and unrealized foreign currency gains (losses)	1.9	(0.7)
Interest income	$1.2	$0.8
Interest expense	(12.0)	(11.9)
Other	(0.2)	—
Total non-operating loss	$(9.1)	$(11.8)

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
23. Income Taxes
The Company has provided for income taxes in fiscal year 2024 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended March 30, 2024 and April 1, 2023, the Company recorded discrete tax benefits of approximately $1.3 million and $2.4 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of March 30, 2024, the liability for income taxes associated with uncertain tax positions was approximately $35.3 million. If fully recognized, approximately $32.7 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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
On March 22, 2023, in connection with the Board’s unanimous selection of H Michael Cohen as Lead Independent Director, Mr. Kiani voluntarily irrevocably and permanently waived his right to treat the appointment of any lead independent director as “Good Reason”, to terminate his employment under the Amended Employment Agreement, and his right to receive contractual separation payments on this basis.
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
As of March 30, 2024, the Company had severance plan participation agreements with six executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008.
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
Willow Cross-Licensing Agreement Provisions
The Company’s Cross-Licensing Agreement with Willow contains annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Upon a change in control (as defined in the Willow Licensing Agreement) of the Company or Willow: (i) all rights to the “Masimo” trademark will be assigned to Willow if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark; (ii) the option to license technology developed by Willow for use in blood glucose monitoring will be deemed automatically exercised and a $2.5 million license fee for this technology will become immediately payable to Willow; and (iii) the minimum aggregate annual royalties payable to Willow for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and/or glucose measurements will increase to $15.0 million per year until the exclusivity period of the agreement ends, plus up to $2.0 million for each additional vital sign measurement with no maximum ceiling for non-vital sign measurements.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $267.2 million of purchase commitments as of March 30, 2024 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of March 30, 2024, the Company had approximately $5.1 million in outstanding unsecured bank guarantees.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of March 30, 2024, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Fee Agreements
On January 1, 2024, the Company entered into a one year alternative fee agreement (Fee Agreement) with respect to certain on-going legal fees and costs charged by a vendor. The Fee Agreement imposes certain limits on a quarterly and annual basis for actual legal fees incurred by the vendor that are payable based on work performed related to litigation matters against Apple (see Note 24, “Litigation” for further details). If the vendor is successful in obtaining a favorable judgement for the Company on any claim or counterclaim after exhaustion or dismissal of any appeals, or upon settlement resulting in monetary consideration to the Company, the vendor will be paid a success fee equal to three times the amount of the excess of the annual legal fee limit within 60 days after entry of a judgement or the effective date of any settlement. Amounts due to the vendor under this Fee Agreement will be recognized when probable and reasonably estimable.
In connection with the potential separation of the Company’s consumer business, the Company entered into contingent or discretionary fee agreements with various service providers, advisors and consultants. The Company is unable to reasonably estimate the contingent fees due under these agreements at this time. Amounts due will be recognized when probable and reasonably estimable.
Licensing Agreement
On February 1, 2024, the Company entered into a three-year licensing agreement for approximately $9.0 million, plus applicable taxes. As of March 30, 2024, the outstanding obligation under the licensing agreement was $7.5 million, with $3.0 million payable within 12 months.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of March 30, 2024, the Company had $157.6 million of bank balances, of which $8.1 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its healthcare products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential healthcare customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended March 30, 2024 and April 1, 2023, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 55.7% and 51.0% of healthcare revenue, respectively.
For each of the three months ended March 30, 2024 and April 1, 2023, the Company had sales through one just-in-time healthcare distributor that represented 16.1% and 8.9% of consolidated revenue, respectively.
During the three months ended March 30, 2024 and April 1, 2023, there were no revenue concentrations for the Company’s non-healthcare business.
As of March 30, 2024 and December 30, 2023, one healthcare customer represented 11.3% and 18.1%, respectively, of the Company’s consolidated accounts receivable balance. The receivable balance related to such healthcare customer is fully secured by a letter of credit.
As of March 30, 2024 and December 30, 2023, there were no customer concentration risks associated with the Company’s non-healthcare business.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Litigation
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the United States District Court for the Central District of California for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Apple filed petitions for Inter Partes review (IPR) of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO instituted IPR of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the IPR proceedings. In the IPR proceedings, one or more of the challenged claims of three of the asserted patents were found valid. The challenged claims of nine of the asserted patents were found invalid. On appeal, the U.S. Court of Appeals for the Federal Circuit affirmed all the IPR decisions except it reversed a finding of invalidity for certain dependent claims of one Masimo patent. From April 4, 2023 through May 1, 2023, the District Court held a jury trial on the trade secret, ownership, and inventorship claims. The District Court granted Apple’s motion for judgment as a matter of law on certain trade secrets and denied the remainder of Apple’s motion. On May 1, 2023, the District Court declared a mistrial because the jury was unable to reach a unanimous verdict. The stay of the patent infringement claims has been lifted and the District Court scheduled a trial on all remaining claims beginning on November 5, 2024.
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
On October 20, 2022, Apple filed two complaints against the Company in the U.S. District Court for the District of Delaware alleging that the Masimo W1™ watch infringes six utility and four design patents. Apple is seeking damages and injunctive relief. On December 12, 2022, the Company counterclaimed for monopolization, attempted monopolization, false advertising (and related causes of action) and infringement of ten patents. The Company is seeking damages and injunctive relief. On May 5, 2023, the Court ordered that the two cases be coordinated through the pre-trial stage. The Court held a case management conference in March 2024, but has not yet issued an order to address the scope of claims and counterclaims for trial or to set a trial date. The Company intends to vigorously pursue all of its claims against Apple and believes the Company has good and substantial defenses to Apple’s claims, but there is no guarantee that the Company will be successful in these efforts.
On August 22, 2023, a putative class action complaint was filed by Sergio Vazquez against the Company and members of its management alleging violations of the federal securities laws. On November 14, 2023, the court appointed Boston Retirement System, Central Pennsylvania Teamsters Pension Fund-Defined Benefit Plan, and Central Pennsylvania Teamsters Pension Fund-Retirement Income Plan 1987 as lead plaintiffs. The lead plaintiffs filed an amended complaint on February 12, 2024. The amended complaint alleges that the Company and members of its management, from May 4, 2022 through August 8, 2023, disseminated materially false and misleading statements and/or concealed material adverse facts relating to the performance of its healthcare business and the success of the Company’s legacy Sound United business. The Company moved to dismiss the amended complaint on April 29, 2024. Briefing on the motion is scheduled to conclude by July 26, 2024. The Company believes it has good and substantial defenses to the claims in the amended complaint, but there is no guarantee that the Company will be successful in these efforts. The Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
On May 1, 2024, a purported stockholder, Linda McClellan filed a derivative action in the U.S. District Court for the Southern District of California against certain of the Company’s current and former executives and directors, and the Company as nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties owed to the Company by allowing or permitting false or misleading statements to be disseminated regarding the performance of the Company’s healthcare business and the success of the Company’s legacy Sound United business. The complaint also asserts causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 (15 U.S.C.§ 78j(b)) and Rule 10b-5 promulgated thereunder, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Company believes it has good and substantial defenses to the claims in the complaint, but there is no guarantee that the Company will be successful in these efforts. The Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
The Company received a subpoena from the Department of Justice (DOJ) dated February 21, 2024 seeking documents and information related to the Company’s Rad-G® and Rad-97® products, including information relating to complaints surrounding the products and the Company’s decision to recall select Rad-G® products in 2024.
The Company received a civil investigative demand from the DOJ pursuant to the False Claims Act, 31 U.S.C. §§ 3729-3733, dated March 25, 2024, seeking documents and information related to customer returns of the Company’s Rad-G® and Rad-97® products, including returns related to the Company’s recall of select Rad-G® products in 2024.
The Company received a subpoena from the Securities and Exchange Commission dated March 26, 2024 seeking documents and information relating to allegations of potential accounting irregularities and internal control deficiencies from employees within the Company’s accounting department.
With respect to each of the subpoenas and the investigative demand described above, the Company is cooperating with the government and may expend significant financial and managerial resources in connection with responding to the subpoenas and investigative demand and any related investigation or any other future requests for information.
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
Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the segment. The Company uses gross profit, as presented in the Company’s financial reports, as the primary measure of segment profitability. The Company uses the same accounting policies to generate segment results as the Company does for consolidated results. Segment information presented herein reflects the impact of these changes for all periods presented. For the three months ended March 30, 2024, intercompany revenues between the Healthcare and Non-healthcare segments were $0.6 million. For the three months ended April 1, 2023, there was no intercompany revenue between healthcare and non-healthcare. All inter-segment transactions and balances are eliminated in consolidation for all periods presented below.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Selected information by reportable segment is presented below for each of the three months ended March 30, 2024 and April 1, 2023:

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Revenues by segment:
Healthcare	$339.6	$346.7
Non-healthcare	153.2	218.3
Total revenue by segment	$492.8	$565.0
Gross profit:
Healthcare	$211.4	$214.8
Non-healthcare	44.5	77.8
Other(1)	(14.2)	(7.8)
Gross profit	$241.7	$284.8
____________________________
(1)     Management excludes certain corporate expenses from segment gross profit. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment gross profit because management evaluates the operating results of the segments excluding such items.
The Company’s depreciation and amortization by segment are as follows:

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Total depreciation and amortization by segment:
Healthcare	$10.0	$9.0
Non-healthcare	14.3	17.1
Total depreciation and amortization by segment	$24.3	$26.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, which we filed with the SEC on February 28, 2024. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
Executive Overview
We are a global technology company dedicated to improving lives. We seek to accelerate our growth strategies and strengthen our focus on patient care via two business segments: healthcare and non-healthcare.
Healthcare
Our healthcare business develops, manufactures and markets a variety of noninvasive patient monitoring technologies, hospital automation and connectivity solutions, remote monitoring devices and consumer health products. Our healthcare products and patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software, cables and other services. We primarily sell our healthcare products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through our direct sales force, distributors and original equipment manufacturer (OEM) partners, such as GE Healthcare, Hillrom, Mindray, Philips, Physio-Control, and Zoll, among others.
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
Our measurement technologies are available on many types of devices, from bedside hospital monitors like the Root® Patient Monitoring and Connectivity Hub, to various handheld and portable devices, and to the tetherless Radius-PPG®, Radius-VSM® and Masimo SafetyNet™ remote patient surveillance solution. The Masimo Hospital Automation™ Platform facilitates data integration, connectivity, and interoperability through solutions like Patient SafetyNet™, Iris™, iSirona™, Replica® and UniView™ to facilitate more efficient clinical workflows and to help clinicians provide the best possible care, both in-person and remotely. Leveraging our expertise in hospital-grade technologies, we have expanded our suite of products intended for use outside the hospital and products for home wellness, to include Masimo Sleep™, a sleep quality solution; the Masimo Radius Tº®, a wireless wearable continuous thermometer; Radius PCG®, a wireless tetherless capnograph; Masimo W1™ and upcoming Masimo Freedom™ biosensing health and smart watches; Masimo Opioid Halo™, an opioid overdose prevention and alert system, and the Masimo Stork™ a baby monitoring system.

Non-healthcare
Our non-healthcare business develops, manufactures, markets, sells and licenses premium sound and home integration technologies and accessories under iconic consumer brands such as Bowers & Wilkins™, Denon™, Marantz™, HEOS™, Classé™, Polk Audio™, Boston Acoustics™ and Definitive Technology™, which offer products with unparalleled quality and performance to consumers, professional sound studios and audiophiles worldwide. Our products are sold direct-to-consumers, or through authorized retailers, distributors and wholesalers. We also license our audio technology to select luxury automotive manufacturers such as Aston Martin®, BMW®, Maserati®, McLaren®, Polestar® and Volvo®. We continue to expand our collaborations and brand partnerships, which include certain airlines for bespoke headphones allowing for the best in-flight audio experience; certain computer and laptop manufacturers by delivering a new experience within computer audio; and certain high-performance TV manufacturers, allowing for delivery of a range of integrated discreet audio devices and enclosures.
Recent Product Developments and Releases by Segment
Healthcare
In February 2024, we announced FDA 510(k) clearance of MightySat® Medical, making it the first and only FDA-cleared medical fingertip pulse oximeter available Over-The-Counter (OTC) direct to consumers without a prescription. This clearance brings consumers a pulse oximeter medical device powered by Masimo SET® pulse oximetry, the same technology relied on by hospitals and clinics around the world to monitor more than 200 million patients every year.
Economic Trends and Developments Effecting Our Business
Economic Trends
The healthcare and non-healthcare markets we operate in are highly competitive and dynamic, and have experienced a number of headwinds in 2023, including but not limited to inflationary pressures, interest rates volatility, rising energy costs, recessionary trends, and foreign currency fluctuations. All of these have affected the global economic environment, along with the healthcare facility spending trends and consumer spending behaviors which ultimately affect the Company’s performance. While we have experienced some short-term volatility in both our healthcare and non-healthcare segments, we are optimistic about long-term growth across both segments due to our new product launches, our continued investment in expanding markets and embedding our improved technologies into our product portfolio.
In an effort to bolster our long-term financial position, during the first quarter of 2023, we initiated various cost reduction actions to better optimize our cost structure with near-term revenue to enhance our operating cash flow, and improve our profitability for both segments going forward. Our initial focus was on a reduction of variable costs, with specific attention to eliminating cost inefficiencies in our supply chain and reducing variable labor spend and overhead costs in our production facilities by shifting manufacturing of certain products to lower cost locations. Through the second and third quarter of 2023, we expanded these actions by streamlining operations, including the consolidation and rationalization of business activities and facilities, workforce reductions, suspension of incentive bonus compensation and annual salary adjustments, transfers of product lines between manufacturing facilities, and the transfer of other business activities between sites. At the same time, we also revisited our revenue forecasts to reflect the current lower than expected U.S. hospital inpatient census, elevated sensor inventory levels at some customers due to discounting in prior quarters, and other factors that negatively affected revenues.
Compared to the prior year period, healthcare revenues were close to flat. Encouragingly, unrecognized contract revenue grew 11% over the same period, and grew 1% sequentially over fourth quarter 2023. Our success in winning new customers is apparent and these contracts are expected to translate into a meaningful source of revenue growth this year.
Non-healthcare revenues were in-line with our guidance as this business has stabilized despite difficult conditions that are affecting discretionary consumer spending.
Seasonality
Each of our business segments is individually influenced by many factors, including but not limited to: new product releases, acquisitions, regulatory approvals, holiday schedules, hospital census, clinicians, nurses and hospital personnel, the timing of the influenza season, holiday seasons, consumer pressures, fluctuations in interest rates, inflationary and recessionary pressures, consumer demand and preferences, competitors’ marketing promotions and sales incentives; among many other factors.
Our healthcare revenues in the third quarter of our fiscal years have historically represented a lower percentage of segment revenues due to the seasonality of the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer elective procedures utilizing our healthcare products.

Our non-healthcare revenues in the fourth quarter of a fiscal year historically produce a higher percentage of our segment revenues than the other quarters of our fiscal year due to the holiday shopping season and our corresponding promotional activities. Our promotional discounting activity may negatively impact our gross margin during the holiday periods and into the trailing period (depending on our annual 52/53 week fiscal year end calendar).
On-Going Russian-Ukraine Conflict, Israel-Palestine-Iran War
We continue to monitor the uncertainty from conflicts and wars in Russia, the Ukraine, Israel and Iran, with respect to ongoing business in such regions, and are continuing to support existing patient populations while remaining compliant with all applicable U.S. and EU sanctions and regulations, where applicable. While none of Russia, the Ukraine or Israel constitute a material portion of our business, a significant escalation or expansion of economic disruption or the current scope of the conflicts in either geographic region, including the Middle East, could have an impact on our business. In the interim, order acceptance for Russia has been halted. For the three months ended March 30, 2024, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.
Related Party Transactions
Willow Laboratories, Inc.
Willow Laboratories, Inc. (Willow), formerly known as Cercacor Laboratories, Inc., is an independent entity spun off from us to our stockholders in 1998. Joe Kiani, our Chairman and Chief Executive Officer (CEO), is also the Chairman and CEO of Willow. We are a party to a cross-licensing agreement with Willow, which was amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. See Note 3, “Related Party Transactions”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to Willow.
Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue.

	Three Months Ended (in millions, except percentages)
	March 30, 2024	Percentage of Revenue	April 1, 2023	Percentage of Revenue
Revenue	$492.8	100.0%	$565.0	100.0%
Cost of goods sold	251.1	51.0	280.2	49.6
Gross profit	241.7	49.0	284.8	50.4
Operating expenses:
Selling, general and administrative	159.9	32.4	196.3	34.7
Research and development	47.8	9.7	50.5	8.9
Total operating expenses	207.7	42.1	246.8	43.7
Operating income	34.0	6.9	38.0	6.7
Non-operating loss	(9.1)	(1.8)	(11.8)	(2.1)
Income before provision for income taxes	24.9	5.1	26.2	4.5
Provision for income taxes	6.0	1.2	4.9	0.9
Net income	$18.9	3.8%	$21.3	3.7%

Comparison of the Three Months ended March 30, 2024 to the Three Months ended April 1, 2023
Revenue. Revenue decreased $72.2 million, or 12.8%, to $492.8 million for the three months ended March 30, 2024 from $565.0 million for the three months ended April 1, 2023.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of consumer audio visual and sound related products. The following table details our revenues by segment for each of the three months ended March 30, 2024 and April 1, 2023:

	Three Months Ended (in millions, except percentage)
	March 30, 2024		April 1, 2023		Increase/ (Decrease)	Percentage Change
Healthcare	$339.6	68.9%	$346.7	61.4%	$(7.1)	(2.0)%
Non-healthcare	153.2	31.1	218.3	38.6	(65.1)	(29.8)
Revenue by segment	$492.8	100.0%	$565.0	100.0%	$(72.2)	(12.8)%
Healthcare segment revenue for the three months ended March 30, 2024 decreased slightly year over year due to a challenging comparison to the three months ended April 1, 2023. Revenues were unfavorably impacted by approximately $1.5 million of foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels decreased $4.0 million, or 1.3%, to $310.9 million for the three months ended March 30, 2024 compared to $314.9 million for the three months ended April 1, 2023. Revenues from our OEM channel decreased $3.1 million, or 9.7%, to $28.7 million for the three months ended March 30, 2024 as compared to $31.8 million for the three months ended April 1, 2023.
During the three months ended March 30, 2024, we shipped approximately 50,400 noninvasive technology boards and instruments. Unrecognized Contract Revenues grew 11% over the prior year and also increased by 1% sequentially to reach $1.5 billion. Our success in winning new customers is apparent and these contracts are expected to translate into a meaningful source of revenue growth this year.
For the three months ended March 30, 2024, non-healthcare revenue decreased $65.1 million, or 29.8%, compared to the three months ended April 1, 2023. Non-healthcare revenues were in-line with our guidance as this business has stabilized despite difficult conditions that are affecting discretionary consumer spending.
Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the three months ended March 30, 2024 and April 1, 2023 was as follows:

Gross Profit (in millions, except percentages)
Three Months Ended March 30, 2024	Percentage of Net Revenues	Three Months Ended April 1, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$241.7	49.0%	$284.8	50.4%	$(43.1)	(15.1)%
Cost of goods sold decreased $29.1 million for the three months ended March 30, 2024, compared to the three months ended April 1, 2023, primarily due to decreased sales volumes in both the healthcare and non-healthcare segments. Gross profit decreased to 49.0% for the three months ended March 30, 2024, compared to 50.4% for the three months ended April 1, 2023, primarily due to product mix volumes and certain manufacturing transition expenses. Additionally, cost of goods sold for the three months ended March 30, 2024 includes approximately $3.1 million for certain product recall expenses.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising, marketing, promotion costs, licensing fees, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended March 30, 2024 and April 1, 2023 were as follows:

Selling, General and Administrative (in millions, except percentages)
Three Months Ended March 30, 2024	Percentage of Net Revenues	Three Months Ended April 1, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$159.9	32.4%	$196.3	34.7%	$(36.4)	(18.5)%
Selling, general and administrative expenses decreased $36.4 million, or 18.5%, for the three months ended March 30, 2024, compared to the three months ended April 1, 2023. The decrease was primarily attributable to lower legal and professional fees of approximately $23.4 million, lower compensation and other employee-related costs of approximately $6.4 million, insurance recoveries of approximately $5.0 million, lower advertising and marketing-related costs of approximately $3.4 million and lower amortization expense of approximately $0.2 million, which were offset by an ROU asset impairment charge of approximately $3.9 million and higher other office-related costs of approximately $1.9 million.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended March 30, 2024 and April 1, 2023 were as follows:

Research and Development (in millions, except percentages)
Three Months Ended March 30, 2024	Percentage of Net Revenues	Three Months Ended April 1, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$47.8	9.7%	$50.5	8.9%	$(2.7)	(5.3)%
Research and development expenses decreased $2.7 million, or 5.3%, for the three months ended March 30, 2024, compared to the three months ended April 1, 2023. The decrease was primarily attributable to lower compensation and other employee-related costs of approximately $1.8 million, lower engineering project costs of approximately $0.9 million, lower amortization expense of approximately $0.4 million and lower professional fees of approximately $0.3 million, which were offset by higher other office-related costs of approximately $0.8 million.
Non-operating Loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the three months ended March 30, 2024 and April 1, 2023 was as follows:

Non-operating Loss (in millions, except percentages)
Three Months Ended March 30, 2024	Percentage of Net Revenues	Three Months Ended April 1, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(9.1)	(1.8)%	$(11.8)	(2.1)%	$2.7	(22.9)%
Non-operating loss was $9.1 million for the three months ended March 30, 2024, as compared to $11.8 million of non-operating loss for the three months ended April 1, 2023. This net increase of approximately $2.7 million was primarily due to interest expense incurred under our credit facility of approximately $12.0 million, offset by the net realized and unrealized foreign currency denominated transactions of approximately $1.9 million and interest income on cash deposits of approximately $1.2 million.
Provision for Income Taxes. Our provision for income taxes for the three months ended March 30, 2024 and April 1, 2023 was as follows:

Provision for Income Taxes (in millions, except percentages)
Three Months Ended March 30, 2024	Percentage of Net Revenues	Three Months Ended April 1, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$6.0	1.2%	$4.9	0.9%	$1.1	22.4%
For the three months ended March 30, 2024, we recorded a provision for income taxes of approximately $6.0 million, or an effective tax provision rate of 24.1%, as compared to a provision for income taxes of approximately $4.9 million, or an effective tax provision rate of 18.7%, for the three months ended April 1, 2023. The increase in our income tax rate for the three months ended March 30, 2024 resulted primarily a decrease in the amount of excess tax benefits realized from stock-based compensation of approximately $1.1 million compared to the three months ended April 1, 2023.

Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our Credit Facility. As of March 30, 2024, we had approximately $661.4 million in working capital, of which approximately $157.6 million was in cash and cash equivalents. In addition to net working capital, as of March 30, 2024, we had approximately $135.8 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Facility.
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
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of March 30, 2024, we had cash totaling $62.4 million held outside of the U.S., of which approximately $25.5 million was accessible without additional tax cost and approximately $36.9 million was accessible at an incremental estimated tax cost of up to $0.3 million. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Our cash requirements depend on numerous factors, including, but not limited to, market acceptance of our technologies, our continued ability to commercialize new products and to create or improve our technologies and applications, expansion of our global footprint through acquisitions and/or strategic investments in technologies or technology companies, hedging and derivative activities, investments in property and equipment, the renewal of our Credit Facility, the impact of disruptions to the manufacturing industry supply chain for key components, inflation, repurchases of our stock under our authorized stock repurchase program, costs related to our domestic and international regulatory requirements and other long-term commitment and contingencies. For further details regarding our commitment and contingencies, see Note 24 to our accompanying condensed consolidated financial statements included in Part IV, Item 15(a) of this Quarterly Report on Form 10-Q.
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

Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 30, 2024
(in millions)	March 30, 2024	April 1, 2023
Net cash provided by (used in):
Operating activities	$45.8	$0.4
Investing activities	(18.9)	(11.1)
Financing activities	(26.5)	(35.2)
Effect of foreign currency exchange rates on cash	(4.6)	17.4
Decrease in cash, cash equivalents and restricted cash	$(4.2)	$(28.5)
Operating Activities. Cash provided by operating activities was approximately $45.8 million for the three months ended March 30, 2024, generated primarily from net income from operations of $18.9 million. Non-cash activity included depreciation and amortization of approximately $24.3 million and stock-based benefit of approximately $9.6 million.
Other major changes in operating assets and liabilities include a decrease in accounts payable, inventories, accounts receivable, deferred revenue and other contract-related liabilities and other non-current liabilities of approximately$40.6 million, $23.9 million, $22.4 million, $13.9 million and $5.4 million, respectively, primarily due to the timing of payments and inventory build-up; an increase in accrued compensation and accrued liabilities of approximately $3.2 million and $2.3 million, respectively, primarily due to the timing of payments and the Company’s costs reduction strategies.
For the three months ended April 1, 2023, cash provided by operating activities was approximately $0.4 million, generated primarily from net income from operations of $21.3 million. Non-cash activity included depreciation and amortization of approximately $26.1 million and stock-based compensation of approximately $7.3 million. Other changes in operating assets and liabilities include a decrease in accounts payable, accrued liabilities, accrued compensation and income tax payables of approximately $27.1 million, $21.8 million, $16.5 million and $8.3 million, primarily due to the timing of payments; an increase in lease receivables, net, inventories, other current assets, deferred costs and other contract assets of approximately $8.8 million, $7.1 million, $5.9 million and $1.0 million, respectively.
Investing Activities. Cash used in investing activities for the three months ended March 30, 2024 was approximately $18.9 million, consisting primarily of approximately $8.2 million for purchases of property and equipment, approximately $10.6 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees, and approximately $0.1 million of strategic investments.
For the three months ended April 1, 2023, cash used in investing activities was approximately $11.1 million, consisting primarily of approximately $9.7 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees, approximately $8.5 million for purchases of property and equipment, approximately $0.4 million of strategic investments which were offset by approximately $7.5 million from return of escrow funds associated with a business combination.
Financing Activities. Cash used in financing activities for the three months ended March 30, 2024 was approximately $26.5 million, consisting primarily of repayment on the line of credit of approximately $92.3 million, and withholding of shares for employee payroll taxes for vested equity awards of approximately $5.3 million, which were offset by proceeds from borrowings under the line of credit of approximately $64.0 million and the issuance of common stock related to employee equity awards of approximately $7.1 million.
For the three months ended April 1, 2023, cash used in financing activities was approximately $35.2 million, consisting primarily of repayment on the line of credit of approximately $72.4 million, withholding of shares for employee payroll taxes for vested equity awards of approximately $12.1 million, which were offset by proceeds from borrowings under the line of credit of approximately $44.4 million and the issuance of common stock related to employee equity awards of approximately $4.9 million.

Capital Resources and Prospective Capital Requirements
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, our Credit Facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures primarily related to investments in infrastructure growth. Possible additional uses of cash may include acquisitions of and/or strategic investments in technologies or technology companies, investments in property, repurchases of common stock under our authorized stock repurchase program and continued legal defense of our intellectual property. However, any repurchases of common stock will be subject to numerous factors, including the availability of our common stock, general market conditions, the trading price of our common stock, availability of capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for infrastructure expansion, any stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these strategic investment requirements and potential expenditures, we anticipate that our existing cash and cash equivalents, amounts available under our Credit Facility and cash provided by operations, taken together, provide adequate resources to fund ongoing operating and capital expenditures, working capital requirements, and other operational funding needs for the next 12 months. We may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through debt financing, as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required. For additional information related to our Credit Facility, please see Note 15, “Debt”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
There have been no material changes to any of our critical accounting policies during the three months ended March 30, 2024.
For a description of our critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, which was filed with the SEC on February 28, 2024.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of March 30, 2024, the carrying value of our cash equivalents approximated fair value. We manage our risk associated with interest rates fluctuations related to interest expenses under our Credit Facility by engaging in hedging activities. Since July 2022, we entered into various interest rate swap contracts to hedge our exposure to changes in cash flows associated with our outstanding debt with variable interest rates. The interest rate swap contracts have maturities averaging five years or less. See Note 17, “Derivative Instruments and Hedging Activities”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments, interest income and credit facilities by approximately $0.1 million for each $10.0 million in interest-bearing investments and by $0.1 million for each additional $10.0 million of debt.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest expense by approximately $0.2 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the quarter ended March 30, 2024 and approximately $2.0 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the three months ended March 30, 2024.
We sponsor multiple defined benefit pension plans covering certain international employees. The aggregate fair value of the plans’ investments was $22.9 million as of March 30, 2024. The plans’ assets may be subject to market risk, interest rate risk, and credit risk, which may affect the value of the plans’ assets and the funding of the plans.
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
We do not use derivatives or financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of March 30, 2024 would have resulted in an estimated reduction of $9.7 million in reported pre-tax income for the three months ended March 30, 2024. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
Inflation Risk
Inflation has continued to increase in the first quarter of 2024 and is expected to continue to increase for the near future. Consumer demand and discretionary spending continue to be impacted by inflationary pressures, which could materially impact our financial results, in particular, our consumer products and non-healthcare business segment. We are unable to determine the exact impact of inflation on our global business, financial condition or results of operations during the periods presented.
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
During the three months ended March 30, 2024, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 24, “Commitments and Contingencies”, to our accompanying condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks come to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment. Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 28, 2024.

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
•We depend on our domestic and international original equipment manufacturer (OEM) partners for a portion of our revenue. If they do not devote sufficient resources to the promotion of products that use our technologies, our business would be harmed.
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
•Our corporate documents, and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.
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
We depend on our domestic and international original equipment manufacturer (OEM) partners for a portion of our revenue. If they do not devote sufficient resources to the promotion of products that use our technologies, our business would be harmed.
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

These negotiated prices are made available to a GPO’s members. If we are not one of the providers selected by a GPO, the GPO’s members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. Shipments of our pulse oximetry products to customers that are members of GPOs represent approximately 94% of our U.S. healthcare product sales. Our failure to renew our contracts with GPOs may cause us to lose market share in our healthcare business and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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

Additionally, increases in demand resulting from global medical crises, such as the increase in demand we experienced during the COVID-19 pandemic, may be short lived. If the increased demand results in a stockpiling of our healthcare products by, or excess inventory at, our customers, future orders may be delayed or canceled until such on-hand inventory is consumed. We may be unable to accurately forecast our financial and operating results and appropriately plan our expenses in the future or we may fail to meet our publicly announced guidance about our business and future operating results. For example, during the second half of 2023, customers maintained elevated levels of single-patient use sensors and consumables in inventory due to the softer demand and lower hospital census, which had an adverse impact on our second half of 2023 healthcare revenue. Continued stockpiling or excess inventory as a result of lower hospital census in future quarters could also negatively impact our healthcare revenue.
*The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer, could reduce our net sales and harm our operating results.
Our healthcare business has a concentration of OEM, distributor and direct customers. For example, sales to one just-in-time distributor represented 10% or more of our consolidated revenue for the first quarter of 2024. There were no revenue concentrations for our non-healthcare business, which represented 10% or more of our consolidated revenue for the first quarter of 2024.
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
Our revenues could also be negatively affected by any rebates, discounts or fees that are required by, or offered to, GPOs and customers, including wholesalers or distributors. Additionally, one just-in-time distributor of our healthcare products has demanded higher fees, which we may be obligated to pay in order to continue to offer products to our customers through this distributor or which may obligate us to distribute our products directly to our customers. Specifically, in February 2024, we were notified by this just-in-time distributor of its intent to terminate our distribution agreement as a result of our refusal to increase distribution fees. The loss of this or any large customer or distributor, an increase in distributor fees, or the risks associated with selling directly to our customers could have a material adverse effect on our business, financial condition and results of operations.
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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements. We believe some of the new market entrants in the healthcare and monitoring space, including some of the world’s largest technology companies, and some consumer audio companies may be infringing our intellectual property, and we may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that certain individuals who previously held high level technical and clinical positions with us misappropriated our intellectual property for the benefit of themselves and other companies. For example, on January 9, 2020, we initiated litigation against Apple Inc. for infringement of a number of patents, for trade secret misappropriation and for ownership and correction of inventorship of a number of Apple Inc. patents that list one of our former employees as an inventor. For additional information on the current status of our litigation with Apple Inc., please see Note 24, “Commitments and Contingencies”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights. Furthermore, in January 2024, we entered into a one year alternative fee agreement (Fee Agreement) with respect to certain on-going legal fees and costs incurred by a vendor. The Fee Agreement imposes certain limits on a quarterly and annual basis for actual legal fees incurred by the vendor that are payable based on work performed related to litigation matters against Apple. If the vendor is successful in obtaining a favorable judgement for us on any claim or counterclaim after exhaustion or dismissal of any appeals, or upon settlement resulting in monetary consideration to us, the vendor will be paid a success fee equal to three times the amount of the excess of the annual legal fee limit within 60 days after entry of a judgement or the effective date of any settlement. Therefore, to the extent that we may be successful in our litigation against Apple, we could be required to make a payments to this vendor in excess of the actual amount of fees incurred in connection with our litigation against Apple.

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
In August 2023, we determined to initiate a voluntary recall of select Rad-G® products in connection with an issue that can result in an unintentional change in the power state of the device. On February 14, 2024, we initiated the voluntary recall. On February 21, 2024, we received a subpoena from the Department of Justice (DOJ) seeking documents and information related to our Rad-G® and Rad-97® products, including information relating to complaints surrounding the products and our decision to recall the Rad-G®. Additionally, on March 25, 2024, we received a civil investigative demand from the DOJ seeking documents and information related to customer returns of our Rad-G® and Rad-97® products, including returns related our recall of select Rad-G® products in 2024. We are investigating the reasons for the delay between August 2023 and February 2024 when the recall was initiated. We are cooperating with the government and may expend significant financial and managerial resources in connection with responding to the subpoena and the investigative demand and any related investigation or any other future requests for information.
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
*The potential separation of our consumer business is subject to various risks and uncertainties, and may not be completed on the terms currently contemplated, if at all, and, if completed, may not achieve the intended benefits.
On March 22, 2024, we announced that our Board has authorized management to evaluate a proposed separation of our consumer business. Our Board and management are currently evaluating the proposed structure of the proposed separation, but we currently expect the proposed separation will include our consumer audio and consumer health products, including the Stork baby monitor and the Freedom smart watch and band. The proposed separation is complex, and completion of the proposed separation and the timing of its completion will be subject to a number of factors and conditions, including the finalization of the structure of the proposed separation and final approval by our Board, as well as the satisfaction of conditions to completing the proposed separation, among other things. The uncertainties associated with this process, foreseen and unforeseen costs incurred, and efforts involved, may negatively affect our operating results, business and our relationships with employees, customers, suppliers and vendors. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed separation, including, but not limited to, changes in general economic and financial market conditions and material adverse changes in business or industry conditions. There can be no assurances that we will be able to complete the proposed separation or that the proposed separation will maximize shareholder value or be the best path for success. In addition, we cannot assure that we will be able to complete the proposed separation within any specified timeline, or at all. Delays or failure to consummate the proposed separation could negatively affect our business, financial condition and results of operations. The execution of the proposed separation has required and may continue to require significant time and attention from our senior management and employees, which could cause disruption in business processes and adversely affect our financial results and our results of operations, and our employees may be distracted due to uncertainty regarding the future state of our company. Additionally, foreseen and unforeseen costs may be incurred with the proposed separation, including fees such as advisory, accounting, tax, legal, reorganization, restructuring, and various other fees, some of which may be incurred regardless if the proposed separation occurs. Furthermore, if the proposed separation is completed, we may not be able to achieve the full strategic and financial benefits that are expected to result from the proposed separation.
Risks Related to Our Stock
Concentration of ownership of our stock among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of March 30, 2024, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 18.6% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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
Our corporate documents, and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.
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

We value input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. Activist shareholders who disagree with the composition of our Board, our strategy or the way our Company is managed may seek to effect change through various strategies and channels, such as through commencing another proxy contest, making public statements critical of our performance or business or engaging in other similar activities. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives, and we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. For example, in 2022, Politan Capital Management LP and Politan Capital NY LLC and certain of their affiliates (Politan), acquired a material portion of our outstanding shares and filed a proxy statement with the SEC seeking an election of two of its nominees to our Board at our 2023 Annual Meeting. At the 2023 Annual Meeting held on June 26, 2023, our stockholders voted to elect both nominees designated by Politan to serve on our Board. As a result of the contested director election, we incurred significant costs, as well as Board and management distraction during the fourth quarter of 2022 and majority of the 2023 fiscal year. In March 2024, Politan nominated two additional persons for election to our Board at our upcoming 2024 Annual Meeting. As a result of the contested director election, we expect to again incur significant costs, as well as endure Board and management distractions during the first and second quarters of 2024 and possibly through the remainder of 2024.
Responding to the upcoming proxy contest from Politan or proxy contests from any other activist shareholders will be costly and time-consuming and will again divert management’s and our Board’s attention and resources from our business activities. This could have a material adverse effect on us for at least the following reasons:
•shareholders may attempt to effect changes in our strategic direction and governance or to acquire control over our Board or our Company;
•while we welcome the opinions of all shareholders, responding to proxy contests is likely to be costly and time-consuming, disrupt our operations, and potentially divert the attention of our Board, management team and other employees away from their regular duties and the pursuit of business opportunities to enhance shareholder value;
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
•if additional individuals are elected to our Board who may have a specific agenda, including a plan to terminate our Chief Executive Officer or other executive officers, initiate a hostile takeover, or sell our healthcare or non-healthcare business, it may result in operational disruptions and adversely affect our ability to effectively implement our strategic plans in a timely manner and create additional value for our shareholders;
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
•political instability and actual or anticipated military or political conflicts, including the ongoing conflict between Ukraine and Russia, the global impact of restrictions and sanctions imposed on Russia and the Israel-Palestine-Iran war;
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

In addition, we may experience seasonal demand for our products and demand for such products could decrease significantly during a recession. For example, healthcare revenues in the third quarter of our fiscal years have generally historically represented a lower percentage of segment revenues due to the seasonality of the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer elective procedures utilizing our healthcare products. The flu season concluded abnormally early and faded quickly in the first quarter of 2023, resulting in reduced inpatient census. In addition, some customers held elevated sensor inventory levels due to discounting in prior quarters, which was discontinued during the second quarter. Healthcare facilities and hospitals experienced fewer flu-related hospitalizations and medical office visits, which decreased consumption of our single-patient use sensors and consumables. The corresponding delays in reordering for our single-patient use sensors and consumables had an adverse impact on our second,third and fourth quarter 2023 healthcare revenue. Similarly, our non-healthcare revenues in the fourth quarter of a fiscal year generally produce a higher percentage of our segment revenues than the other quarters of our fiscal year due to the holiday shopping season and our corresponding promotional activities. Our promotional discounting activity may negatively impact our gross margin during the holiday periods. Any shortfalls in expected revenue due to a mismatch in supply of and demand for our products, could cause our operating results to suffer significantly, and seasonal or similar variances may also result in fluctuations in our revenues.
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

Portions of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In addition, interfaces between our products and our customers’ computer networks could provide additional opportunities for cybersecurity attacks on us and our customers. The techniques used to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. We have experienced cybersecurity incidents in the past and expect that we will continue to be subject to cybersecurity attacks in the future. Cybersecurity attacks in particular are evolving and include, but are not limited to: threats, malicious software, ransomware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of confidential or otherwise protected information and corruption of data. As a result, there can be no assurance that our protective measures will prevent or detect security breaches that could have a significant impact on our business, reputation, financial condition and results of operations.
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
The short and long-term implications of Russia’s invasion of Ukraine, and the war in Israel are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the U.S. and several European and Asian countries; along with the war in Israel, may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in challenges associated with timely receipt of customer payments and banking transactions in Russia, increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. In addition, as a result of the current conflict, we have stopped selling non-healthcare products in Russia indefinitely. Furthermore, the Israel-Palestine-Iran war could result in disruption in the Middle East more broadly and negatively impact our operations in that region. We will continue to monitor these fluid situations and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the wars in Ukraine or Israel may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macro-economic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $109.17 to $146.85 per share from December 31, 2023 to March 30, 2024. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
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
As of March 30, 2024, approximately 9.7 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 2.7 million shares were subject to options outstanding at such date at a weighted-average exercise price of $91.51 per share, approximately 3.6 million shares were subject to outstanding RSUs, approximately 0.4 million shares were subject to outstanding PSUs and approximately 3.1 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 48 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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
Further, increased public awareness and concern regarding global climate change may result in new or enhanced legal requirements. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such uncertainty may have an impact on our business, from the demand for our products to our costs of compliance in the manufacturing and servicing of our products, all of which may impact our results of operations. In addition, climate change initiatives and legislation could also disrupt our operations by impacting the availability and cost of materials within our supply chain, and could also increase insurance and other operating costs. In addition, on March 6, 2024, the SEC finalized new rules for public companies that will require extensive climate-related disclosures and significant analysis of the impact of climate-related issues on our business strategy, results of operations, and financial condition (the SEC Climate Disclosure Rules), and extensive attestation requirements. The new rules require disclosure of, among other things, our material climate-related risks and opportunities, greenhouse gas emissions inventory, climate-related targets and goals, and financial impacts of physical and transition risks. Subsequently, in April 2024, the SEC issued an order staying implementation of the SEC Climate Disclosure Rules pending the resolution of certain challenges. Nonetheless, our legal, accounting, and other compliance expenses may increase significantly, and compliance efforts may divert management time and attention as we prepare for the potential implementation of the SEC Climate Disclosure Rules, and such expenses, efforts and diversions of management time and attention may be even greater if the SEC Climate Disclosure Rules ultimately go into effect. We may also be exposed to legal or regulatory action or claims as a result of these new regulations. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient. All of these risks could have a material adverse effect on our business, financial position, and/or stock price.
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

*Loss of or inability to continue to obtain or maintain high-quality endorsers of our consumer audio products could harm our business.
From time to time, we have established, and expect to continue to establish, relationships with public figures, music artists, automotive designers, sound studios, social media influencers and other endorsers, to develop, evaluate and promote our consumer audio products, as well as establish product authenticity with consumers. However, as competition in our consumer segment has increased, the costs associated with establishing and retaining such relationships have increased, and competition to attract and retain high-quality endorsers has also increased. If we are unable to maintain our current associations with public figures, music artists, automotive designers, sound studios, social media influencers or other endorsers, or to do so at a reasonable cost, we could lose the high visibility associated with our products, and we may be required to modify and substantially increase our marketing investments. As a result, our brands, consumer product revenues, expenses and profitability could be harmed. Furthermore, if certain public figures, music artists, automotive designers, sound studios, social media influencers or other endorsers, were to stop using our products contrary to their agreements, our business could be adversely affected. In addition, certain negative actions taken or statements made by those associated with our products or brands, could impact or harm the reputations of our consumer products, and our decisions to cease collaborating with certain endorsers in light of actions that may be taken or statements that may be made by them, could impact have an adverse effect on our sales and financial condition. Poor or non-performance by those associated with our products, a failure to continue to correctly identify promising public figures, music artists, automotive designers, sound studios, social media influencers or other endorsers to use our products and brands or a failure to enter into cost-effective fee arrangements with any of such endorsers could adversely affect our brands, reputation, sales and profitability.
Item 5. Other Information
During the fiscal quarter ended March 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
On May 3, 2024, Rolf Classon notified our Board of Directors (the “Board”) of his decision to resign from the Board and the Audit Committee of the Board, effective as of May 10, 2024.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number	Description of Document
3.1
Amended and Restated Certificate of Incorporation ((incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-142171) originally filed with the Securities and Exchange Commission on April 17, 2007))

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 28, 2023 (incorporated herein by reference Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2023)

3.3
Fifth Amended and Restated Bylaws adopted on February 5, 2023 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2023)

3.4
Amendment to Fifth Amended and Restated Bylaws adopted on April 20, 2023 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2023)

4.1
Amended Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2022)

4.2#+	Masimo Retirement Savings Plan (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022)
31.1*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1**	Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the inline XBRL document)
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 30, 2024 and December 30, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended March 30, 2024 and April 1, 2023, respectively, (iii) Condensed Consolidated Statements of Comprehensive (Loss) for the three months ended March 30, 2024 and April 1, 2023, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2024 and April 1, 2023, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
 ______________
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

MASIMO CORPORATION

Date: May 7, 2024	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: May 7, 2024	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer