Form 10-Q
period 2024-06-29
MASIMO CORP
filed 2024-08-07
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class					Number of Shares Outstanding as of June 29, 2024
Common stock, $0.001 par value					53,196,747

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 29, 2024

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except par values)

	June 29, 2024	December 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$129.6	$163.0
Trade accounts receivable, net of allowance for credit losses of $4.9 million and $4.8 million at June 29, 2024 and December 30, 2023, respectively	337.7	355.5
Inventories	513.0	545.0
Other current assets	161.9	168.4
Total current assets	1,142.2	1,231.9
Lease receivable, non-current	66.5	71.4
Deferred costs and other contract assets	58.8	57.3
Property and equipment, net	413.9	424.4
Customer relationships, net - (Note 9)	162.2	177.7
Acquired technologies, net - (Note 9)	112.0	129.4
Other intangible assets, net - (Note 9)	116.3	112.8
Trademarks - (Note 9)	215.6	232.4
Goodwill	389.0	407.7
Deferred tax assets	107.0	107.2
Other non-current assets	110.4	89.3
Total assets	$2,893.9	$3,041.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$216.0	$251.5
Accrued compensation	72.2	62.6
Deferred revenue and other contract liabilities, current	79.8	87.3
Other current liabilities	178.2	162.4
Total current liabilities	546.2	563.8
Long-term debt	746.5	871.7
Deferred tax liabilities	102.1	111.7
Other non-current liabilities	130.3	129.5
Total liabilities	1,525.1	1,676.7
Commitments and contingencies - (Note 24)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100.0 million shares authorized; 53.2 million and 52.8 million shares issued and outstanding at June 29, 2024 and December 30, 2023, respectively	0.1	0.1
Treasury stock, 19.5 million and 19.5 million shares at June 29, 2024 and December 30, 2023, respectively	(1,169.2)	(1,169.2)
Additional paid-in capital	810.6	783.4
Accumulated other comprehensive loss	(103.4)	(45.3)
Retained earnings	1,830.7	1,795.8
Total stockholders’ equity	1,368.8	1,364.8
Total liabilities and stockholders’ equity	$2,893.9	$3,041.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue	$496.3	$455.3	$989.1	$1,020.3
Cost of goods sold	241.5	234.1	492.6	514.3
Gross profit	254.8	221.2	496.5	506.0
Operating expenses:
Selling, general and administrative	177.5	151.7	337.4	348.0
Research and development	49.0	40.2	96.8	90.7
Total operating expenses	226.5	191.9	434.2	438.7
Operating income	28.3	29.3	62.3	67.3
Non-operating loss	(8.4)	(4.5)	(17.5)	(16.3)
Income before provision for income taxes	19.9	24.8	44.8	51.0
Provision for income taxes	3.9	9.1	9.9	14.0
Net income	$16.0	$15.7	$34.9	$37.0

Net income per share:
Basic	$0.30	$0.30	$0.66	$0.70
Diluted	$0.29	$0.29	$0.64	$0.68

Weighted-average shares used in per share calculations:
Basic	53.1	52.8	53.1	52.7
Diluted	54.3	54.4	54.3	54.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$16.0	$15.7	$34.9	$37.0
Other comprehensive loss, net of tax:
Unrealized losses from foreign currency translation adjustments	(27.5)	(34.6)	(63.1)	(57.4)
Change in pension benefits	—	(0.8)	0.7	(3.0)
Unrealized (loss) gain on cash flow hedges	(0.6)	5.6	4.3	1.3
Total comprehensive loss	$(12.1)	$(14.1)	$(23.2)	$(22.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions)
	Three and Six Months Ended June 29, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 30, 2023	52.8	$0.1	19.5	$(1,169.2)	$783.4	$(45.3)	$1,795.8	$1,364.8
Stock options exercised	0.2	—	—	—	7.2	—	—	7.2
Restricted/Performance stock units vested	0.1	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	—	(5.3)	—	—	(5.3)
Stock-based compensation	—	—	—	—	9.6	—	—	9.6
Net income	—	—	—	—	—	—	18.9	18.9
Foreign currency translation adjustment	—	—	—	—	—	(35.6)	—	(35.6)
Change in pension benefits	—	—	—	—	—	0.7	—	0.7
Unrealized gain on cash flow hedge	—	—	—	—	—	4.9	—	4.9
Balance at March 30, 2024	53.1	0.1	19.5	(1,169.2)	794.9	(75.3)	1,814.7	1,365.2
Stock options exercised	0.1	—	—	—	2.7	—	—	2.7
Shares paid for tax withholding	—	—	—	—	(0.5)	—	—	(0.5)
Stock-based compensation	—	—	—	—	13.5	—	—	13.5
Net income	—	—	—	—	—	—	16.0	16.0
Foreign currency translation adjustment	—	—	—	—	—	(27.5)	—	(27.5)
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(0.6)	—	(0.6)
Balance at June 29, 2024	53.2	$0.1	19.5	$(1,169.2)	$810.6	$(103.4)	$1,830.7	$1,368.8

	Three and Six Months Ended July 1, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	52.5	$0.1	19.5	$(1,169.2)	$782.2	$11.5	$1,714.3	$1,338.9
Stock options exercised	0.1	—	—	—	4.3	—	—	4.3
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	—	(12.2)	—	—	(12.2)
Stock-based compensation	—	—	—	—	7.3	—	—	7.3
Net income	—	—	—	—	—	—	21.3	21.3
Foreign currency translation adjustment	—	—	—	—	—	(22.8)	—	(22.8)
Change in pension benefits	—	—	—	—	—	(2.2)	—	(2.2)
Unrealized loss on cash flow hedge	—	—	—	—	—	(4.3)	—	(4.3)
Balance at April 1, 2023	52.8	0.1	19.5	(1,169.2)	781.6	(17.8)	1,735.6	1,330.3
Stock options exercised	—	—	—	—	1.1	—	—	1.1
Shares paid for tax withholding	—	—	—	—	(0.4)	—	—	(0.4)
Stock-based compensation	—	—	—	—	(8.6)	—	—	(8.6)
Net income	—	—	—	—	—	—	15.7	15.7
Foreign currency translation adjustment	—	—	—	—	—	(34.6)	—	(34.6)
Change in pension benefits	—	—	—	—	—	(0.8)	—	(0.8)
Unrealized gain on cash flow hedge	—	—	—	—	—	5.6	—	5.6
Balance at July 1, 2023	52.8	$0.1	19.5	$(1,169.2)	$773.7	$(47.6)	$1,751.3	$1,308.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$34.9	$37.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	48.2	51.3
Stock-based compensation expense	23.1	(1.3)
Provision for credit losses	0.4	0.5
Amortization of debt issuance cost	0.9	0.9
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	13.1	95.9
Decrease (increase) in inventories	7.6	(45.5)
Decrease (increase) in other current assets	3.4	(8.8)
Decrease (increase) in lease receivable, net	4.9	(4.4)
Decrease (increase) in deferred costs and other contract assets	(1.6)	(0.4)
Decrease (increase) in other non-current assets	(1.4)	(24.4)
Increase (decrease) in accounts payable	(22.5)	(11.8)
Increase (decrease) in accrued compensation	10.3	(39.0)
Increase (decrease) in accrued liabilities	17.1	(19.7)
Increase (decrease) in income tax payable	(1.3)	5.0
Increase (decrease) in deferred revenue and other contract-related liabilities	(7.1)	(6.8)
Increase (decrease) in other non-current liabilities	(9.7)	(4.5)
Net cash provided by (used in) operating activities	120.3	24.0
Cash flows from investing activities:
Purchases of property and equipment	(15.8)	(20.4)
Proceeds from sale of property and equipment	10.8	—
Increase in intangible assets	(16.1)	(19.9)
Business combinations, net of cash acquired	—	7.5
Other strategic investing activities	(0.1)	(0.7)
Net cash (used in) provided by investing activities	(21.2)	(33.5)
Cash flows from financing activities:
Borrowings under line of credit	64.0	79.0
Repayments on line of credit	(185.6)	(112.4)
Proceeds from issuance of common stock	9.9	6.0
Payroll tax withholdings on behalf of employees for vested equity awards	(5.8)	(12.7)
Net cash (used in) provided by financing activities	(117.5)	(40.1)
Effect of foreign currency exchange rates on cash	(14.2)	(1.4)
Net decrease in cash, cash equivalents and restricted cash	(32.6)	(51.0)
Cash, cash equivalents and restricted cash at beginning of period	168.2	209.6
Cash, cash equivalents and restricted cash at end of period	$135.6	$158.6
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 30, 2023 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (fiscal year 2023), filed with the SEC on February 28, 2024. The results for the three and six months ended June 29, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 2024 (fiscal year 2024) or for any other interim period or for any future year.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at June 29, 2024:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$94.5	$94.5	$—	$—
Money market funds	35.1	35.1	—	—
Equity securities	1.5	1.5	—	—
Pension assets	22.9	16.8	6.1	—
Derivative instruments - cash flow hedges(1)	13.6	13.6	—	—
Derivative instruments - warrants	0.8	0.8	—	—
Total assets	$168.4	$162.3	$6.1	$—
______________
(1)     Includes accrued interest.
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at December 30, 2023:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$87.0	$87.0	$—	$—
Money market funds	76.0	76.0	—	—
Pension assets	23.1	16.8	6.3	—
Equity securities	1.7	1.7	—	—
Derivative instruments - cash flow hedges(1)	11.6	11.6	—	—
Derivative instruments - warrants	1.0	1.0	—	—
Total assets	$200.4	$194.1	$6.3	$—
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
Furthermore, the Company did not elect to apply the fair value option to specific assets or liabilities on a contract-by-contract basis. The Company did not have any transfers between Level 2 and Level 3 during the six months ended June 29, 2024.
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
Employee Defined Benefit Plans
The Company maintains noncontributory defined benefit plans that cover certain employees in certain international locations. The Company recognizes the funded status, or the difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the condensed consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss. If the projected benefit obligation exceeds the fair value of plan assets, the difference or underfunded status represents the pension liability. The Company records a net periodic pension cost in the condensed consolidated statement of operations. The liabilities and annual income or expense are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of asset return. The Company’s accounting policy includes an annual re-measurement of pension assets and obligations. In addition, the Company re-measures pension assets and obligations for significant events, as of the nearest month-end date on the calendar. The fair values of plan assets are determined based on prevailing market prices. See Note 21, “Employee Benefits”, for further details.

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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Changes in the product warranty accrual were as follows:

	Six Months Ended
(in millions)	June 29, 2024	July 1, 2023
Product warranty accrual, beginning of period	$8.6	$10.6
Accrual for warranties issued	4.8	5.6
Changes in pre-existing warranties (including changes in estimates)	1.5	(5.9)
Settlements made	(5.8)	(1.0)
Product warranty accrual, end of period	$9.1	$9.3
Advertising Costs
Advertising costs include certain advertising, marketing and endorsement agreement fees. Advertising and marketing costs are expensed as incurred. Endorsement fees associated with product endorsers are expensed on a straight-line basis over the term of the agreement. Advertising costs are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. Prepayments made under endorsement agreements are included in other current assets or other non-current assets, depending on the period to which the prepayment applies. Certain endorsement agreements provide for royalty payments to endorsers based on sales of particular products, which the Company records in selling, general and administrative expense as the related sales occur. Advertising costs for the three months ended June 29, 2024 and July 1, 2023 were $14.9 million and $14.4 million, respectively. Advertising costs for the six months ended June 29, 2024 and July 1, 2023 were $26.8 million and $28.9 million, respectively.
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
Net Income Per Share
A computation of basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$16.0	$15.7	$34.9	$37.0
Basic net income per share:
Weighted-average shares outstanding - basic	53.1	52.8	53.1	52.7
Net income per basic share	$0.30	$0.30	$0.66	$0.70
Diluted net income per share:
Weighted-average shares outstanding - basic	53.1	52.8	53.1	52.7
Diluted share equivalents: stock options, RSUs and PSUs	1.2	1.6	1.2	1.6
Weighted-average shares outstanding - diluted	54.3	54.4	54.3	54.3
Net income per diluted share	$0.29	$0.29	$0.64	$0.68

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For the three months ended June 29, 2024 and July 1, 2023, weighted options to purchase 1.4 million and 0.7 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the six months ended June 29, 2024 and July 1, 2023, weighted options to purchase 1.4 million and 0.7 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of June 29, 2024 and July 1, 2023, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for the three and six month periods then ended. For additional information with respect to these RSUs, please see “Employment and Severance Agreements” in Note 24, “Commitments and Contingencies”.
Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Six Months Ended
(in millions)	June 29, 2024	July 1, 2023
Cash paid during the year for:
Interest expense	$22.2	$23.3
Income taxes	25.5	24.0
Operating lease liabilities	12.1	10.6

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$23.2	$1.7

Non-cash investing activities:
Unpaid purchases of property and equipment	$2.8	$1.2
Unpaid strategic investments	0.2	0.9

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$0.1	$0.1

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$129.6	$150.7
Restricted cash	6.0	7.9
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$135.6	$158.6

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Recently Adopted and Recently Announced Accounting Pronouncements
There have been no material changes to the accounting policies discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 28, 2024, other than the following update:
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and other segment items and requires entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The amendment also requires disclosure of the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU No. 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted with retrospective application to all prior periods presented. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is continuing to evaluate the impact of this standard on its consolidated financial statements upon adoption.
3. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Willow Laboratories, Inc. (Willow). The Company is a party to the following agreements with Willow:
•Cross-Licensing Agreement - The Company and Willow are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Willow arising under the Cross-Licensing Agreement were $4.2 million and $4.3 million for the three months ended June 29, 2024 and July 1, 2023, respectively. Aggregate liabilities payable to Willow arising under the Cross-Licensing Agreement were $9.0 million and $9.9 million for the six months ended June 29, 2024 and July 1, 2023, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Willow (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Willow. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.1 million for each of the three months ended June 29, 2024 and July 1, 2023. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.2 million for each of the six months ended June 29, 2024 and July 1, 2023.
•Lease Agreement - Effective December 2019, the Company entered into a lease agreement with Willow for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Willow Lease). The term of the Willow Lease expires on December 31, 2024. The Company recognized approximately $0.3 million of lease income for each of the three months ended June 29, 2024 and July 1, 2023. The Company recognized approximately $0.6 million of lease income for each of the six months ended June 29, 2024 and July 1, 2023.
Net amounts due to Willow at June 29, 2024 and December 30, 2023 were approximately $3.8 million and $4.1 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation, and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. During each of the three months ended June 29, 2024 and July 1, 2023, the Company made no cash contributions to the Masimo Foundation. During each of the six months ended June 29, 2024 and July 1, 2023, the Company made cash contributions of approximately $1.0 million to the Masimo Foundation. During the three and six months ended June 29, 2024 and July 1, 2023, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During the three and six months ended June 29, 2024, the Company incurred no marketing expenses to LMMV under the marketing service agreement. During the three and six months ended July 1, 2023, the Company incurred $0.3 million and $0.9 million of marketing expenses to LMMV under the marketing service agreement, respectively. At each of June 29, 2024 and December 30, 2023, there were no amounts due to LMMV for services rendered.
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
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For the three and six months ended June 29, 2024, the Company’s CEO did not incur charges pursuant to this agreement. For each of the three and six months ended July 1, 2023, the Company charged the Company’s CEO less than $0.1 million pursuant to this agreement.
4. Inventories
Inventories consist of the following:

(in millions)	June 29, 2024	December 30, 2023
Raw materials	$243.4	$229.7
Work-in-process	28.4	30.0
Finished goods	241.2	285.3
Total inventories	$513.0	$545.0

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
5. Other Current Assets
Other current assets consist of the following:

(in millions)	June 29, 2024	December 30, 2023
Prepaid income taxes	$44.2	$29.3
Prepaid expenses	40.8	58.3
Lease receivable, current	28.6	30.2
Indirect taxes receivable	25.6	28.6
Contract assets, current	7.4	6.7
Other receivables	6.8	6.8
Prepaid rebates and royalties, current	4.9	4.8
Restricted cash(1)	2.8	3.0
Other current assets	0.8	0.7
Total other current assets	$161.9	$168.4
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
For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases are included within revenue in the accompanying condensed consolidated statements of operations. For the three months ended June 29, 2024 and July 1, 2023, lease revenue was approximately $9.0 million and $10.0 million, respectively. For the six months ended June 29, 2024 and July 1, 2023, lease revenue was approximately $25.0 million and $29.0 million, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Lease receivable from sales-type leases consists of the following:

(in millions)	June 29, 2024	December 30, 2023
Lease receivable	$95.4	$101.9
Allowance for credit loss	(0.3)	(0.3)
Lease receivable, net	95.1	101.6
Less: current portion of lease receivable	(28.6)	(30.2)
Lease receivable, non-current	$66.5	$71.4

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of June 29, 2024, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal year	Sales-Type Leases	Operating Leases
2024 (balance of year)	$15.2	$6.1
2025	26.0	11.4
2026	20.5	10.6
2027	14.7	8.9
2028	8.9	6.2
Thereafter	9.8	9.9
Total	$95.1	$53.1
Less: imputed interest(1)	—
Present value of total lease payments	$95.1
______________
(1)     The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	June 29, 2024	December 30, 2023
Deferred commissions	$21.7	$21.8
Unbilled contract receivables	19.8	17.0
Prepaid contract allowances	15.9	17.0
Deferred equipment agreements, net	1.4	1.5
Deferred costs and other contract assets	$58.8	$57.3

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
8. Property and Equipment, net
Property and equipment, net, consists of the following:

(in millions)	June 29, 2024	December 30, 2023
Machinery, equipment and tooling	$178.6	$169.7
Building and building improvements	150.1	151.0
Operating lease assets	120.2	92.2
Land(1)	54.2	66.2
Computer equipment and software	45.4	45.5
Leasehold improvements	40.3	37.5
Transportation, vehicles and other	33.0	34.0
Furniture and office equipment	18.9	20.4
Demonstration units	11.8	11.1
Construction-in-progress (CIP)	55.6	59.2
Total property and equipment	708.1	686.8
Accumulated depreciation	(294.2)	(262.4)
Property and equipment, net(1)	$413.9	$424.4
______________
(1)    At March 30, 2024, property, plant and equipment, net, excluded $11.4 million of idle undeveloped land held outside of the U,S. which was classified as held for sale within the healthcare segment. In May 2024, the Company completed the sale of the land, resulting in a gain of $0.9 million, which was recorded net of transaction costs, foreign currency translation and cumulative translation adjustments to non-operating income (loss).
For the three months ended June 29, 2024 and July 1, 2023, depreciation expense of property and equipment was $10.8 million and $10.7 million, respectively. For the six months ended June 29, 2024 and July 1, 2023, depreciation expense of property and equipment was $21.3 million and $22.6 million, respectively.
For the three months ended June 29, 2024 and July 1, 2023, $6.3 million and $4.2 million of equipment leased to customers was amortized to cost of goods sold, respectively. For the six months ended June 29, 2024 and July 1, 2023, $12.7 million and $7.2 million of equipment leased to customers was amortized to cost of goods sold, respectively.
As of June 29, 2024 and December 30, 2023, accumulated amortization of equipment leased to customers was $1.1 million and $1.5 million, respectively.
The balance in CIP at June 29, 2024 and December 30, 2023 related primarily to the capitalized implementation costs related to a new enterprise resource planning software system, costs related to facility improvements, the expansion of certain key manufacturing facilities globally, machinery and equipment at the Company’s corporate headquarters, as well as on-going development costs associated with a new research and development facility, the underlying assets for which have not been completed or placed into service.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
9. Intangible Assets, net
Intangible assets, net, consist of the following:

	June 29, 2024			December 30, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$177.5	$(15.3)	$162.2	$209.2	$(31.5)	$177.7
Acquired technologies	131.0	(19.0)	112.0	174.7	(45.3)	129.4
Capitalized software development costs	50.6	(6.7)	43.9	53.9	(15.2)	38.7
Licenses	35.9	(5.4)	30.5	39.7	(7.4)	32.3
Patents	42.1	(16.4)	25.7	39.2	(15.2)	24.0
Trademarks	19.0	(7.0)	12.0	20.1	(7.4)	12.7
Non-compete agreements	3.4	(0.4)	3.0	6.3	(2.6)	3.7
Licenses-related party	7.5	(6.9)	0.6	7.5	(6.7)	0.8
Other	1.7	(1.1)	0.6	1.7	(1.1)	0.6
Total intangible assets subject to amortization, net	$468.7	$(78.2)	$390.5	$552.3	$(132.4)	$419.9
Intangible assets not subject to amortization:
Trademarks			$215.6			$242.4
Impairment charge			—			(10.0)
Total trademarks			215.6			232.4
Intangible assets, net			$606.1			$652.3
Finite lived intangible assets have a weighted-average amortization period ranging from twelve years to fourteen years. Total amortization expense for the three months ended June 29, 2024 and July 1, 2023 was $13.1 million and $14.4 million, respectively. Total amortization expense for the six months ended June 29, 2024 and July 1, 2023 was $26.9 million and $28.7 million, respectively.
Total renewal costs for patents and trademarks for the three months ended June 29, 2024 and July 1, 2023 were $0.3 million and $0.2 million, respectively. Total renewal costs for patents and trademarks for the six months ended June 29, 2024 and July 1, 2023 were $0.7 million and $0.5 million, respectively. As of June 29, 2024, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal year	Amount (in millions)
2024 (balance of year)	$26.8
2025	52.1
2026	47.6
2027	39.8
2028	39.5
Thereafter	184.7
Total	$390.5
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
10. Goodwill
Changes in goodwill were as follows:

	Six Months Ended June 29, 2024
(in millions)	Healthcare	Non-healthcare	Total
Goodwill, beginning of period	$98.6	$309.1	$407.7
Foreign currency translation adjustment	(1.0)	(17.7)	(18.7)
Goodwill, end of period	$97.6	$291.4	$389.0

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
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of June 29, 2024, the weighted-average discount rate used by the Company for all operating leases was approximately 4.6%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance sheet classification	June 29, 2024	December 30, 2023
Lessee ROU assets	Other non-current assets	$76.1	$59.1

Lessee current lease liabilities	Other current liabilities	20.1	18.2
Lessee non-current lease liabilities	Other non-current liabilities	61.7	45.8
Total operating lease liabilities		$81.8	$64.0
As of June 29, 2024 and December 30, 2023, accumulated amortization for lessee ROU assets was $52.5 million and $48.9 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 5.4 years as of June 29, 2024.
As of June 29, 2024, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal year	Amount (in millions)
2024 (balance of year)	$11.6
2025	21.6
2026	17.0
2027	12.4
2028	11.7
Thereafter(1)	19.6
Total	93.9
Imputed interest	(12.1)
Present value	$81.8
______________
(1)     Includes optional renewal period for certain leases.
During the three months ended June 29, 2024 and July 1, 2023, operating lease costs were approximately $6.3 million and $5.2 million, respectively. During the six months ended June 29, 2024 and July 1, 2023, operating lease costs were approximately $11.9 million and $10.3 million, respectively.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	June 29, 2024	December 30, 2023
Lessee ROU assets, net	$76.1	$59.1
Derivative assets - non-current(1)	13.5	11.4
Prepaid deposits and other	8.2	6.4
Strategic investments	6.9	7.2
Restricted cash(2)	3.2	2.2
Equity investments - fair value	2.3	2.7
Other non-current assets	0.2	0.3
Total non-current assets	$110.4	$89.3
______________
(1)    Excludes accrued interest.
(2)    Restricted cash includes cash held in certain subsidiaries in jurisdictions outside of the U.S. such as China, which may be subject to transfer restrictions depending on jurisdictions.
13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities, current, consist of the following:

(in millions)	June 29, 2024	December 30, 2023
Deferred revenue	$63.8	$63.8
Accrued rebates and allowances	32.2	37.5
Accrued customer reimbursements	10.1	12.4
Total deferred revenue and other contract liabilities	106.1	113.7
Less: Non-current portion of deferred revenue	(26.3)	(26.4)
Deferred revenue and other contract liabilities, current	$79.8	$87.3
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize revenue. Generally, both healthcare and non-healthcare segments record deferred revenue when revenue is to be recognized subsequent to invoicing.
Healthcare Deferred Revenue
Healthcare deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements, and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially. As of June 29, 2024, the Company had approximately $1,601.9 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $416.6 million of this amount as revenue within the next twelve months and the remaining balance thereafter.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Non-Healthcare Deferred Revenue
In October 2020, the Company’s subsidiary, B&W Group Ltd. (B&W), entered into an amendment to a licensing agreement, whereby B&W received a $20.0 million royalty prepayment in relation to sound system units manufactured under the Bowers & Wilkins brand for various high-end car manufacturers with a total commitment of $35.0 million to be received by September 30, 2028. As of June 29, 2024, deferred revenue was $13.5 million.
Changes in deferred revenue were as follows:

(in millions)	Six Months Ended June 29, 2024
Deferred revenue, beginning of the period	$63.8
Revenue deferred during the period	15.9
Recognition of revenue deferred in prior periods	(15.9)
Deferred revenue, end of the period	$63.8
14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	June 29, 2024	December 30, 2023
Long-term debt, current	$35.1	$34.3
Accrued expenses	28.5	26.3
Accrued indirect taxes payable	23.8	23.9
Accrued legal fees	21.3	9.9
Lessee lease liabilities, current	20.1	18.2
Income tax payable	14.6	16.1
Accrued property taxes	9.2	10.2
Other current liabilities	9.1	6.7
Accrued warranty	9.1	8.6
Related party payables	3.9	4.2
Accrued donations	3.5	4.0
Total other current liabilities	$178.2	$162.4

15. Debt

(in millions)	June 29, 2024	December 30, 2023
Term loan - current portion	$15.0	$11.3
Japanese loans - current portion	20.1	23.0
Debt, current portion	35.1	34.3

Term loan - long-term	264.9	271.4
Revolver - long-term	474.5	591.5
Japanese loans - long-term	7.1	8.8
Debt, long-term	746.5	871.7
Total debt	$781.6	$906.0

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
Borrowing rates, financial covenants, affirmative and negative covenants and other restricted terms remain unchanged from the Credit Facility. All unpaid principal under the First Amendment will become due and payable on April 12, 2027. The Company was in full compliance with all covenants contained in its debt agreements and Credit Facility agreements as of June 29, 2024.
For the three months ended June 29, 2024 and July 1, 2023, the Company incurred total interest expense of $10.6 million and $11.0 million under the Credit Facility, respectively. For the six months ended June 29, 2024 and July 1, 2023, the Company incurred total interest expense of $21.8 million and $22.0 million under the Credit Facility, respectively.
Furthermore, in connection with the Sound United acquisition, the Company assumed three outstanding loans as follows:
Japanese Revolving Loan
In March 2020, the Company entered into a secured revolving loan (Japanese Revolving Loan) with Mizuho bank, which allows the Company to borrow up to ¥800 million (approximately $5.0 million). The Japanese Revolving Loan is an evergreen agreement that terminates upon request by either the financial institution or the borrower and is collateralized with land and buildings in Shirakawa-Shi owned by the borrower. Interest accrues at a rate equal to the Mizuho Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread of 0.50% per annum. In connection with the execution of the Japanese Revolving Loan, the Company incurred debt issuance costs of ¥7.2 million (approximately $0.1 million).

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
On February 28, 2023, the Company and Mizuho Bank executed an amendment to the Japanese Revolving Loan, to increase the maximum aggregate revolving loan to ¥3.0 billion (approximately $18.6 million). Under the amendment, the facility accrues interest at a rate equal to the TIBOR plus a fixed spread of 0.75% per annum. The Company also paid an upfront fee of ¥22.0 million (approximately $0.1 million) on the incremental amount of the revolving Credit Facility.
The Japanese Revolving Loan agreement contains customary affirmative and negative covenants, such as financial reporting requirements and customary covenants that restrict the borrower’s ability to, among other things, provide collateral for obligations borne by the borrower, and determine the eligibility to declare, and amount of potential dividends to be paid during a given fiscal year. As of June 29, 2024, the Company was in compliance with all covenants under the Japanese Revolving Loan agreements.
Japanese Government Loans
In May and June 2020, the Company received ¥1.48 billion (approximately $9.2 million) in non-collateralized Japanese Government Loan facilities (Japanese Government Loans) as part of its local Japanese stimulus program. Interest accrues at a weighted average rate of 1.33% and is repayable in installments with various maturities through June 2035. The non-current portion of the Japanese Government Loans is presented under long-term debt and the current portion is presented under short-term debt on the accompanying condensed consolidated balance sheets. The Company incurred no debt issuance costs in connection with the Japanese Government Loans.
Japanese Equipment Loans
In April and May 2021, the Company entered into collateralized Japanese Equipment Loans of ¥150 million (approximately $0.9 million), payable in installments through March 2031 with an interest of 0.58%, and ¥80 million (approximately $0.5 million) payable in installments through April 2028 with interest of 1.2%. The non-current portion of the Japanese Equipment Loans is presented under long-term debt and the current portion is presented under short-term debt on the accompanying condensed consolidated balance sheets. The Company incurred no debt issuance costs in connection with these Japanese Equipment Loans.
As of June 29, 2024, the aggregate maturities of principal on all debt for each of the next five years and thereafter are as follows:

Fiscal year	Amount (in millions)
2024 (balance of year)	$27.0
2025	16.5
2026	16.5
2027	718.3
2028	1.0
Thereafter	2.3
Total	$781.6

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	June 29, 2024	December 30, 2023
Lessee non-current lease liabilities	$61.7	$45.8
Unrecognized tax benefits	28.8	24.4
Deferred revenue, non-current	26.3	26.4
Projected benefit obligation	9.1	9.5
Income tax payable, non-current	—	7.1
Indirect tax payable, non-current	—	8.4
Other	4.4	7.9
Total other non-current liabilities	$130.3	$129.5
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
17. Derivative Instruments and Hedging Activities
Derivative Instruments - Cash Flow Hedges
The Company’s cash flow hedges are designed to mitigate the risk of exposure to variability in expected future cash flows of recognized assets, liabilities or any unrecognized forecasted transactions. Since July 2022, the Company has entered into various interest rate swaps that are designated as cash flow hedges on a substantial portion of the Company’s outstanding debt. The interest rate swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt to an average fixed interest rate of 3.26%. These contracts, carried at fair value, have maturities of approximately three years. All hedging relationships were highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged. The Company used a regression analysis at hedge inception to assess the effectiveness of cash flow hedge and periodically thereafter.
The Company records gains and losses from the changes in the fair value of these instruments as a component of other comprehensive (loss) income. Deferred gains or losses from these designated cash flow hedges are reclassified into earnings in the period that the hedged items affect earnings. The Company does not offset fair value amounts recognized for derivative instruments in its condensed consolidated balance sheets for presentation purposes. The following table summarizes the fair value of the hedging instruments, presented on a gross basis, as of June 29, 2024 and December 30, 2023.

		Condensed Consolidated Balance Sheets
(in millions)	Balance sheet classification	June 29, 2024	December 30, 2023
Interest rate contracts, inclusive of accrued interest	Other non-current assets	$13.6	$11.6
Interest rate contracts, inclusive of accrued interest	Other non-current liabilities	—	(3.6)
Total		$13.6	$8.0

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The following table summarizes the gains (losses) reclassified from accumulated other comprehensive (loss) income to the condensed consolidated financial statements for the three months and six months ended June 29, 2024 and July 1, 2023.

Cash flow hedges		Condensed Consolidated Statement of Operations
		Three Months Ended		Six Months Ended
(in millions)	Location of gains (losses)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest rate contracts	Non-operating (loss)	$4.1	$3.8	$8.3	$6.8
Total		$4.1	$3.8	$8.3	$6.8
The following tables summarize the changes in accumulated other comprehensive income (loss) related to the hedging instruments for the three months and six months ended June 29, 2024 and July 1, 2023.

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Beginning balance	$14.3	$13.6	$7.8	$19.3
Amount recognized in other comprehensive (loss)	3.3	11.3	14.0	8.6
Amount reclassified into earnings	(4.1)	(3.8)	(8.3)	(6.8)
Ending balance	$13.5	$21.1	$13.5	$21.1
For the three months ended June 29, 2024, the unrealized loss, net of tax was $0.6 million. For the three months ended July 1, 2023, the unrealized gain, net of tax was $5.6 million. For the six months ended June 29, 2024, the unrealized gain, net of tax was $4.3 million. For the six months ended July 1, 2023, the unrealized gain, net of tax was $1.3 million.
The Company expects to reclassify a net amount of gains of $10.8 million from accumulated other comprehensive (loss) income to non-operating (loss) income within the next 12 months.
18. Business Combinations
Sound United Acquisition
On April 11, 2022, the Company completed the acquisition of Sound United. Sound United is a leading innovator of premium, high-performance audio products for consumers around the world, which operates iconic consumer brands: Bowers & Wilkins®, Denon™, Marantz™, HEOS™, Classé™, Polk Audio™, Boston Acoustics™ and Definitive Technology™. The brands are linked by a commitment to the highest production standards and a focus on unparalleled audio quality and audio performance. Sound United delivers significant competitive benefits through its platform advantages including global distribution across online, retail, and custom installation channels; a cloud-connected home ecosystem; and a state-of-the-art research and development function focused on creating the highest-quality consumer products with world-class industrial design.
The Company acquired 100% of the equity interests of Sound United for $1.0575 billion in cash, subject to adjustments based on Sound United’s net working capital, transaction expenses, cash and debt as of the closing of the acquisition, payable by the Company in cash. The transaction was primarily funded with the proceeds from the Credit Facility. See Note 15, “Debt”, for additional information about the Credit Facility. There was no contingent consideration resulting from the transaction.
The results of operations of Sound United subsequent to the acquisition date and the acquired assets and assumed liabilities, including the allocation of goodwill and intangible assets, are included in the non-healthcare segment. For the three months ended June 29, 2024 and July 1, 2023, the Company recorded revenue of $151.8 million and $174.1 million, respectively, and a net loss of $6.8 million and $5.7 million from Sound United, respectively. For the six months ended July 1, 2023, the Company recorded revenue of $304.2 million and $390.7 million, respectively, and a net loss of $25.7 million and $3.3 million from Sound United, respectively.
Acquisition Costs
The Company recognized no transaction costs related to the Sound United acquisition for each of the three and six months ended June 29, 2024 and July 1, 2023.

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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Stock Repurchase Program
In June 2022, the Board approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. No shares were repurchased pursuant to the 2022 Repurchase Program during the six months ended June 29, 2024. As of June 29, 2024, 5.0 million shares remained available for repurchase pursuant to the 2022 Repurchase Program.
20. Stock-Based Compensation
Total stock-based compensation expense (benefit) for the three months ended June 29, 2024 and July 1, 2023 was $13.5 million and $(8.6) million, respectively. Total stock-based compensation expense (benefit) for the six months ended June 29, 2024 and July 1, 2023 was $23.1 million and $(1.3) million, respectively. The stock-based compensation expense amounts for each of the three and six months ended June 29, 2024 and July 1, 2023 reflect adjustments for the expected life-to-date achievement of certain PSUs. The Company reassesses the expected achievement of such PSU awards based upon the achievement of certain pre-established multi-year performance criteria approved by the Board at the date of grant.
As of June 29, 2024, an aggregate of 9.6 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.1 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Six Months Ended June 29, 2024
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	2.8	$87.79
Granted	0.1	126.49
Canceled	—	164.32
Exercised	(0.3)	37.53
Options outstanding, end of period	2.6	$93.89
Options exercisable, end of period	2.3	$83.48
Total stock option expense for the three months ended June 29, 2024 and July 1, 2023 was $1.9 million and $2.2 million, respectively. Total stock option expense for the six months ended June 29, 2024 and July 1, 2023 was $4.0 million and $4.6 million, respectively. As of June 29, 2024, the Company had $17.6 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 3.1 years.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Six Months Ended June 29, 2024
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	3.5	$105.87
Granted	0.2	126.70
Expired	—	153.49
Vested	(0.1)	176.44
RSUs outstanding, end of period	3.6	$104.57
Total RSU expense for the three months ended June 29, 2024 and July 1, 2023 was $8.3 million and $5.2 million, respectively. Total RSU expense for the six months ended June 29, 2024 and July 1, 2023 was $15.5 million and $9.4 million, respectively. As of June 29, 2024, the Company had $96.8 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.4 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Six Months Ended June 29, 2024
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
During the six months ended June 29, 2024, the Company awarded 155,156 PSUs that will vest three years from the award date, based on the achievement of certain pre-established multi-year performance criteria approved by the Board. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes is recorded in the period in which the changes occur. If earned, the PSUs granted will vest upon achievement of the performance criteria, which include a relative total shareholder return (TSR) component, in the year following the evaluation and confirmation of the performance achievement criteria. The Company’s TSR is based on the Company’s common stock percentile ranking relative to the constituents of the Nasdaq Composite Index for the performance period beginning on January 1, 2024 and ending on December 31, 2026. The number of shares that may be earned can range from 0% to 200% of the target amount. The fair value of market-based RSUs is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of performance-based PSUs is determined using the closing price of the Company’s common stock on the grant date. Based on management’s estimate of the number of units expected to vest, total PSU expense (benefit) for the three months ended June 29, 2024 and July 1, 2023 was $3.3 million and $(16.0) million, respectively. Total PSU expense (benefit) for the six months ended June 29, 2024 and July 1, 2023 was $3.6 million and $(15.3) million, respectively. The PSU expense amounts for the three months ended June 29, 2024 relate to adjustments for the expected life-to-date performance of the PSU. As of June 29, 2024, the Company had $32.9 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.7 years.

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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024(1)	July 1 2023(1)	June 29, 2024	July 1, 2023
Risk-free interest rate	—%	—%	4.2%	4.2%
Expected term (in years)	—	—	5.9	5.9
Estimated volatility	—%	—%	42.6%	36.7%
Expected dividends	—%	—%	—%	—%
Weighted-average fair value of options granted	$—	$—	$59.60	$75.08
______________
(1)     No options were granted during the three months ended June 29, 2024 and July 1, 2023.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of June 29, 2024 was $117.2 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of June 29, 2024 was $117.2 million.
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
The MRSP matches 100% of a participant’s salary deferral, up to 3% of each participant’s compensation for the pay period, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $1.3 million to the MRSP for each of the three months ended June 29, 2024 and July 1, 2023, all in the form of matching contributions. The Company contributed $2.5 million and $2.7 million to the MRSP for the six months ended June 29, 2024 and July 1, 2023, respectively, all in the form of matching contributions.
In addition, some of the Company’s international subsidiaries also have defined contribution plans to which both the employee and employers are eligible to make contributions. The Company contributed $1.3 million and $1.4 million to these plans for the three months ended June 29, 2024 and July 1, 2023, respectively. The Company contributed $2.9 million and $2.8 million to these plans for the six months ended June 29, 2024 and July 1, 2023, respectively.
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
The Company’s net periodic defined benefit costs for each of the three and six months ended June 29, 2024, and July 1, 2023 were immaterial.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
22. Non-operating Loss
Non-operating loss consists of the following:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Realized and unrealized foreign currency gains (losses)	$1.4	$6.6	$3.2	$6.0
Interest income	1.2	0.7	2.4	1.4
Interest expense	(11.0)	(11.8)	(23.1)	(23.7)
Total non-operating loss	$(8.4)	$(4.5)	$(17.5)	$(16.3)
23. Income Taxes
The Company has provided for income taxes in fiscal year 2024 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended June 29, 2024 and July 1, 2023, the Company recorded discrete tax benefits of approximately $2.0 million and $0.5 million, respectively, related to excess tax benefits realized from stock-based compensation. For the six months ended June 29, 2024 and July 1, 2023, the Company recorded discrete tax benefits of approximately $3.3 million and $2.9 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of June 29, 2024, the liability for income taxes associated with uncertain tax positions was approximately $37.3 million. If fully recognized, approximately $34.7 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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
As of June 29, 2024, the Company had severance plan participation agreements with six executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008.
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
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $271.7 million of purchase commitments as of June 29, 2024 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
In addition, the Company has certain purchase commitments related to its purchase of a property in Vancouver, British Columbia. For additional information, see Note 8, “Property and Equipment, net”.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of June 29, 2024, the Company had approximately $5.0 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of June 29, 2024, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Fee Agreements
On January 1, 2024, the Company entered into a one year alternative fee agreement (Fee Agreement) with respect to certain on-going legal fees and costs charged by a vendor. The Fee Agreement imposes certain limits on a quarterly and annual basis for actual legal fees incurred by the vendor that are payable based on work performed related to litigation matters against Apple (see the heading “Litigation” under Note 24, “Commitments and Contingencies” for further details). If the vendor is successful in obtaining a favorable judgement for the Company on any claim or counterclaim after exhaustion or dismissal of any appeals, or upon settlement resulting in monetary consideration to the Company, the vendor will be paid a success fee equal to three times the amount of the excess of the annual legal fee limit within 60 days after entry of a judgement or the effective date of any settlement. Amounts due to the vendor under this Fee Agreement will be recognized when probable and reasonably estimable.
In connection with the potential separation of the Company’s consumer business, the Company entered into contingent or discretionary fee agreements with various service providers, advisors and consultants. The Company is unable to reasonably estimate the contingent fees due under these agreements at this time. Amounts due will be recognized when probable and reasonably estimable.
Endorsement Agreements
The Company entered into two endorsement agreements, effective on February 1, 2024 and April 12, 2024, respectively, with terms ranging from 18 months to 36 months, for an approximate total commitment of $11.5 million, plus applicable taxes. One of these agreements also contains certain royalty payment provisions based on sales of particular products, with a minimum guaranteed royalty payment of $0.5 million. As of June 29, 2024, the outstanding amount of the obligations under these endorsement agreements was an aggregate of $9.3 million.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of June 29, 2024, the Company had $129.6 million of bank balances, of which $9.1 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its healthcare products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential healthcare customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended June 29, 2024 and July 1, 2023, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 59.8% and 58.5% of healthcare revenue, respectively. During the six months ended June 29, 2024 and July 1, 2023, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 58.2% and 54.1% of healthcare revenue, respectively.
For the three months ended June 29, 2024 and July 1, 2023, the Company had sales through one just-in-time healthcare distributor that represented 20.8% and 12.0% of consolidated revenue, respectively. For the six months ended June 29, 2024 and July 1, 2023, the Company had sales through one just-in-time healthcare distributor that represented 18.5% and 10.3% of consolidated revenue, respectively.
For each of the three and six months ended June 29, 2024 and July 1, 2023, there were no revenue concentrations for the Company’s non-healthcare business.
As of June 29, 2024 and December 30, 2023, one healthcare customer represented 10.8% and 18.1%, respectively, of the Company’s consolidated accounts receivable balance. The receivable balance related to such healthcare customer is fully secured by a letter of credit.
As of June 29, 2024 and December 30, 2023, there were no customer concentration risks associated with the Company’s non-healthcare business.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
On June 30, 2021, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Apple for infringement of a number of other patents. The Company filed an amended complaint on July 12, 2021. On August 13, 2021, the ITC issued a Notice of Institution of Investigation on the asserted patents. From June 6, 2022 to June 10, 2022, the ITC conducted an evidentiary hearing. In July and August 2022, Apple filed petitions for IPR of the asserted patents in the PTO. On January 10, 2023, a United States Administrative Law Judge in Washington, D.C. ruled that Apple violated Section 337 of the Tariff Act of 1930 (Section 337), as amended, by importing and selling within the United States certain Apple Watches with light-based pulse oximetry functionality and components, which infringe one of the Company’s pulse oximeter patents. On January 24, 2023, the United States Administrative Law Judge further recommended that the ITC issue an exclusion order and a cease and desist order on certain Apple Watches. On October 26, 2023, the ITC issued a Notice of Final Determination finding a violation of Section 337 by Apple. The ITC determined that the appropriate form of relief is a Limited Exclusion Order (LEO) prohibiting the unlicensed entry of infringing wearable electronic devices with light-based pulse oximetry functionality manufactured by or on behalf of Apple, and a Cease and Desist Order (CDO). The LEO and CDO went into effect after the 60-day Presidential review period expired. The LEO and CDO are currently in effect. Apple’s appeal to the Federal Circuit is pending. On January 30, 2023, the PTO denied institution of IPR proceedings for the Company’s pulse oximeter patents that the ITC ruled were infringed. With respect to the other patents asserted at the ITC, the PTO denied institution of IPR proceedings for one patent and instituted IPR proceedings for two patents in January and February 2023. In the IPR proceedings, one or more of the challenged claims were found valid, while others were found invalid. The time period for appeal is pending. On January 12, 2024, the U.S. Customs and Border Protection Exclusion Order Enforcement Branch issued a ruling letter allowing importation of certain Apple Watches with the blood oxygen feature disabled.
On October 20, 2022, Apple filed two complaints against the Company in the U.S. District Court for the District of Delaware alleging that the Masimo W1™ watch infringes six utility and four design patents. Apple is seeking damages and injunctive relief. On December 12, 2022, the Company counterclaimed for monopolization, attempted monopolization, false advertising (and related causes of action) and infringement of ten patents. The Company is seeking damages and injunctive relief. On May 5, 2023, the Court ordered that the two cases be coordinated through the pre-trial stage. The Court held a case management conference in March 2024. The Court scheduled a trial on Apple’s patent claims and a portion of Masimo’s antitrust counterclaims to begin on October 21, 2024. The Company intends to vigorously pursue all of its claims against Apple and believes the Company has good and substantial defenses to Apple’s claims, but there is no guarantee that the Company will be successful in these efforts.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
On July 15, 2024, the Company commenced litigation against Politan Capital Management LP and certain of its affiliates (Politan), including Mr. Koffey and Ms. Brennan, members of our Board, in the United States District Court for the Central District of California seeking, among other things, an order declaring that Politan’s proxy materials for the Company’s upcoming 2024 Annual Meeting of Stockholders (2024 Annual Meeting) violate Section 14(a) of the Securities Exchange Act of 1934, as amended, an order enjoining Politan from voting any proxies received by means of Politan’s misleading proxy material, an order invalidating any proxies Politan or other persons acting in concert with it obtained pursuant to the misleading proxy material and an injunction requiring Politan to correct material misstatements and omissions in Politan’s proxy materials for the 2024 Annual Meeting. The complaint also alleges, among other things, that Mr. Koffey has assisted plaintiff’s counsel in separate litigation against the Company’s interests and in breach of his fiduciary duties to the Company’s stockholders and that Mr. Koffey and Ms. Brennan breached their fiduciary duties to the Company by providing false or misleading information and omitting material facts to the Company’s stockholders through Politan’s proxy materials. On July 19, 2024, the Company filed a motion for preliminary injunction and request for expedited discovery, which the District Court granted. The District Court will hear argument on the preliminary injunction motion on September 9, 2024.
On July 17, 2024, Politan commenced litigation against the Company, Mr. Kiani, Mr. Reynolds and Mr. Chapek, members of the Board, in the Court of Chancery of the State of Delaware alleging that Mr. Kiani, Mr. Reynolds and Mr. Chapek breached their fiduciary duties to the Company by moving the date of the 2024 Annual Meeting from July 25, 2024 to September 19, 2024, and seeking, among other things, to have the Company set the record date and hold the 2024 Annual Meeting as soon as possible, without further adjournment or postponement. On July 19, 2024, the Court of Chancery denied Politan’s request to reschedule the 2024 Annual Meeting to an earlier date. The Company believes it has good and substantial defenses to the claims in the Politan complaint, but there is no guarantee that the Company will be successful in these efforts.
For each of the foregoing matters, the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss accrued by the Company in the accompanying condensed consolidated financial statements.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the segment. The Company uses gross profit, as presented in the Company’s financial reports, as the primary measure of segment profitability. The Company uses the same accounting policies to generate segment results as the Company does for consolidated results. Segment information presented herein reflects the impact of these changes for all periods presented. For the three and six months ended June 29, 2024, intercompany revenues between the Healthcare and Non-healthcare segments were $0.5 million and $1.1 million, respectively. For the three and six months ended July 1, 2023, there were no intercompany revenues between healthcare and non-healthcare. All inter-segment transactions and balances are eliminated in consolidation for all periods presented below.
Selected information by reportable segment is presented below for each of the three and six months ended June 29, 2024 and July 1, 2023:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues by segment:
Healthcare	$343.9	$281.1	$683.5	$627.8
Non-healthcare	152.4	174.2	305.6	392.5
Total revenue by segment	$496.3	$455.3	$989.1	$1,020.3
Gross profit:
Healthcare	$214.9	$169.0	$426.3	$383.8
Non-healthcare	54.0	58.5	98.5	136.3
Other(1)	(14.1)	(6.3)	(28.3)	(14.1)
Gross profit	$254.8	$221.2	$496.5	$506.0
____________________________
(1)     Management excludes certain corporate expenses from segment gross profit. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment gross profit because management evaluates the operating results of the segments excluding such items.
The Company’s depreciation and amortization by segment are as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total depreciation and amortization by segment:
Healthcare	$10.2	$9.3	$19.9	$18.4
Non-healthcare	13.7	15.8	28.3	32.9
Total depreciation and amortization by segment	$23.9	$25.1	$48.2	$51.3

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
In May 2024, we announced FDA 510(k) clearance of Masimo Stork™, a baby monitoring system that provides alarms to parents or other caregivers, for use with healthy babies 0-18 months of age, without the need for a prescription. The FDA-cleared OTC version of Masimo Stork™ monitors a baby’s key vitals data, including oxygen saturation level (SpO2), pulse rate (PR), and skin temperature; crucially Masimo Stork™ notifies caregivers with visual and audible alarms if a baby’s SpO2 or PR readings fall outside of preset ranges.
Non-healthcare
In May 2024, we unveiled the latest evolution of our acclaimed Denon PerL™ and Denon PerL Pro™ True Wireless earbud lineup with the introduction of White PerL™. Denon PerL™ represents the epitome of personalized audio listening. The two Denon PerL™ models are engineered with Masimo’s proprietary Adaptive Acoustic Technology™ (AAT™) to deliver the only earbud that puts hearing personalization at the forefront of the listening experience.
Economic Trends and Developments Effecting Our Business
Economic Trends
The healthcare and non-healthcare markets we operate in are highly competitive and dynamic, and experienced a number of headwinds in 2023, including but not limited to inflationary pressures, interest rates volatility, rising energy costs, recessionary trends, and foreign currency fluctuations. All of these have affected the global economic environment, along with the healthcare facility spending trends and consumer spending behaviors which ultimately affect the Company’s performance. While we experienced some short-term volatility in both our healthcare and non-healthcare segments, we are optimistic about long-term growth due to our new product launches, our continued investment in expanding markets and embedding our improved technologies into our product portfolio.
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
During the fourth quarter of 2023, our business presented solid signs of rebound with growth in our unrecognized healthcare contract revenue when compared to both the prior year and the prior quarter. This rebound appears to have continued moving into the first half of 2024, as our success in winning new healthcare customer contracts has continued, which is expected to translate into a meaningful source of revenue growth this year and for future years.

Non-healthcare revenues for the second quarter 2024 were within our guidance range and despite difficult conditions that are affecting discretionary consumer spending. In an effort to bolster headphone and earbud sales, we recently launched two new strategic endorsement partnerships for the Bowers & Wilkins™ and Denon™ brands that are expected to provide growth to the non-healthcare business. See Note 24, “Commitments and Contingencies” to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
On-Going Russian-Ukraine Conflict, Israel-Palestine-Iran War
We continue to monitor the uncertainty from conflicts and wars in Russia, the Ukraine, Israel and Iran, with respect to ongoing business in such regions, and are continuing to support existing patient populations while remaining compliant with all applicable U.S. and EU sanctions and regulations, where applicable. While none of Russia, the Ukraine or Israel constitute a material portion of our business, a significant escalation or expansion of economic disruption or the current scope of the conflicts in either geographic region, including the Middle East, could have an impact on our business. In the interim, order acceptance for Russia has been halted. For the six months ended June 29, 2024, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue.

	Three Months Ended (in million, except percentages)				Six Months Ended (in millions, except percentages)
	June 29, 2024	Percentage of Revenue	July 1, 2023	Percentage of Revenue	June 29, 2024	Percentage of Revenue	July 1, 2023	Percentage of Revenue
Revenue	$496.3	100.0%	$455.3	100.0%	$989.1	100.0%	$1,020.3	100.0%
Cost of goods sold	241.5	48.7	234.1	51.4	492.6	49.8	514.3	50.4
Gross profit	254.8	51.3	221.2	48.6	496.5	50.2	506.0	49.6
Operating expenses:
Selling, general and administrative	177.5	35.8	151.7	33.3	337.4	34.1	348.0	34.1
Research and development	49.0	9.9	40.2	8.8	96.8	9.8	90.7	8.9
Total operating expenses	226.5	45.6	191.9	42.1	434.2	43.9	438.7	43.0
Operating income	28.3	5.7	29.3	6.5	62.3	6.3	67.3	6.6
Non-operating loss	(8.4)	(1.7)	(4.5)	(1.0)	(17.5)	(1.8)	(16.3)	(1.6)
Income before provision for income taxes	19.9	4.0	24.8	5.5	44.8	4.5	51.0	5.0
Provision for income taxes	3.9	0.8	9.1	2.0	9.9	1.0	14.0	1.4
Net income	$16.0	3.2%	$15.7	3.5%	$34.9	3.5%	$37.0	3.6%
Comparison of the Three Months ended June 29, 2024 to the Three Months ended July 1, 2023
Revenue. Revenue increased $41.0 million, or 9.0%, to $496.3 million for the three months ended June 29, 2024 from $455.3 million for the three months ended July 1, 2023.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of consumer audio visual and sound related products. The following table details our revenues by segment for each of the three months ended June 29, 2024 and July 1, 2023:

	Three Months Ended (in millions, except percentage)
	June 29, 2024		July 1, 2023		Increase/ (Decrease)	Percentage Change
Healthcare	$343.9	69.3%	$281.1	61.7%	$62.8	22.3%
Non-healthcare	152.4	30.7	174.2	38.3	(21.8)	(12.5)
Revenue	$496.3	100.0%	$455.3	100.0%	$41.0	9.0%
Healthcare segment revenue for the three months ended June 29, 2024 increased $62.8 million, or 22.3%, compared to the three months ended July 1, 2023, due to increased sales of consumables, sensor parameters and solutions. Revenues were unfavorably impacted by approximately $1.8 million of foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels increased $68.1 million, or 27.5%, to $315.7 million for the three months ended June 29, 2024 compared to $247.6 million for the three months ended July 1, 2023. Revenues from our OEM channel decreased $5.3 million, or 15.8%, to $28.2 million for the three months ended June 29, 2024 as compared to $33.5 million for the three months ended July 1, 2023.
During the three months ended June 29, 2024, we shipped approximately 58,600 noninvasive technology boards and instruments.

For the three months ended June 29, 2024, non-healthcare revenue decreased $21.8 million, or 12.5%, compared to the three months ended July 1, 2023. Non-healthcare revenues were within our guidance range despite this business being affected by the weakening environment for luxury consumer purchases, as well as slowness in the housing market, which has affected installations and upgrades for our home audio components. In an effort to bolster hearables sales, we recently launched two new strategic endorsement partnerships for the Bowers & Wilkins™ and Denon™ brands.
Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the three months ended June 29, 2024 and July 1, 2023 was as follows:

Gross Profit (in millions, except percentages)
Three Months Ended June 29, 2024	Percentage of Net Revenues	Three Months Ended July 1, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$254.8	51.3%	$221.2	48.6%	$33.6	15.2%
Cost of goods sold increased $7.4 million for the three months ended June 29, 2024, compared to the three months ended July 1, 2023, primarily due to increased sales volumes in the healthcare segment. Gross profit increased to 51.3% for the three months ended June 29, 2024, compared to 48.6% for the three months ended July 1, 2023, primarily due to increased healthcare revenue, partially offset by certain manufacturing transition expenses.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising, marketing, promotion costs, licensing fees, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended June 29, 2024 and July 1, 2023 were as follows:

Selling, General and Administrative (in millions, except percentages)
Three Months Ended June 29, 2024	Percentage of Net Revenues	Three Months Ended July 1, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$177.5	35.8%	$151.7	33.3%	$25.8	17.0%
Selling, general and administrative expenses increased $25.8 million, or 17.0%, for the three months ended June 29, 2024, compared to the three months ended July 1, 2023. The increase was primarily attributable to higher compensation and other employee-related costs of approximately $25.3 million, higher transaction-related expenses of approximately $4.9 million, higher advertising and marketing-related costs of approximately $1.8 million, higher legal and professional fees of approximately $0.9 million and higher amortization expense of approximately $0.8 million, which were offset by insurance recoveries of approximately $5.0 million, and lower occupancy and other office expenses of approximately $3.0 million.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended June 29, 2024 and July 1, 2023 were as follows:

Research and Development (in millions, except percentages)
Three Months Ended June 29, 2024	Percentage of Net Revenues	Three Months Ended July 1, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$49.0	9.9%	$40.2	8.8%	$8.8	21.9%
Research and development expenses increased $8.8 million, or 21.9%, for the three months ended June 29, 2024, compared to the three months ended July 1, 2023. The increase was primarily attributable to higher compensation and other employee-related costs of approximately $9.3 million and higher engineering project costs of approximately $0.4 million, which were offset by lower office-related costs of approximately $0.6 million, lower professional fees of approximately $0.3 million and lower amortization expense of approximately $0.1 million.

Non-operating (Loss). Non-operating (loss) consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating (loss) for the three months ended June 29, 2024 and July 1, 2023 was as follows:

Non-operating (Loss) (in millions, except percentages)
Three Months Ended June 29, 2024	Percentage of Net Revenues	Three Months Ended July 1, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(8.4)	(1.7)%	$(4.5)	(1.0)%	$(3.9)	86.7%
Non-operating loss was $8.4 million for the three months ended June 29, 2024, as compared to $4.5 million of non-operating loss for the three months ended July 1, 2023. This net decrease of approximately $3.9 million was primarily due to interest expense incurred under our credit facility of approximately $11.0 million, offset by the net realized and unrealized foreign currency denominated transactions of approximately $1.4 million and interest income on cash deposits of approximately $1.2 million.
Provision for Income Taxes. Our provision for income taxes for the three months ended June 29, 2024 and July 1, 2023 was as follows:

Provision for Income Taxes (in millions, except percentages)
Three Months Ended June 29, 2024	Percentage of Net Revenues	Three Months Ended July 1, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$3.9	0.8%	$9.1	2.0%	$(5.2)	(57.1)%
For the three months ended June 29, 2024, we recorded a provision for income taxes of approximately $3.9 million, or an effective tax provision rate of 19.6%, as compared to a provision for income taxes of approximately $9.1 million, or an effective tax provision rate of 36.7%, for the three months ended July 1, 2023. The decrease in our income tax rate for the three months ended June 29, 2024 resulted primarily from changes in geographic composition of income as well as certain non-deductible items.
Comparison of the Six Months ended June 29, 2024 to the Six Months ended July 1, 2023
Revenue. Revenue decreased $31.2 million, or 3.1%, to $989.1 million for the six months ended June 29, 2024 from $1,020.3 million for the six months ended July 1, 2023.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of consumer audio visual and sound-related products. The following table details our revenues by segment for each of the six months ended June 29, 2024 and July 1, 2023:

	Six Months Ended (in millions, except percentages)
	June 29, 2024		July 1, 2023		Increase/ (Decrease)	Percentage Change
Healthcare	$683.5	69.1%	$627.8	61.5%	$55.7	8.9%
Non-healthcare	305.6	30.9	392.5	38.5	(86.9)	(22.1)
Revenue	$989.1	100.0%	$1,020.3	100.0%	$(31.2)	(3.1)%
Healthcare revenues for the six months ended June 29, 2024 increased $55.7 million, or 8.9%, compared to the six months ended July 1, 2023, due to increased sales of consumables, sensor parameters and solutions. The strong growth in the healthcare segment was unfavorably impacted by approximately $3.4 million of foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels increased $64.0 million, or 11.4%, to $626.6 million for the six months ended June 29, 2024, compared to $562.6 million for the six months ended July 1, 2023. Revenues from our OEM channel decreased $8.3 million, or 12.7%, to $56.9 million for the six months ended June 29, 2024 as compared to $65.2 million for the six months ended July 1, 2023.

During the six months ended June 29, 2024, we shipped approximately 109,000 noninvasive technology boards and instruments.
The non-healthcare segment saw slower than expected demand for consumer audio products, which declined 22.1% for the six months ended June 29, 2024, as a result of the difficult macro environment for consumer discretionary purchases, which also adversely affected the market for our luxury consumer products. In addition, we were impacted by unfavorable foreign exchange rate movements of approximately $4.0 million from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the six months ended June 29, 2024 and July 1, 2023 was as follows:

Gross Profit (in millions, except percentages)
Six Months Ended June 29, 2024	Percentage of Net Revenues	Six Months Ended July 1, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$496.5	50.2%	$506.0	49.6%	$(9.5)	(1.9)%
Cost of goods sold decreased $21.7 million for the six months ended June 29, 2024 compared to the six months ended July 1, 2023, primarily due to decreased sales volumes in both the healthcare and non-healthcare segments. Gross profit increased to 50.2% for the six months ended June 29, 2024 compared to 49.6% for the six months ended July 1, 2023, primarily due to product mix between the segments, partially offset by various manufacturing expense inefficiencies.
Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 29, 2024 and July 1, 2023 were as follows:

Selling, General and Administrative (in millions, except percentages)
Six Months Ended June 29, 2024	Percentage of Net Revenues	Six Months Ended July 1, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$337.4	34.1%	$348.0	34.1%	$(10.6)	(3.0)%
Selling, general and administrative expenses decreased $10.6 million, or 3.0%, for the six months ended June 29, 2024, compared to the six months ended July 1, 2023. The decrease was primarily due to lower legal and professional fees of approximately $22.5 million, insurance recoveries of approximately $10.0 million, lower occupancy and other office-related costs of approximately $4.4 million, and lower advertising and marketing-related costs of approximately $1.6 million, which were partially offset by higher compensation and other employee-related costs of approximately $18.9 million, higher transaction-related costs of approximately $8.7 million, and higher amortization expense of approximately $0.6 million.
Research and Development. Research and development expenses for the six months ended June 29, 2024 and July 1, 2023 were as follows:

Research and Development (in millions, except percentages)
Six Months Ended June 29, 2024	Percentage of Net Revenues	Six Months Ended July 1, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$96.8	9.8%	$90.7	8.9%	$6.1	6.7%
Research and development expenses increased $6.1 million, or 6.7%, for the six months ended June 29, 2024 compared to the six months ended July 1, 2023, primarily due to higher compensation and other employee-related costs of approximately $7.5 million, which were partially offset by lower legal and professional fees of approximately $0.6 million, lower engineering project costs of approximately $0.5 million and lower amortization expense of approximately $0.3 million.

Non-operating (Loss). Non-operating (loss) consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating (loss) for the six months ended June 29, 2024 and July 1, 2023 was as follows:

Non-operating (Loss) (in millions, except percentages)
Six Months Ended June 29, 2024	Percentage of Net Revenues	Six Months Ended July 1, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(17.5)	(1.8)%	$(16.3)	(1.6)%	$(1.2)	7.4%
Non-operating loss was $17.5 million for the six months ended June 29, 2024, compared to $16.3 million of non-operating loss for the six months ended July 1, 2023. This net decrease of approximately $1.2 million was primarily due to interest expense incurred under our credit facility of approximately $23.1 million, offset by the net realized and unrealized foreign currency denominated transactions of approximately $3.2 million and interest income on cash deposits of approximately $2.4 million.
Provision for Income Taxes. Our provision for income taxes for the six months ended June 29, 2024 and July 1, 2023 was as follows:

Provision for Income Taxes (in millions, except percentages)
Six Months Ended June 29, 2024	Percentage of Net Revenues	Six Months Ended July 1, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$9.9	1.0%	$14.0	1.4%	$(4.1)	(29.3)%
For the six months ended June 29, 2024, we recorded a provision for income taxes of approximately $9.9 million, or an effective tax rate of 22.1%, as compared to a provision for income taxes of approximately $14.0 million, or an effective tax rate of 27.5%, for the six months ended July 1, 2023. The decrease in our income tax rate for the six months ended June 29, 2024 resulted primarily from changes in geographic composition of income and certain non-deductible items.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our Credit Facility. As of June 29, 2024, we had approximately $596.0 million in working capital, of which approximately $129.6 million was in cash and cash equivalents. In addition to net working capital, as of June 29, 2024, we had approximately $226.8 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Facility.
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
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of June 29, 2024, we had cash totaling $58.7 million held outside of the U.S., of which approximately $27.3 million was accessible without additional tax cost and approximately $31.4 million was accessible at an incremental estimated tax cost of up to $0.3 million. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Our cash requirements depend on numerous factors, including, but not limited to, market acceptance of our technologies, our continued ability to commercialize new products and to create or improve our technologies and applications, expansion of our global footprint through acquisitions and/or strategic investments in technologies or technology companies, hedging and derivative activities, investments in property and equipment, the renewal of our Credit Facility, the impact of disruptions to the manufacturing industry supply chain for key components, inflation, repurchases of our stock under our authorized stock repurchase program, costs related to our domestic and international regulatory requirements and other long-term commitments and contingencies. For further details regarding our commitment and contingencies, see Note 24 to our accompanying condensed consolidated financial statements included in Part IV, Item 15(a) of this Quarterly Report on Form 10-Q.

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
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 29, 2024
(in millions)	June 29, 2024	July 1, 2023
Net cash provided by (used in):
Operating activities	$120.3	$24.0
Investing activities	(21.2)	(33.5)
Financing activities	(117.5)	(40.1)
Effect of foreign currency exchange rates on cash	(14.2)	(1.4)
Decrease in cash, cash equivalents and restricted cash	$(32.6)	$(51.0)
Operating Activities. Cash provided by operating activities was approximately $120.3 million for the six months ended June 29, 2024, generated primarily from net income from operations of $34.9 million. Non-cash activity included depreciation and amortization of approximately $48.2 million and stock-based compensation expense of approximately $23.1 million.
Other major changes in operating assets and liabilities include a decrease in accounts payable, accounts receivable, other non-current liabilities, inventories, and deferred revenue and other contract-related liabilities of approximately $22.5 million, $13.1 million, $9.7 million, $7.6 million and $7.1 million, respectively, primarily due to the timing of payments and inventory build-up; an increase in accrued liabilities and accrued compensation of approximately $17.1 million and $10.3 million, respectively, primarily due to the timing of payments and the Company’s costs reduction strategies.
For the six months ended July 1, 2023, cash provided by operating activities was approximately $24.0 million, generated primarily from net income from operations of $37.0 million. Non-cash activity included depreciation and amortization of approximately $51.3 million and stock-based benefit of approximately $1.3 million. Other major changes in operating assets and liabilities include a decrease in accounts receivable, accrued compensation, accrued liabilities, deferred costs and other contract assets and other non-current liabilities of approximately $95.9 million, $39.0 million, $19.7 million, $6.8 million and $4.5 million, respectively, primarily due to the timing of payments and Company’s costs reduction strategies; an increase in net, inventories, other non-current assets, other current assets, and income tax payables of approximately $45.5 million, $24.4 million, $8.8 million and $5.0 million, respectively, primarily due to the timing of payments and inventory build-up.
Investing Activities. Cash used in investing activities for the six months ended June 29, 2024 was approximately $21.2 million, consisting primarily of approximately $16.1 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees, approximately $15.8 million for purchases of property and equipment, approximately $10.8 million from the proceeds from the sale of property and equipment, and approximately $0.1 million of strategic investments.

For the six months ended July 1, 2023, cash used in investing activities was approximately $33.5 million, consisting primarily of approximately $20.4 million for purchases of property and equipment, approximately $19.9 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees, and approximately $0.7 million of strategic investments, which were offset by approximately $7.5 million from escrow funds associated with a business combination.
Financing Activities. Cash used in financing activities for the six months ended June 29, 2024 was approximately $117.5 million, consisting primarily of repayment on the line of credit of approximately $185.6 million, and withholding of shares for employee payroll taxes for vested equity awards of approximately $5.8 million, which were offset by proceeds from borrowings under the line of credit of approximately $64.0 million and the issuance of common stock related to employee equity awards of approximately $9.9 million.
For the six months ended July 1, 2023, cash used in financing activities was approximately $40.1 million, consisting primarily of repayment on the line of credit of approximately $112.4 million and withholding of shares for employee payroll taxes for vested equity awards of approximately $12.7 million, which were offset by proceeds from borrowings under the line of credit of approximately $79.0 million and the issuance of common stock related to employee equity awards of approximately $6.0 million.
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
There have been no material changes to any of our critical accounting policies during the six months ended June 29, 2024.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of June 29, 2024, the carrying value of our cash equivalents approximated fair value. We manage our risk associated with interest rates fluctuations related to interest expenses under our Credit Facility by engaging in hedging activities. Since July 2022, we entered into various interest rate swap contracts to hedge our exposure to changes in cash flows associated with our outstanding debt with variable interest rates. The interest rate swap contracts have maturities averaging five years or less. See Note 17, “Derivative Instruments and Hedging Activities”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments, interest income and credit facilities by approximately $0.1 million for each $10.0 million in interest-bearing investments and by $0.1 million for each additional $10.0 million of debt.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest expense by approximately $0.1 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the quarter ended June 29, 2024 and approximately $1.6 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the six months ended June 29, 2024.
We sponsor multiple defined benefit pension plans covering certain international employees. The aggregate fair value of the plans’ investments was $22.9 million as of June 29, 2024. The plans’ assets may be subject to market risk, interest rate risk, and credit risk, which may affect the value of the plans’ assets and the funding of the plans.
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
We do not use derivatives or financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of June 29, 2024 would have resulted in an estimated reduction of $9.5 million in reported pre-tax income for the six months ended June 29, 2024. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
During the three months ended June 29, 2024, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•*The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer, or any non-payment, non-performance or disagreement or dispute with any customer or distributor could reduce our net sales and harm our operating results.
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
•*Future strategic initiatives, including acquisitions or separations of businesses and strategic investments or joint ventures, could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses and their employees successfully into our existing operations or achieve the desired results of our initiatives.
•*Our new products and changes to existing products, including as a result of our acquisition of Sound United could fail to attract or retain users or generate revenue and profits. Further, we may not be successful in our non-healthcare expansion, which could adversely affect our business, reputation or financial results.
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
*The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer, or any non-payment, non-performance or disagreement or dispute with any customer or distributor could reduce our net sales and harm our operating results.
Our healthcare business has a concentration of OEM, distributor and direct customers. For example, sales to one just-in-time distributor represented 10% or more of our consolidated revenue for the second quarter of 2024. There were no revenue concentrations for our non-healthcare business, which represented 10% or more of our consolidated revenue for the second quarter of 2024.
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
Our revenues could also be negatively affected by any rebates, discounts or fees that are required by, or offered to, GPOs and customers, including wholesalers or distributors. Additionally, one just-in-time distributor of our healthcare products has recently demanded higher fees, which we have agreed to pay in order to continue to offer products to our customers through this distributor. Specifically, in February 2024, we were notified by this distributor of its intent to terminate our distribution agreement as a result of our refusal to increase distribution fees. While we were ultimately able to reach an agreement with this distributor, the loss of any large customer or distributor, an increase in distributor fees, or the risks associated with selling directly to our customers could have a material adverse effect on our business, financial condition and results of operations.
Additionally, any material non-payment or non-performance by any of our customers or distributors, a significant disagreement or dispute with any of our customers or distributors, a significant downturn or deterioration in the business or financial condition of any of our customers or distributors, the early termination of any agreements with any of our customers or distributors, or any other event significantly negatively impacting our contractual relationship with any of our customers or distributors or any losses we may incur from any disagreements or disputed transactions and the resulting impact on the timing and amount of any payments, or any delayed or withheld payments, due from our customers or distributors could adversely affect our business, financial condition and results of operations.
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
We are subject to ongoing postmarket regulation by regulatory authorities and if we fail to comply with these regulatory requirements we could be subject to enforcement actions, penalties or other harm to our business.
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
•be warning letters or untitled letters issued by the FDA;
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
In August 2023, we decided to conduct a voluntary recall of select Rad-G® products in connection with an issue that can result in an unintentional change in the power state of the device. On February 14, 2024, we initiated the voluntary recall. On February 21, 2024, we received a subpoena from the Department of Justice (DOJ) seeking documents and information related to our Rad-G® and Rad-97® products, including information relating to complaints surrounding the products and our decision to recall the Rad-G®. Additionally, on March 25, 2024, we received a civil investigative demand from the DOJ seeking documents and information related to customer returns of our Rad-G® and Rad-97® products, including returns related our recall of select Rad-G® products in 2024. We are investigating the reasons for the delay between August 2023 and February 2024 when the recall was initiated. We are cooperating with the government and may expend significant financial and managerial resources in connection with responding to the subpoena and the investigative demand and any related investigation or any other future requests for information.
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
A growing number of U.S. states have passed comprehensive privacy laws. These state laws govern the processing of residents’ personal information. Among many new requirements, some of the state privacy laws expand consumers’ rights (such as opting out of the sale of personal information to third parties and targeted advertising, restricting certain uses and disclosures of sensitive data, and requesting access, deletion, or correction of personal information). Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices, and some state privacy laws require that businesses obtain consent from consumers for certain uses and disclosures of their sensitive data. In addition, some of these state privacy laws, along with other standalone state health privacy laws, subject certain health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act and the Nevada health data privacy law that each went into effect this year. There is significant uncertainty regarding how regulators will interpret and enforce this patchwork of new laws, particularly to the extent there are inconsistencies or differences in their requirements. In addition, in states that allow for a private right of action to enforce these laws, we are subjected to a higher risk of individual and class action lawsuits. Moreover, we have observed an increase in plaintiffs seeking to apply older privacy laws such as the Video Privacy Protection Act and the California Invasion of Privacy Act to newer technologies to allege claims of invasion of privacy rights.
We continue to be subject to federal privacy laws, such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA), in certain circumstances, in connection with any personal health information or medical information that we may obtain or have access to in connection with the operation of our business. Further, we are subject to regulation by the Federal Trade Commission (FTC), which, in recent years, has increased its scrutiny of the practices of entities that collect certain health-related information from consumers. Moreover, comprehensive federal data privacy legislation has been proposed and, if passed, would further change the privacy and data security compliance landscape. In addition, on July 26, 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance.
All 50 U.S. states have data breach notification laws that, if violated, could result in penalties, fines and litigation. In addition, many states have implemented or are in the process of implementing related legislation, including state-specific biometric privacy laws that have resulted in individual and class-action lawsuits against businesses. The full impact of these laws on our business is yet to be determined, but it could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers.
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

Further, Brexit has led and could also lead to legislative and regulatory changes that may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the UK and the EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the UK, allowing for the relatively free exchange of personal information between the EU and the UK, (as the UK correspondingly allows transfers back to the EU). However, the European Commission may suspend the Adequacy Decision if it considers that the UK no longer provides for an adequate level of data protection. Following the UK national elections in July 2024, the new UK Labour Government has expressed its intention to introduce into Parliament two pieces of legislation to regulate the use of digital IDs and to strengthen the UK’s cyber defenses, but has yet to signal an intention to materially change the UK’s data protection framework. The government also stated an intention to more heavily regulate the development of artificial intelligence but referenced no specific legislation.
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
*Future strategic initiatives, including acquisitions or separations of businesses and strategic investments or joint ventures, could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses and their employees successfully into our existing operations or achieve the desired results of our initiatives.
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

Further, our ability to benefit from future acquisitions and/or external strategic investments, joint ventures or any other business separation depends on our ability to successfully conduct due diligence, negotiate acceptable terms, evaluate prospective opportunities and bring acquired technologies and/or products to market at acceptable margins and operating expense levels. For example, on March 22, 2024, we announced that our Board has authorized management to evaluate a proposed separation of our consumer business. For more information regarding the risks associated with the potential separation of our consumer business, see the risk factor below with the heading “The potential separation of our consumer business is subject to various risks and uncertainties, and may not be completed on the terms currently contemplated, if at all, and, if completed, may not achieve the intended benefits.”
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
*Our new products and changes to existing products, including as a result of our acquisition of Sound United could fail to attract or retain users or generate revenue and profits. Further, we may not be successful in our non-healthcare expansion, which could adversely affect our business, reputation or financial results.
In connection with the Sound United acquisition, we have expanded our business and product strategy to additionally focus on non-healthcare consumer products to integrate with our successful medical technology businesses. Further, we may introduce certain changes to our existing healthcare products or introduce new and unproven products. Prior to the Sound United acquisition, we did not have significant experience with consumer hardware products, and Sound United does not have experience with healthcare products, which may adversely affect our ability to successfully develop and market these products and technologies and integrate them with our existing products and platforms. We expect this will be a complex, evolving, and long-term strategic initiative that will involve the development of new and emerging technologies, continued investment in medical technology and consumer products, and collaboration with other companies, developers, partners and other participants. However, our non-healthcare business may not develop in accordance with our vision and expectations, and market acceptance of features, products or services we build for our consumer business may be uncertain. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the consumer products business. Our new strategic efforts may also divert resources and management attention from other areas of our business. In addition, as our non-healthcare business continues to evolve, we may be subject to a variety of laws and regulations in the U.S. and international jurisdictions, which we were not previously affected by, including in the areas of privacy, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. In addition, the expansion of our non-healthcare business could be significantly impacted by our recently announced evaluation of the separation of our consumer business (see the risk factor below with the heading “The potential separation of our consumer business is subject to various risks and uncertainties, and may not be completed on the terms currently contemplated, if at all, and, if completed, may not achieve the intended benefits” for more information regarding the risks associated with the potential separation of our consumer business). As a result of these or other factors, our non-healthcare expansion and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.
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
On March 22, 2024, we announced that our Board has authorized management to evaluate a proposed separation of our consumer business. Our Board and management are currently evaluating the proposed structure of the proposed separation, but we currently expect the proposed separation will include our consumer audio (including hearables) and consumer health products, including the Stork baby monitor and the Freedom smart watch and band. As part of this ongoing evaluation, on May 7, 2024, we entered into a non-binding term sheet with a potential joint venture partner regarding a potential consumer business joint venture, and on July 8, 2024, we announced that the potential joint venture party provided to us a non-binding term sheet confirmation outlining certain additional terms and conditions of the potential joint venture. We remain in active discussions regarding the terms of the potential joint venture, which are subject to, among other matters, further discussion and agreement between the parties, completion of due diligence and receipt of all corporate or other approvals required by us and the potential joint venture partner(s), including approval by our Board. The proposed separation is complex, and completion of the proposed separation and the timing of its completion will be subject to a number of factors and conditions, including the finalization of the structure of the proposed separation and approval by our Board, as well as the satisfaction of conditions to completing the proposed separation, among other things. The uncertainties associated with this process, foreseen and unforeseen costs incurred, and efforts involved, may negatively affect our operating results, business and our relationships with employees, customers, suppliers and vendors. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed separation, including, but not limited to, changes in general economic and financial market conditions and material adverse changes in business or industry conditions. There can be no assurances that we will be able to complete the proposed separation or that the proposed separation will maximize shareholder value or be the best path for success. In addition, we cannot assure that we will be able to complete the proposed separation within any specified timeline, or at all. Additionally, we are unable to determine the expected financial performance of Masimo prior to and following completion of any potential separation along with any negative effects of the announcement or pendency of any potential separation may have on the market price of our securities and/or our financial performance. Delays or failure to consummate the proposed separation could negatively affect our business, financial condition and results of operations. The execution of the proposed separation has required and may continue to require significant time and attention from our senior management and employees, which could cause disruption in business processes and adversely affect our financial results and our results of operations, and our employees may be distracted due to uncertainty regarding the future state of our company. Additionally, foreseen and unforeseen costs may be incurred with the proposed separation, including fees such as advisory, accounting, tax, legal, reorganization, restructuring, and various other fees, some of which may be incurred regardless if the proposed separation occurs. Furthermore, if the proposed separation is completed, we may not be able to achieve the full strategic and financial benefits that are expected to result from the proposed separation.

Risks Related to Our Stock
Concentration of ownership of our stock among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of June 29, 2024, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 18.5% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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
In addition, our certificate of incorporation previously provided for a staggered Board, whereby directors serve for three-year terms, with one-third of the directors coming up for reelection each year. However, at our 2023 annual meeting of stockholders held on June 26, 2023, our stockholders approved an amendment to our certificate of incorporation, pursuant to which we will phase-in the declassification of our Board over four years, whereby all members of our Board that are elected after our 2023 annual meeting of stockholders would be elected for annual terms. Accordingly, the three-year term for the Class I directors elected at our 2023 annual meeting of stockholders will expire at our 2026 annual meeting of stockholders, the three-year term for the Class II directors elected at our 2021 annual meeting of stockholders will expire as originally scheduled at our 2024 annual meeting of stockholders and the three-year term for the Class III directors elected at our 2022 annual meeting of stockholders will expire as originally scheduled at our 2025 annual meeting of stockholders. The implementation of the declassification of our Board commenced at our 2024 annual meeting of stockholders. Directors elected at our 2024 annual meeting of stockholders and each annual meeting of stockholders thereafter will be elected to serve a one-year term. Beginning with our 2026 annual meeting of stockholders, all directors would stand for annual elections.
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
We are subject to ongoing shareholder activism and may be subject to additional such activism in the future. Shareholder activism has resulted in substantial costs and diversion of management’s and our Board’s attention and resources from our business. Such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, suppliers, or business partners, make it more difficult to attract and retain key personnel, and result in a change in control pursuant to the employment agreement between us and Joe Kiani, our Chairman and CEO.

We value input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. Activist shareholders who disagree with the composition of our Board, our strategy or the way our Company is managed may seek to effect change through various strategies and channels, such as through commencing another proxy contest, making public statements critical of our performance or business or engaging in other similar activities. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives, and we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. For example, in 2022, Politan Capital Management LP and Politan Capital NY LLC and certain of their affiliates (Politan), acquired a material portion of our outstanding shares and filed a proxy statement with the SEC seeking an election of two of its nominees to our Board at our 2023 Annual Meeting. At the 2023 Annual Meeting held on June 26, 2023, our stockholders voted to elect both nominees designated by Politan to serve on our Board. As a result of the contested director election, we continued to incur significant costs, as well as Board and management distraction during the first half of 2024, which we expect will continue through the remainder of 2024. In March 2024, Politan nominated two additional persons for election to our Board at our upcoming 2024 Annual Meeting of Stockholders (2024 Annual Meeting). As a result of the contested director election, we are incurring significant costs, as well as enduring Board and management distractions, all of which we expect to continue. On July 15, 2024, we commenced litigation against Politan and certain of its affiliates, including Mr. Koffey and Ms. Brennan, members of our Board, in the United States District Court for the Central District of California seeking, among other things, an order declaring that Politan’s proxy materials for our upcoming 2024 Annual Meeting violate Section 14(a) of the Securities Exchange Act of 1934, as amended, an order enjoining Politan from voting any proxies received by means of Politan’s misleading proxy material, an order invalidating any proxies Politan or other persons acting in concert with it obtained pursuant to the misleading proxy materials and an injunction requiring Politan to correct material misstatements and omissions in Politan’s proxy materials for the 2024 Annual Meeting. The complaint also alleges, among other things, that Mr. Koffey has assisted plaintiff’s counsel in separate litigation against our interests and in breach of his fiduciary duties to our stockholders and that Mr. Koffey and Ms. Brennan breached their fiduciary duties to the Company by providing false or misleading information and omitting material facts to our stockholders through Politan’s proxy materials. Further, on July 17, 2024, Politan commenced litigation against the Company, Mr. Kiani, Mr. Reynolds and Mr. Chapek, members of our Board, in the Court of Chancery of the State of Delaware alleging that Mr. Kiani, Mr. Reynolds and Mr. Chapek breached their fiduciary duties to the Company by moving the date of the 2024 Annual Meeting from July 25, 2024 to September 19, 2024, and seeking, among other things, to have us set the record date and hold the 2024 Annual Meeting as soon as possible, without further adjournment or postponement. We believe we have good and substantial defenses to the claims in the Politan complaint, but there is no guarantee that we will be successful in these efforts.
Responding to the ongoing proxy contest with Politan or proxy contests from any other activist shareholders could have a material adverse effect on us for at least the following reasons:
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
We believe certain of our competitors with greater financial resources than us have targeted our key personnel for recruitment and will likely continue to do so in the future. To the extent that key personnel depart, we may be required to bring on new hires that require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In general, our key personnel may terminate their employment at any time and for any reason without notice, unless the individual is a participant in our 2007 Severance Protection Plan, in which case the individual has agreed to provide us with six months’ notice if such individual decides to voluntarily resign. In addition, Politan Capital Management LP and Politan Capital NY LLC, which are managed by Quentin Koffey, a member of our Board, previously filed a lawsuit against us and members of our Board seeking to invalidate the employment agreement of Mr. Kiani. Although Politan subsequently filed a motion to dismiss the complaint without prejudice, which was approved by the court in September 2023, Politan can refile this or any other complaint against us, our Board or any individual director at any time. Moreover, in connection with the proxy contest being conducted by Politan with respect to our 2024 Annual Meeting, our Chief Operating Officer has submitted to our Board a conditional resignation to become effective in the event that Mr. Kiani is removed as our Chairman of the Board and CEO. Numerous other key employees from our leadership and engineering teams have publicly expressed that they may not continue with us if Mr. Kiani is replaced. The loss of the services of members of our key personnel or the inability to attract and retain qualified personnel in the future could prevent the implementation and completion of our objectives, including the development and introduction of our products.
In addition, regulation or legislation impacting the workforce, such as the rule published by the Federal Trade Commission (FTC) purporting to generally prevent employers from entering into non-competition agreements with employees and require employers to rescind existing non-competition agreements, may lead to increased uncertainty in hiring and competition for talent. On July 3, 2024, the U.S. District Court for the Northern District of Texas granted a motion to stay and preliminarily enjoin the effective date of the FTC’s final rule banning non-competition restrictions. By this order, the September 4, 2024, effective date of the FTC’s non-compete ban is stayed, and the FTC is enjoined from implementing or enforcing the ban. However, as of now, the order applies only to the named plaintiffs in the Texas pending litigation, and it is uncertain whether the stay may apply to the Company.
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
We rely on manufacturing facilities in North America, Europe and Asia that may be affected by natural or man-made disasters. Earthquakes are of particular significance since some of our facilities are located in earthquake-prone areas. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods, hurricanes and similar events. Our facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair if significant damage were to result from any of these occurrences.
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

In addition, we may experience seasonal demand for our products and demand for such products could decrease significantly during a recession. For example, healthcare revenues in the third quarter of our fiscal years have generally historically represented a lower percentage of segment revenues due to the seasonality of the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer elective procedures utilizing our healthcare products. The flu season concluded abnormally early and faded quickly in the first quarter of 2023, resulting in reduced inpatient census. In addition, some customers held elevated sensor inventory levels due to discounting in prior quarters, which was discontinued during the second quarter. Healthcare facilities and hospitals experienced fewer flu-related hospitalizations and medical office visits, which decreased consumption of our single-patient use sensors and consumables. The corresponding delays in reordering for our single-patient use sensors and consumables had an adverse impact on our healthcare revenue for the second half of 2023. Similarly, our non-healthcare revenues in the fourth quarter of a fiscal year generally produce a higher percentage of our segment revenues than the other quarters of our fiscal year due to the holiday shopping season and our corresponding promotional activities. Our promotional discounting activity may negatively impact our gross margin. Any shortfalls in expected revenue due to a mismatch in supply of and demand for our products, could cause our operating results to suffer significantly, and seasonal or similar variances may also result in fluctuations in our revenues.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure have created, and will create, additional compliance requirements for us. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business, financial condition and results of operations.
We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with evolving standards.
Our stockholders in certain instances have not approved our advisory vote on named executive officer compensation. If we are involved in a lawsuit related to compensation matters or any other matters not covered by our directors’ and officers’ liability insurance, we may incur significant expenses in defending against such lawsuits, or be subject to significant fines or required to take significant remedial actions, each of which could adversely affect our business, financial condition and results of operations.

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
*We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
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

Portions of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In addition, interfaces between our products and our customers’ computer networks could provide additional opportunities for cybersecurity attacks on us and our customers. The techniques used to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. We have experienced cybersecurity incidents in the past, and while none that we have experienced to date have been material in nature, we expect that we will continue to be subject to cybersecurity attacks in the future. Cybersecurity threats and attacks in particular are evolving and include, but are not limited to: malicious software, ransomware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of confidential or otherwise protected information and corruption of data. Although the cyber incidents experienced to date have not had a material impact, there can be no assurance that our protective measures will prevent or detect security breaches that could have a significant impact on our business, reputation, financial condition and results of operations.
The failure of these systems to operate or integrate effectively with other internal, customer, supplier or third-party service provider systems and to protect the underlying information technology system and data integrity, including from cyber-attacks, intrusions or other breaches or unauthorized access of these systems, or any failure by us to remediate any such attacks or breaches, may also result in damage to our reputation or competitiveness, delays in product fulfillment and reduced efficiency of our operations, and could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, financial condition and results of operations. Failure to protect the confidentiality, integrity or availability of our systems and information contained within those systems could also subject us to significant litigation and regulatory enforcement risks in all of the jurisdictions in which we operate.
The impact of the Russian invasion of Ukraine, and the Israel-Palestine-Iran war, on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
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
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $109.17 to $146.85 per share from December 31, 2023 to June 29, 2024. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
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
•our evaluation of a proposed separation of our consumer business;
•shareholder activism, including our pending contested solicitation against Politan;
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
As of June 29, 2024, approximately 9.6 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 2.6 million shares were subject to options outstanding at such date at a weighted-average exercise price of $93.89 per share, approximately 3.6 million shares were subject to outstanding RSUs, approximately 0.4 million shares were subject to outstanding PSUs and approximately 3.1 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 48 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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
Item 5. Other Information
During the fiscal quarter ended June 29, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 29, 2024 and December 30, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2024 and July 1, 2023, respectively, (iii) Condensed Consolidated Statements of Comprehensive (Loss) for the three and six months ended June 29, 2024 and July 1, 2023, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2024 and July 1, 2023, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: August 6, 2024	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: August 6, 2024	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer