Form 10-Q
period 2024-09-28
MASIMO CORP
filed 2024-11-06
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class					Number of Shares Outstanding as of September 28, 2024
Common stock, $0.001 par value					53,540,566

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 28, 2024

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except par values)

	September 28, 2024	December 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$158.5	$163.0
Trade accounts receivable, net of allowance for credit losses of $6.0 million and $4.8 million at September 28, 2024 and December 30, 2023, respectively(1)	371.0	355.5
Inventories	569.9	545.0
Other current assets	180.5	168.4
Total current assets	1,279.9	1,231.9
Lease receivable, non-current	64.2	71.4
Deferred costs and other contract assets	59.6	57.3
Property and equipment, net	417.9	424.4
Customer relationships, net - (Note 9)	169.0	177.7
Acquired technologies, net - (Note 9)	115.3	129.4
Other intangible assets, net - (Note 9)	120.9	112.8
Trademarks - (Note 9)	235.6	232.4
Goodwill	412.5	407.7
Deferred tax assets	107.1	107.2
Other non-current assets	105.8	89.3
Total assets	$3,087.8	$3,041.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$280.8	$251.5
Accrued compensation	76.0	62.6
Deferred revenue and other contract liabilities, current	84.5	87.3
Other current liabilities	196.3	162.4
Total current liabilities	637.6	563.8
Long-term debt	733.2	871.7
Deferred tax liabilities	111.3	111.7
Other non-current liabilities	142.5	129.5
Total liabilities	1,624.6	1,676.7
Commitments and contingencies - (Note 24)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100.0 million shares authorized; 53.5 million and 52.8 million shares issued and outstanding at September 28, 2024 and December 30, 2023, respectively	0.1	0.1
Treasury stock, 19.5 million and 19.5 million shares at September 28, 2024 and December 30, 2023, respectively	(1,169.2)	(1,169.2)
Additional paid-in capital	828.4	783.4
Accumulated other comprehensive loss	(36.6)	(45.3)
Retained earnings	1,840.5	1,795.8
Total stockholders’ equity	1,463.2	1,364.8
Total liabilities and stockholders’ equity	$3,087.8	$3,041.5
________________________________________________________
(1)    Includes amounts owed from related parties as of September 28, 2024 and December 30, 2023 of approximately $10.8 million and $7.3 million, respectively. See Note 3, “Related Party Transactions” for details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue(1)	$504.6	$478.9	$1,493.7	$1,499.2
Cost of goods sold	241.4	244.1	734.0	758.4
Gross profit	263.2	234.8	759.7	740.8
Operating expenses:
Selling, general and administrative	184.8	156.1	522.2	504.1
Research and development	48.3	46.5	145.1	137.2
Impairment charge	—	7.0	—	7.0
Total operating expenses	233.1	209.6	667.3	648.3
Operating income	30.1	25.2	92.4	92.5
Non-operating loss	(18.5)	(11.2)	(36.0)	(27.5)
Income before provision for income taxes	11.6	14.0	56.4	65.0
Provision for income taxes	1.8	3.4	11.7	17.4
Net income	$9.8	$10.6	$44.7	$47.6

Net income per share:
Basic	$0.18	$0.20	$0.84	$0.90
Diluted	$0.18	$0.20	$0.82	$0.88

Weighted-average shares used in per share calculations:
Basic	53.4	52.8	53.2	52.8
Diluted	54.3	53.9	54.3	53.9
______________
(1)    Includes sales from related parties for the three and nine months ended September 28, 2024 of approximately $27.2 million and $82.9 million, respectively     and for the three and nine months ended September 30, 2023 of approximately $26.9 million and $69.1 million, respectively. See Note 3, “Related Party Transactions” for details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$9.8	$10.6	$44.7	$47.6
Other comprehensive loss, net of tax:
Unrealized gains (losses) from foreign currency translation adjustments	78.1	(43.2)	15.0	(100.6)
Change in pension benefits	—	(0.5)	0.7	(3.5)
Unrealized (loss) gain on cash flow hedges	(11.3)	0.4	(7.0)	1.7
Total comprehensive income (loss)	$76.6	$(32.7)	$53.4	$(54.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions)
	Three and Nine Months Ended September 28, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 30, 2023	52.8	$0.1	19.5	$(1,169.2)	$783.4	$(45.3)	$1,795.8	$1,364.8
Stock options exercised	0.2	—	—	—	7.2	—	—	7.2
Restricted/Performance stock units vested	0.1	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	—	(5.3)	—	—	(5.3)
Stock-based compensation	—	—	—	—	9.6	—	—	9.6
Net income	—	—	—	—	—	—	18.9	18.9
Foreign currency translation adjustment	—	—	—	—	—	(35.6)	—	(35.6)
Change in pension benefits	—	—	—	—	—	0.7	—	0.7
Unrealized gain on cash flow hedge	—	—	—	—	—	4.9	—	4.9
Balance at March 30, 2024	53.1	0.1	19.5	(1,169.2)	794.9	(75.3)	1,814.7	1,365.2
Stock options exercised	0.1	—	—	—	2.7	—	—	2.7
Shares paid for tax withholding	—	—	—	—	(0.5)	—	—	(0.5)
Stock-based compensation	—	—	—	—	13.5	—	—	13.5
Net income	—	—	—	—	—	—	16.0	16.0
Foreign currency translation adjustment	—	—	—	—	—	(27.5)	—	(27.5)
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(0.6)	—	(0.6)
Balance at June 29, 2024	53.2	0.1	19.5	(1,169.2)	810.6	(103.4)	1,830.7	1,368.8
Stock options exercised	0.3	—	—	—	11.5	—	—	11.5
Shares paid for tax withholding	—	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation	—	—	—	—	6.5	—	—	6.5
Net income	—	—	—	—	—	—	9.8	9.8
Foreign currency translation adjustment	—	—	—	—	—	78.1	—	78.1
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(11.3)	—	(11.3)
Balance at September 28, 2024	53.5	$0.1	19.5	$(1,169.2)	$828.4	$(36.6)	$1,840.5	$1,463.2

	Three and Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	52.5	$0.1	19.5	$(1,169.2)	$782.2	$11.5	$1,714.3	$1,338.9
Stock options exercised	0.1	—	—	—	4.3	—	—	4.3
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	—	(12.2)	—	—	(12.2)
Stock-based compensation	—	—	—	—	7.3	—	—	7.3
Net income	—	—	—	—	—	—	21.3	21.3
Foreign currency translation adjustment	—	—	—	—	—	(22.8)	—	(22.8)
Change in pension benefits	—	—	—	—	—	(2.2)	—	(2.2)
Unrealized loss on cash flow hedge	—	—	—	—	—	(4.3)	—	(4.3)
Balance at April 1, 2023	52.8	0.1	19.5	(1,169.2)	781.6	(17.8)	1,735.6	1,330.3
Stock options exercised	—	—	—	—	1.1	—	—	1.1
Shares paid for tax withholding	—	—	—	—	(0.4)	—	—	(0.4)
Stock-based compensation	—	—	—	—	(8.6)	—	—	(8.6)
Net income	—	—	—	—	—	—	15.7	15.7
Foreign currency translation adjustment	—	—	—	—	—	(34.6)	—	(34.6)
Change in pension benefits	—	—	—	—	—	(0.8)	—	(0.8)
Unrealized gain on cash flow hedge	—	—	—	—	—	5.6	—	5.6
Balance at July 1, 2023	52.8	0.1	19.5	(1,169.2)	773.7	(47.6)	1,751.3	1,308.3
Stock options exercised	—	—	—	—	1.2	—	—	1.2
Shares paid for tax withholding	—	—	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	—	(1.1)	—	—	(1.1)
Net income	—	—	—	—	—	—	10.6	10.6
Foreign currency translation adjustment	—	—	—	—	—	(43.2)	—	(43.2)
Change in pension benefits	—	—	—	—	—	(0.5)	—	(0.5)
Unrealized gain on cash flow hedge	—	—	—	—	—	0.4	—	0.4
Balance at September 30, 2023	52.8	$0.1	19.5	$(1,169.2)	$773.7	$(90.9)	$1,761.9	$1,275.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$44.7	$47.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	72.2	75.8
Stock-based compensation expense	29.6	(2.4)
(Gain) loss on disposal of equipment, intangibles and other assets	(0.3)	0.6
Provision for credit losses	0.9	1.1
Amortization of debt issuance cost	1.4	1.4
Impairment charge	—	7.0
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable(1)	(9.4)	84.8
(Increase) decrease in inventories	(40.1)	(93.1)
(Increase) decrease in other current assets	(12.3)	(14.6)
(Increase) decrease in lease receivable, net	7.1	(6.8)
(Increase) decrease in deferred costs and other contract assets	(2.3)	(2.9)
(Increase) decrease in other non-current assets	0.1	(42.0)
Increase (decrease) in accounts payable	29.4	3.6
Increase (decrease) in accrued compensation	13.3	(32.8)
Increase (decrease) in accrued liabilities	24.6	(19.5)
Increase (decrease) in income tax payable	(1.0)	(7.1)
Increase (decrease) in deferred revenue and other contract-related liabilities	(3.0)	(6.2)
Increase (decrease) in other non-current liabilities	(9.0)	22.5
Net cash provided by (used in) operating activities	145.9	17.0
Cash flows from investing activities:
Purchases of property and equipment	(24.5)	(33.1)
Proceeds from sale of property and equipment	13.5	—
Increase in intangible assets	(23.6)	(29.3)
Business combinations, net of cash acquired	—	7.5
Other strategic investing activities	(0.1)	(1.0)
Net cash (used in) provided by investing activities	(34.7)	(55.9)
Cash flows from financing activities:
Borrowings under line of credit	72.7	139.5
Repayments on line of credit	(207.2)	(154.3)
Proceeds from issuance of common stock	21.4	6.7
Payroll tax withholdings on behalf of employees for vested equity awards	(6.0)	(12.7)
Net cash (used in) provided by financing activities	(119.1)	(20.8)
Effect of foreign currency exchange rates on cash	3.4	(17.6)
Net decrease in cash, cash equivalents and restricted cash	(4.5)	(77.3)
Cash, cash equivalents and restricted cash at beginning of period	168.2	209.6
Cash, cash equivalents and restricted cash at end of period	$163.7	$132.3
____________________________
(1)    Includes the change in amounts owed from related parties for the nine months ended September 28, 2024 and September 30, 2023 of approximately $5.8 million and $(2.6) million, respectively. See Note 3, “Related Party Transactions” for details.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 30, 2023 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (fiscal year 2023), filed with the SEC on February 28, 2024. The results for the three and nine months ended September 28, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 2024 (fiscal year 2024) or for any other interim period or for any future year.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of standalone selling prices, variable consideration, total consideration allocated to each performance obligation within a contract, inventory valuation, valuation of the Company’s equity awards, valuation of identifiable assets and liabilities connected with business combinations, impairment of long-lived assets, intangible assets and goodwill; derivative and equity instruments, deferred taxes and any associated valuation allowances, deferred revenue, accounting for pensions, uncertain income tax positions, litigation costs, and related accruals. See Note 24, “Commitments and Contingencies” for further details. Actual results could differ from such estimates.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at September 28, 2024:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$101.2	$101.2	$—	$—
Money market funds	57.3	57.3	—	—
Equity securities	1.7	1.7	—	—
Pension assets	25.6	18.8	6.8	—
Derivative instruments - cash flow hedges(1)	4.7	4.7	—	—
Derivative instruments - warrants	0.9	0.9	—	—
Total assets	$191.4	$184.6	$6.8	$—

Liabilities
Derivative instruments - cash flow hedges	$4.9	$4.9	$—	$—
Total liabilities	$4.9	$4.9	$—	$—
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at December 30, 2023:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$87.0	$87.0	$—	$—
Money market funds	76.0	76.0	—	—
Pension assets	23.1	16.8	6.3	—
Equity securities	1.7	1.7	—	—
Derivative instruments - cash flow hedges(1)	11.6	11.6	—	—
Derivative instruments - warrants	1.0	1.0	—	—
Total assets	$200.4	$194.1	$6.3	$—

Liabilities
Derivative instruments - cash flow hedges	$3.6	$3.6	$—	$—
Total liabilities	$3.6	$3.6	$—	$—
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
Furthermore, the Company did not elect to apply the fair value option to specific assets or liabilities on a contract-by-contract basis. The Company did not have any transfers between Level 2 and Level 3 during the nine months ended September 28, 2024.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Changes in the product warranty accrual were as follows:

	Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023
Product warranty accrual, beginning of period	$8.6	$10.6
Accrual for warranties issued	6.9	7.4
Changes in pre-existing warranties (including changes in estimates)	2.3	(8.3)
Settlements made	(8.7)	(1.0)
Product warranty accrual, end of period	$9.1	$8.7
Advertising Costs
Advertising costs include certain advertising, marketing and endorsement agreement fees. Advertising and marketing costs are expensed as incurred. Endorsement fees associated with product endorsers are expensed on a straight-line basis over the term of the agreement. Advertising costs are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. Prepayments made under endorsement agreements are included in other current assets or other non-current assets, depending on the period to which the prepayment applies. Certain endorsement agreements provide for royalty payments to endorsers based on sales of particular products, which the Company records in selling, general and administrative expense as the related sales occur. Advertising costs for the three months ended September 28, 2024 and September 30, 2023 were $16.7 million and $15.7 million, respectively. Advertising costs for the nine months ended September 28, 2024 and September 30, 2023 were $43.6 million and $44.6 million, respectively.
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
Net Income Per Share
A computation of basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$9.8	$10.6	$44.7	$47.6
Basic net income per share:
Weighted-average shares outstanding - basic	53.4	52.8	53.2	52.8
Net income per basic share	$0.18	$0.20	$0.84	$0.90
Diluted net income per share:
Weighted-average shares outstanding - basic	53.4	52.8	53.2	52.8
Diluted share equivalents: stock options, RSUs and PSUs	0.9	1.1	1.1	1.1
Weighted-average shares outstanding - diluted	54.3	53.9	54.3	53.9
Net income per diluted share	$0.18	$0.20	$0.82	$0.88

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For the three months ended September 28, 2024 and September 30, 2023, weighted options to purchase 1.4 million and 1.3 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the nine months ended September 28, 2024 and September 30, 2023, weighted options to purchase 1.4 million and 0.9 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of September 28, 2024 and September 30, 2023, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for the three and nine month periods then ended. For additional information with respect to these RSUs, please see “Employment and Severance Agreements” in Note 24, “Commitments and Contingencies”.
Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023
Cash paid during the year for:
Interest expense	$29.3	$35.8
Income taxes	40.1	39.4
Operating lease liabilities	18.4	16.0

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$28.5	$2.4

Non-cash investing activities:
Unpaid purchases of property and equipment	$1.2	$1.2
Unpaid strategic investments	0.2	0.6

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$—	$0.5

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$158.5	$124.4
Restricted cash	5.2	7.9
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$163.7	$132.3

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
3. Related Party Transactions
On October 24, 2024, following a review by outside counsel, the Board adopted resolutions to terminate the employment of Mr. Kiani, effective October 24, 2024. See Note 24, “Commitments and Contingencies”, for further details.
Mr. Kiani, our former Chairman and CEO, is the Chairman and CEO of Willow Laboratories, Inc. (Willow). The Company is a party to the following agreements with Willow:
•Cross-Licensing Agreement - The Company and Willow are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The annual minimum royalty obligation is $5.0 million prior to a change in control (as defined in the Cross-Licensing Agreement) of the Company or Willow and increases to $15.0 million upon a change in control, plus up to $2.0 million for each additional rainbow® parameter (with no maximum ceiling for non-vital sign measurements). Aggregate liabilities payable to Willow arising under the Cross-Licensing Agreement were $4.2 million and $5.2 million for the three months ended September 28, 2024 and September 30, 2023, respectively. Aggregate liabilities payable to Willow arising under the Cross-Licensing Agreement were $13.2 million and $15.1 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Willow (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Willow. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.2 million and $0.1 million for each of the three months ended September 28, 2024 and September 30, 2023, respectively. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.4 million and $0.3 million for each of the nine months ended September 28, 2024 and September 30, 2023, respectively.
•Lease Agreement - Effective December 2019, the Company entered into a lease agreement with Willow for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Willow Lease). The term of the Willow Lease expires on December 31, 2024. The Company recognized approximately $0.3 million of lease income for each of the three months ended September 28, 2024 and September 30, 2023. The Company recognized approximately $0.9 million of lease income for each of the nine months ended September 28, 2024 and September 30, 2023.
Net amounts due to Willow at September 28, 2024 and December 30, 2023 were approximately $3.8 million and $4.1 million, respectively. See Note 24, “Commitments and Contingencies”, under the heading of “Willow Cross-Licensing Agreement Provisions” for further details.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of September 28, 2024, the Company has halted payments to the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation, and competition in healthcare. Mr. Kiani is the Chairman of the Masimo Foundation. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. For the three months ended September 28, 2024, the Company made cash contributions of approximately $1.5 million to the Masimo Foundation. For the three months ended September 30, 2023, the Company made no cash contributions to the Masimo Foundation. For the nine months ended September 28, 2024, the Company made cash contributions of approximately $2.5 million to the Masimo Foundation. For the nine months ended September 30, 2023, the Company made cash contributions of approximately $1.0 million to the Masimo Foundation. During the three and nine months ended September 28, 2024 and September 30, 2023, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services. As noted above, the Company halted all payments to the Masimo Foundation as of the end of the third quarter of 2024.
Mr. Kiani is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During the three and nine months ended September 28, 2024, the Company incurred no marketing expenses to LMMV under the marketing service agreement. During the three and nine months ended September 30, 2023, the Company incurred $0.4 million and $1.2 million of marketing expenses to LMMV under the marketing service agreement, respectively. At each of September 28, 2024 and December 30, 2023, there were no amounts due to LMMV for services rendered.
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
The Company maintained an aircraft time share agreement with Mr. Kiani, pursuant to which the Company agreed from time to time to make its aircraft available to Mr. Kiani, in his former capacity as Chairman and CEO, for lease on a time-sharing basis. The Company charged Mr. Kiani for personal use of the aircraft based on agreed upon reimbursement rates. For each of the three and nine months ended September 28, 2024, the Company charged Mr. Kiani less than $0.1 million pursuant to this agreement. For each of the three and nine months ended September 30, 2023, the Company charged Mr. Kiani less than $0.1 million pursuant to this agreement. As of the end of the quarter, the time share agreement with Mr. Kiani has been terminated. In October 2024, the Company grounded the corporate aircraft and has been exploring disposition strategies.
On June 26, 2023, at the Company’s 2023 annual meeting of stockholders, its stockholders voted to elect two directors nominated by Politan Capital Management LP and certain of its affiliates (Politan) to the Company’s Board of Directors (Board). On September 19, 2024, at the Company’s 2024 annual meeting of stockholders, two additional directors nominated by Politan were elected to the Board. As of September 24, 2024, the date of the last reported Schedule 13-D/A filed with the U.S. Securities and Exchange Commission (SEC), Politan held approximately 8.8% of the outstanding shares of the Company. There were no related party transactions between Masimo and Politan for each of the three and nine months ended September 28, 2024 and September 30, 2023.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
On September 24, 2024, Michelle Brennan, a member of the Board, was appointed to the role of interim CEO of the Company. Ms. Brennan also sits on the board of directors of Cardinal Health, Inc. (Cardinal). For the three and nine months ended September 28, 2024, sales to Cardinal were approximately $27.2 million and $82.9 million, respectively. For the three and nine months ended September 30, 2023 sales to Cardinal were approximately $26.9 million and $69.1 million, respectively. As of September 28, 2024 and December 30, 2023, amounts owed from Cardinal were approximately $10.8 million and $7.3 million, respectively.
4. Inventories
Inventories consist of the following:

(in millions)	September 28, 2024	December 30, 2023
Raw materials	$234.2	$229.7
Work-in-process	26.5	30.0
Finished goods	309.2	285.3
Total inventories	$569.9	$545.0
5. Other Current Assets
Other current assets consist of the following:

(in millions)	September 28, 2024	December 30, 2023
Prepaid income taxes	$62.1	$29.3
Prepaid expenses	36.3	58.3
Indirect taxes receivable	33.9	28.6
Lease receivable, current	26.0	30.2
Contract assets, current	7.5	6.7
Other receivables	6.2	6.8
Prepaid rebates and royalties, current	4.8	4.8
Restricted cash(1)	2.8	3.0
Other current assets	0.9	0.7
Total other current assets	$180.5	$168.4
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
For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases are included within revenue in the accompanying condensed consolidated statements of operations. For the three months ended September 28, 2024 and September 30, 2023, lease revenue was approximately $9.0 million and $21.0 million, respectively. For the nine months ended September 28, 2024 and September 30, 2023, lease revenue was approximately $34.0 million and $53.0 million, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Lease receivable from sales-type leases consists of the following:

(in millions)	September 28, 2024	December 30, 2023
Lease receivable	$90.5	$101.9
Allowance for credit loss	(0.3)	(0.3)
Lease receivable, net	90.2	101.6
Less: current portion of lease receivable	(26.0)	(30.2)
Lease receivable, non-current	$64.2	$71.4
As of September 28, 2024, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal year	Sales-Type Leases	Operating Leases
2024 (balance of year)	$7.6	$3.3
2025	26.0	12.5
2026	21.2	11.7
2027	15.5	9.9
2028	9.6	7.1
Thereafter	10.3	11.6
Total	$90.2	$56.1
Less: imputed interest(1)	—
Present value of total lease payments	$90.2
______________
(1)     The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	September 28, 2024	December 30, 2023
Deferred commissions	$22.9	$21.8
Unbilled contract receivables	20.2	17.0
Prepaid contract allowances	15.0	17.0
Deferred equipment agreements, net	1.5	1.5
Deferred costs and other contract assets	$59.6	$57.3

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
8. Property and Equipment, net
Property and equipment, net, consists of the following:

(in millions)	September 28, 2024	December 30, 2023
Machinery, equipment and tooling	$188.7	$169.7
Building and building improvements	151.0	151.0
Operating lease assets	128.2	92.2
Land(1)	55.0	66.2
Computer equipment and software	47.0	45.5
Leasehold improvements	42.0	37.5
Transportation, vehicles and other(2)	27.2	34.0
Furniture and office equipment	19.9	20.4
Demonstration units	12.3	11.1
Construction-in-progress (CIP)	51.9	59.2
Total property and equipment	723.2	686.8
Accumulated depreciation	(305.3)	(262.4)
Property and equipment, net(1)	$417.9	$424.4
______________
(1)    At March 30, 2024, property, plant and equipment, net, excluded $11.4 million of idle undeveloped land held outside of the U,S. which was classified as held for sale within the healthcare segment. In May 2024, the Company completed the sale of the land, resulting in a gain of $0.9 million, which was recorded net of transaction costs, foreign currency translation and cumulative translation adjustments to non-operating loss.
(2)    During the three months ended September 28, 2024, the Company reduced its fleet of vehicles for use primarily by field sales representatives. The proceeds from the sale of the vehicles were $2.0 million, which was recorded to non-operating loss. In October 2024, the Company grounded the corporate aircraft and has been exploring disposition strategies.
For the three months ended September 28, 2024 and September 30, 2023, depreciation expense of property and equipment was $10.3 million and $10.7 million, respectively. For the nine months ended September 28, 2024 and September 30, 2023, depreciation expense of property and equipment was $31.7 million and $33.2 million, respectively.
For the three months ended September 28, 2024 and September 30, 2023, $5.6 million and $5.2 million of equipment leased to customers was amortized to cost of goods sold, respectively. For the nine months ended September 28, 2024 and September 30, 2023, $18.4 million and $12.4 million of equipment leased to customers was amortized to cost of goods sold, respectively.
As of September 28, 2024 and December 30, 2023, accumulated amortization of equipment leased to customers was $1.2 million and $1.5 million, respectively.
The balance in CIP at September 28, 2024 and December 30, 2023 related primarily to the capitalized implementation costs related to a new enterprise resource planning software system, costs related to facility improvements, the expansion of certain key manufacturing facilities globally, machinery and equipment at the Company’s corporate headquarters, as well as on-going development costs associated with a new research and development facility, the underlying assets for which have not been completed or placed into service.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
9. Intangible Assets, net
Intangible assets, net, consist of the following:

	September 28, 2024			December 30, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$184.7	$(15.7)	$169.0	$209.2	$(31.5)	$177.7
Acquired technologies	135.0	(19.7)	115.3	174.7	(45.3)	129.4
Capitalized software development costs	55.9	(7.5)	48.4	53.9	(15.2)	38.7
Licenses	36.8	(5.9)	30.9	39.7	(7.4)	32.3
Patents	43.1	(16.9)	26.2	39.2	(15.2)	24.0
Trademarks	19.1	(7.3)	11.8	20.1	(7.4)	12.7
Non-compete agreements	3.0	(0.4)	2.6	6.3	(2.6)	3.7
Licenses-related party	7.5	(7.0)	0.5	7.5	(6.7)	0.8
Other	1.6	(1.1)	0.5	1.7	(1.1)	0.6
Total intangible assets subject to amortization, net	$486.7	$(81.5)	$405.2	$552.3	$(132.4)	$419.9
Intangible assets not subject to amortization:
Trademarks			$235.6			$242.4
Impairment charge			—			(10.0)
Total trademarks			235.6			232.4
Intangible assets, net			$640.8			$652.3
Finite lived intangible assets have a weighted-average amortization period ranging from twelve years to fourteen years. Total amortization expense for the three months ended September 28, 2024 and September 30, 2023 was $13.7 million and $13.8 million, respectively. Total amortization expense for the nine months ended September 28, 2024 and September 30, 2023 was $40.5 million and $42.6 million, respectively.
Total renewal costs for patents and trademarks for the three months ended September 28, 2024 and September 30, 2023 were $1.2 million and $0.2 million, respectively. Total renewal costs for patents and trademarks for the nine months ended September 28, 2024 and September 30, 2023 were $2.6 million and $0.8 million, respectively. As of September 28, 2024, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal year	Amount (in millions)
2024 (balance of year)	$13.6
2025	53.0
2026	53.8
2027	40.6
2028	40.3
Thereafter	203.9
Total	$405.2

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
10. Goodwill
Changes in goodwill were as follows:

	Nine Months Ended September 28, 2024
(in millions)	Healthcare	Non-healthcare	Total
Goodwill, beginning of period	$98.6	$309.1	$407.7
Foreign currency translation adjustment	0.5	4.3	4.8
Goodwill, end of period	$99.1	$313.4	$412.5

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
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of September 28, 2024, the weighted-average discount rate used by the Company for all operating leases was approximately 4.6%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance sheet classification	September 28, 2024	December 30, 2023
Lessee ROU assets	Other non-current assets	$83.1	$59.1

Lessee current lease liabilities	Other current liabilities	22.5	18.2
Lessee non-current lease liabilities	Other non-current liabilities	65.8	45.8
Total operating lease liabilities		$88.3	$64.0
As of September 28, 2024 and December 30, 2023, accumulated amortization for lessee ROU assets was $55.5 million and $48.9 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 5.2 years as of September 28, 2024.
As of September 28, 2024, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal year	Amount (in millions)
2024 (balance of year)	$6.1
2025	25.1
2026	20.1
2027	15.0
2028	13.1
Thereafter(1)	20.9
Total	100.3
Imputed interest	(12.0)
Present value	$88.3
______________
(1)     Includes optional renewal period for certain leases.
During the three months ended September 28, 2024 and September 30, 2023, operating lease costs were approximately $5.6 million and $12.6 million, respectively. During the nine months ended September 28, 2024 and September 30, 2023, operating lease costs were approximately $17.5 million and $33.2 million, respectively.
As part of the Company’s on-going rationalization of its operational footprint of the non-healthcare business, one operating lease was identified as under-utilized and considered temporarily idled due to the inability to sublease the property timely while having three years remaining on the lease term. The Company recorded an adjustment of approximately $3.9 million to reduce the ROU asset during the three months ended March 30, 2024, which was recorded in selling, general, and administrative expenses in the condensed consolidated statement of operations.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	September 28, 2024	December 30, 2023
Lessee ROU assets, net	$83.1	$59.1
Prepaid deposits and other	7.0	6.4
Strategic investments	6.8	7.2
Derivative assets - non-current(1)	3.8	11.4
Restricted cash(2)	2.4	2.2
Equity investments - fair value	2.6	2.7
Other non-current assets	0.1	0.3
Total non-current assets	$105.8	$89.3
______________
(1)    Excludes accrued interest.
(2)    Restricted cash includes cash held in certain subsidiaries in jurisdictions outside of the U.S. such as China, which may be subject to transfer restrictions depending on jurisdictions.
13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities, current, consist of the following:

(in millions)	September 28, 2024	December 30, 2023
Deferred revenue	$65.0	$63.8
Accrued rebates and allowances	33.8	37.5
Accrued customer reimbursements	12.6	12.4
Total deferred revenue and other contract liabilities	111.4	113.7
Less: Non-current portion of deferred revenue	(26.9)	(26.4)
Deferred revenue and other contract liabilities, current	$84.5	$87.3
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize revenue. Generally, both healthcare and non-healthcare segments record deferred revenue when revenue is to be recognized subsequent to invoicing.
Healthcare Deferred Revenue
Healthcare deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements, and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially. As of September 28, 2024, the Company had approximately $1,651.9 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $433.6 million of this amount as revenue within the next twelve months and the remaining balance thereafter.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Non-Healthcare Deferred Revenue
In October 2020, the Company’s subsidiary, B&W Group Ltd. (B&W), entered into an amendment to a licensing agreement, whereby B&W received a $20.0 million royalty prepayment in relation to sound system units manufactured under the Bowers & Wilkins brand for various high-end car manufacturers with a total commitment of $35.0 million to be received by September 30, 2028. As of September 28, 2024, deferred revenue was $13.3 million.
Changes in deferred revenue were as follows:

(in millions)	Nine Months Ended September 28, 2024
Deferred revenue, beginning of the period	$63.8
Revenue deferred during the period	22.8
Recognition of revenue deferred in prior periods	(21.6)
Deferred revenue, end of the period	$65.0
14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	September 28, 2024	December 30, 2023
Long-term debt, current	$39.4	$34.3
Accrued expenses	31.4	26.3
Accrued indirect taxes payable	29.2	23.9
Lessee lease liabilities, current	22.5	18.2
Accrued legal fees	20.9	9.9
Income tax payable	15.4	16.1
Accrued property taxes	12.7	10.2
Other current liabilities	10.1	6.7
Accrued warranty	9.1	8.6
Related party payables	3.9	4.2
Accrued donations	1.7	4.0
Total other current liabilities	$196.3	$162.4

15. Debt

(in millions)	September 28, 2024	December 30, 2023
Term loan - current portion	$15.0	$11.3
Japanese loans - current portion	24.4	23.0
Debt, current portion	39.4	34.3

Term loan - long-term	261.6	271.4
Revolver - long-term	457.0	591.5
Japanese loans - long-term	14.6	8.8
Debt, long-term	733.2	871.7
Total debt	$772.6	$906.0

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
The Credit Facility provides for an unsecured term loan of $300.0 million (Term Loan) and $500.0 million of on-going unsecured revolving commitments (Revolver), with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity by an additional $400.0 million (plus additional unlimited amounts if certain incurrence tests are met) in the future with the Initial Lenders and additional lenders, as required. Debt issuance costs of $8.4 million were recorded as a reduction to the carrying amount of the Credit Facility and are being amortized to interest expense using the effective interest method.
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
Borrowing rates, maturity date, financial covenants, affirmative and negative covenants and other restricted terms remain unchanged from the Credit Facility.
As a result of certain terms of the Credit Facility associated with changes in the Board, the Company requested and received a consent of certain lenders under the Credit Facility. On September 17, 2024, the lenders consented to potential changes in the Board resulting from the election of new directors of the Company at the Company’s 2024 annual meeting of stockholders held on September 19, 2024.
As of September 28, 2024, the Company was in full compliance with all covenants contained in its debt agreements and Credit Facility agreements.
For the three months ended September 28, 2024 and September 30, 2023, the Company incurred total interest expense of $9.9 million and $12.1 million under the Credit Facility, respectively. For the nine months ended September 28, 2024 and September 30, 2023, the Company incurred total interest expense of $31.8 million and $34.1 million under the Credit Facility, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Furthermore, in connection with the Sound United acquisition, the Company assumed the following outstanding loans:
Japanese Revolving Loan
In March 2020, the Company entered into a secured revolving loan (Japanese Revolving Loan) with Mizuho bank, which allows the Company to borrow up to ¥800 million (approximately $5.6 million). The Japanese Revolving Loan is an evergreen agreement that terminates upon request by either the financial institution or the borrower and is collateralized with land and buildings in Shirakawa-Shi owned by the borrower. Interest accrues at a rate equal to the Mizuho Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread of 0.50% per annum. In connection with the execution of the Japanese Revolving Loan, the Company incurred debt issuance costs of ¥7.2 million (approximately $0.1 million).
On February 28, 2023, the Company and Mizuho Bank executed an amendment to the Japanese Revolving Loan, to increase the maximum aggregate revolving loan to ¥3.0 billion (approximately $21.1 million). Under the amendment, the facility accrues interest at a rate equal to the TIBOR plus a fixed spread of 0.75% per annum. The Company also paid an upfront fee of ¥22.0 million (approximately $0.2 million) on the incremental amount of the revolving Credit Facility.
The Japanese Revolving Loan agreement contains customary affirmative and negative covenants, such as financial reporting requirements and customary covenants that restrict the borrower’s ability to, among other things, provide collateral for obligations borne by the borrower, and determine the eligibility to declare, and the amount of potential dividends to be paid during a given fiscal year. As of September 28, 2024, the Company was in compliance with all covenants under the Japanese Revolving Loan agreements.
Japanese Government Loans
In May and June 2020, the Company received ¥1.48 billion (approximately $10.4 million) in non-collateralized Japanese Government Loan facilities (Japanese Government Loans) as part of its local Japanese stimulus program. Interest accrues at a weighted average rate of 1.33% and is repayable in installments with various maturities through June 2035. The non-current portion of the Japanese Government Loans is presented under long-term debt and the current portion is presented under short-term debt on the accompanying condensed consolidated balance sheets. The Company incurred no debt issuance costs in connection with the Japanese Government Loans.
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
Japanese Syndicate Loan
In September 2024, D&M Holdings, Inc, a subsidiary of the Company, entered into a syndicate loan (Japanese Syndicate Loan) of ¥1.25 billion (approximately $8.8 million) with The Shoko Chukin Bank as the Agent, payable in installments through August 2029, with interest at a rate equal to 3-month TIBOR plus a fixed spread of 0.70% per annum. In connection with the execution of the Japanese Syndicate Loan, the Company incurred arrangement fees of ¥25.0 million (approximately $0.2 million).
The Japanese Syndicate Loan agreement contains customary affirmative and negative covenants, such as financial reporting requirements and customary covenants that restrict the borrower’s ability to, among other things, provide collateral for obligations borne by the borrower, and financial covenants. As of September 28, 2024, the Company was in compliance with all covenants under the Japanese Syndicate Loan agreement.
Japanese Capex Loan
On September 30, 2024, D&M Holdings, Inc. a subsidiary of the Company, entered into an equipment loan (Japanese Capex Loan) of ¥230.0 million (approximately $1.6 million) with Mizuho Bank, Ltd. the Lender, payable in installments through October 2031, with a fixed interest rate of 1.095% per annum.
The Japanese Capex Loan agreement contains customary affirmative and negative covenants, such as financial reporting requirements and customary covenants that restrict the borrower’s ability to, among other things, provide collateral for obligations borne by the borrower, and financial covenants.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of September 28, 2024, the aggregate maturities of principal on all debt for each of the next five years and thereafter are as follows:

Fiscal year	Amount (in millions)
2024 (balance of year)	$25.7
2025	18.4
2026	18.4
2027	703.2
2028	3.0
Thereafter	3.9
Total	$772.6
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	September 28, 2024	December 30, 2023
Lessee non-current lease liabilities	$65.8	$45.8
Unrecognized tax benefits	31.2	24.4
Deferred revenue, non-current	26.9	26.4
Projected benefit obligation	9.5	9.5
Income tax payable, non-current	—	7.1
Indirect tax payable, non-current	—	8.4
Other	9.1	7.9
Total other non-current liabilities	$142.5	$129.5
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
17. Derivative Instruments and Hedging Activities
Derivative Instruments - Cash Flow Hedges
The Company’s cash flow hedges are designed to mitigate the risk of exposure to variability in expected future cash flows of recognized assets, liabilities or any unrecognized forecasted transactions. Since July 2022, the Company has entered into various interest rate swaps that are designated as cash flow hedges on a substantial portion of the Company’s outstanding debt. The interest rate swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt to an average fixed interest rate of 3.28%. These contracts, carried at fair value, have maturities of approximately three years. All hedging relationships were highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged. The Company used a regression analysis at hedge inception to assess the effectiveness of cash flow hedge and periodically thereafter.
The Company records gains and losses from the changes in the fair value of these instruments as a component of other comprehensive income (loss). Deferred gains or losses from these designated cash flow hedges are reclassified into earnings in the period that the hedged items affect earnings. The Company does not offset fair value amounts recognized for derivative instruments in its condensed consolidated balance sheets for presentation purposes. The following table summarizes the fair value of the hedging instruments, presented on a gross basis, as of September 28, 2024 and December 30, 2023.

		Condensed Consolidated Balance Sheets
(in millions)	Balance sheet classification	September 28, 2024	December 30, 2023
Interest rate contracts, inclusive of accrued interest	Other non-current assets	$4.7	$11.6
Interest rate contracts, inclusive of accrued interest	Other non-current liabilities	(4.9)	(3.6)
Total		$(0.2)	$8.0
The following table summarizes the gains (losses) reclassified from accumulated other comprehensive income (loss) to the condensed consolidated financial statements for the three months and nine months ended September 28, 2024 and September 30, 2023.

Cash flow hedges		Condensed Consolidated Statement of Operations
		Three Months Ended		Nine Months Ended
(in millions)	Location of gain	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest rate contracts	Non-operating gain	$3.8	$4.1	$12.2	$10.9
Total		$3.8	$4.1	$12.2	$10.9
The following tables summarize the changes in accumulated other comprehensive income (loss) related to the hedging instruments for the three months and nine months ended September 28, 2024 and September 30, 2023.

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Beginning balance	$13.5	$21.1	$7.8	$19.3
Amount recognized in other comprehensive (loss) income	(11.1)	4.5	3.0	13.1
Amount reclassified into earnings	(3.8)	(4.1)	(12.2)	(10.9)
Ending balance	$(1.4)	$21.5	$(1.4)	$21.5

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
For the three months ended September 28, 2024, the unrealized loss, net of tax was $11.3 million. For the three months ended September 30, 2023, the unrealized gain, net of tax was $0.4 million.
For the nine months ended September 28, 2024, the unrealized loss, net of tax was $7.0 million. For the nine months ended September 30, 2023, the unrealized gain, net of tax was $1.7 million.
The Company expects to reclassify a net amount of gains of $2.5 million from accumulated other comprehensive (loss) income to non-operating (loss) income within the next 12 months.
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
The results of operations of Sound United subsequent to the acquisition date and the acquired assets and assumed liabilities, including the allocation of goodwill and intangible assets, are included in the non-healthcare segment. For the three months ended September 28, 2024 and September 30, 2023, the Company recorded revenue of $161.4 million and $171.5 million, respectively, and a net loss of $12.9 million and $17.8 million from Sound United, respectively. For the nine months ended September 28, 2024 and September 30, 2023, the Company recorded revenue of $465.6 million and $562.1 million, respectively, and a net loss of $31.3 million and $21.2 million from Sound United, respectively.
Acquisition Costs
The Company recognized no transaction costs related to the Sound United acquisition for each of the three and nine months ended September 28, 2024 and September 30, 2023.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
Stock Repurchase Program
In June 2022, the Board approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. No shares were repurchased pursuant to the 2022 Repurchase Program during the nine months ended September 28, 2024. As of September 28, 2024, 5.0 million shares remained available for repurchase pursuant to the 2022 Repurchase Program.
20. Stock-Based Compensation
Total stock-based compensation expense (benefit) for the three months ended September 28, 2024 and September 30, 2023 was $6.5 million and $(1.1) million, respectively. Total stock-based compensation expense (benefit) for the nine months ended September 28, 2024 and September 30, 2023 was $29.6 million and $(2.4) million, respectively. The stock-based compensation expense amounts for each of the three and nine months ended September 28, 2024 and September 30, 2023 reflect adjustments for the expected life-to-date achievement of certain PSUs. The Company reassesses the expected achievement of such PSU awards based upon the achievement of certain pre-established multi-year performance criteria approved by the Board at the date of grant.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of September 28, 2024, an aggregate of 9.3 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.1 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Nine Months Ended September 28, 2024
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	2.8	$87.79
Granted	0.1	126.49
Canceled	(0.1)	165.65
Exercised	(0.6)	35.44
Options outstanding, end of period	2.2	$102.68
Options exercisable, end of period	1.9	$92.27
Total stock option expense for the three months ended September 28, 2024 and September 30, 2023 was zero and $2.2 million, respectively. Total stock option expense for the nine months ended September 28, 2024 and September 30, 2023 was $4.0 million and $6.8 million, respectively. As of September 28, 2024, the Company had $7.6 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 2.7 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Nine Months Ended September 28, 2024
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	3.5	$105.87
Granted	0.2	125.41
Expired	(0.1)	147.46
Vested	(0.1)	178.05
RSUs outstanding, end of period	3.5	$104.20
Total RSU expense for the three months ended September 28, 2024 and September 30, 2023 was $8.1 million and $5.0 million, respectively. Total RSU expense for the nine months ended September 28, 2024 and September 30, 2023 was $23.6 million and $14.4 million, respectively. As of September 28, 2024, the Company had $88.1 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.2 years.
As previously mentioned in Note 2, “Summary of Significant Accounting Policies” under the heading “Net Income Per Share”, 2.7 million shares related to certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain events. As of September 28, 2024, such events were deemed to have not occurred. See Note 24, “Commitments and Contingencies” for additional details.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Nine Months Ended September 28, 2024
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period	0.3	$190.04
Granted(1)	0.2	164.19
Expired	(0.1)	228.22
Vested	—	250.73
PSUs outstanding, end of period	0.4	$171.59
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
During the nine months ended September 28, 2024, the Company awarded 155,156 PSUs that will vest three years from the award date, based on the achievement of certain pre-established multi-year performance criteria approved by the Board. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes is recorded in the period in which the changes occur. If earned, the PSUs granted will vest upon achievement of the performance criteria, which include a relative total shareholder return (TSR) component, in the year following the evaluation and confirmation of the performance achievement criteria. The Company’s TSR is based on the Company’s common stock percentile ranking relative to the constituents of the Nasdaq Composite Index for the performance period beginning on January 1, 2024 and ending on December 31, 2026. The number of shares that may be earned can range from 0% to 200% of the target amount. The fair value of market-based RSUs is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of performance-based PSUs is determined using the closing price of the Company’s common stock on the grant date. Based on management’s estimate of the number of units expected to vest, total PSU (benefit) for the three months ended September 28, 2024 and September 30, 2023 was $(1.6) million and $(8.3) million, respectively. Total PSU expense (benefit) for the nine months ended September 28, 2024 and September 30, 2023 was $2.0 million and $(23.6) million, respectively. The PSU expense amounts for the three months ended September 28, 2024 relate to adjustments for the expected life-to-date performance of the PSU. As of September 28, 2024, the Company had $14.9 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.4 years.
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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024(1)	September 30, 2023(1)	September 28, 2024	September 30, 2023
Risk-free interest rate	—%	—%	4.2%	4.2%
Expected term (in years)	—	—	5.9	5.9
Estimated volatility	—%	—%	42.6%	36.7%
Expected dividends	—%	—%	—%	—%
Weighted-average fair value of options granted	$—	$—	$59.60	$75.08
______________
(1)     No options were granted during the three months ended September 28, 2024 and September 30, 2023.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of September 28, 2024 was $52.2 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of September 28, 2024 was $51.9 million.

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
The MRSP matches 100% of a participant’s salary deferral, up to 3% of each participant’s compensation for the pay period, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $1.1 million to the MRSP for each of the three months ended September 28, 2024 and September 30, 2023, all in the form of matching contributions. The Company contributed $3.6 million and $3.8 million to the MRSP for the nine months ended September 28, 2024 and September 30, 2023, respectively, all in the form of matching contributions.
In addition, some of the Company’s international subsidiaries also have defined contribution plans to which both the employee and employers are eligible to make contributions. The Company contributed $1.5 million and $1.3 million to these plans for the three months ended September 28, 2024 and September 30, 2023, respectively. The Company contributed $4.4 million and $4.1 million to these plans for the nine months ended September 28, 2024 and September 30, 2023, respectively.
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
The Company’s net periodic defined benefit costs for each of the three and nine months ended September 28, 2024, and September 30, 2023 were immaterial.
22. Non-operating Loss
Non-operating loss consists of the following:

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Realized and unrealized foreign currency (losses) gains	$(9.3)	$0.9	$(6.1)	$6.8
Interest income	1.3	0.7	3.7	2.2
Interest expense	(10.5)	(12.8)	(33.6)	(36.5)
Total non-operating loss	$(18.5)	$(11.2)	$(36.0)	$(27.5)

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
23. Income Taxes
The Company has provided for income taxes in fiscal year 2024 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended September 28, 2024 and September 30, 2023, the Company recorded discrete tax benefits of approximately $1.6 million and $0.2 million, respectively, related to excess tax benefits realized from stock-based compensation. For the nine months ended September 28, 2024 and September 30, 2023, the Company recorded discrete tax benefits of approximately $4.9 million and $3.1 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of September 28, 2024, the liability for income taxes associated with uncertain tax positions was approximately $39.3 million. If fully recognized, approximately $36.6 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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
24. Commitments and Contingencies
Employment and Severance Agreements
On October 24, 2024, following a review by outside counsel, the Board adopted resolutions to terminate the employment of Mr. Joe Kiani, the Company’s former Chairman and CEO, effective October 24, 2024.
The Company and Mr. Kiani entered into an employment agreement on November 4, 2015 (as thereafter amended and waived, the Amended Employment Agreement). Pursuant to the terms of the Amended Employment Agreement, upon a “Qualifying Termination” (as defined in the Amended Employment Agreement), Mr. Kiani would be entitled to receive (i) a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, (ii) immediate vesting of Mr. Kiani’s stock options and equity awards, (iii) 2.7 million restricted share units (RSUs), and (iv) a cash payment of $35 million (the Cash Payment and, together with the RSUs, the Special Payment). As set forth in the Amended Employment Agreement, a Qualifying Termination includes a termination by Mr. Kiani for “Good Reason” (as defined in the Amended Employment Agreement), which includes, among other things, (i) any diminution of Mr. Kiani’s responsibilities, duties and authority as set forth in Section 2 of the Amended Employment Agreement, (ii) Mr. Kiani ceasing to serve as the Company’s CEO and Chairman (the Chairman Provision), and (iii) a “Change-in-Control” (as defined in the Amended Employment Agreement).

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
In the event of a “Change-in-Control” prior to a Qualifying Termination, on each of the first and second anniversaries of the Change-in-Control, 50% of the Cash Payment and 50% of the RSUs will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested RSUs shall vest and be paid in full. Additionally, in the event of a Change-in-Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards would vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change-in- Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date.
On January 14, 2022, the Company entered into the Second Amendment to the Amended Employment Agreement (Second Amendment) with Mr. Kiani. The Second Amendment provides that the RSUs granted to Mr. Kiani pursuant to the Amended Employment Agreement will vest in full upon the termination of Mr. Kiani’s employment with the Company pursuant to Mr. Kiani’s death or disability.
On February 8, 2023, Mr. Kiani agreed that the valid election to the Company’s Board at the Company’s 2023 annual meeting of stockholders of any two individuals nominated by the Company’s stockholders in lieu of two of the Company’s then-current Board members would not be deemed to constitute a Change in Control for purposes of Section 9(iii) of the Amended Employment Agreement.
On March 22, 2023, in connection with the Board’s unanimous selection of H Michael Cohen as Lead Independent Director, Mr. Kiani voluntarily irrevocably and permanently waived his right to treat the appointment of any lead independent director as “Good Reason” to terminate his employment under the Amended Employment Agreement, and his right to receive contractual separation payments on this basis.
On June 5, 2023, Mr. Kiani, pursuant to a Limited Waiver (Waiver), unconditionally, irrevocably and permanently waived his right, pursuant to the Amended Employment Agreement, to assert that a “Change in Control” has occurred pursuant to Section 9(iii) of the Amended Employment Agreement unless the individuals who constituted the Board at the beginning of the twelve (12) month period immediately preceding such change, as defined in Section 9(iii) of the Amended Employment Agreement, cease for any reason to constitute one-half or more of the directors then in office. In addition, Mr. Kiani agreed that, for purposes of determining whether such a “Change in Control” has occurred, any individual elected to the Board at the Company’s 2023 annual meeting of stockholders will be treated as a member of the Board at the beginning of the twelve (12) month period.
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
On September 19, 2024, at the Company’s 2024 annual meeting of stockholders, the Company’s stockholders voted to not reelect Mr. Kiani to the Board. Additionally, on September 19, 2024, after the Company’s 2024 annual meeting of stockholders, Mr. Kiani delivered a notification to the Board stating his decision to resign from his position of CEO of the Company and filed a claim in California Superior Court relating to his Amended Employment Agreement, seeking, among other things, declaratory relief that he had validly terminated his employment for “Good Reason” (as defined in the Amended Employment Agreement), and that he was entitled to certain benefits provided in the Amended Employment Agreement upon a termination for “Good Reason”.
On October 24, 2024, following a review by outside counsel, the Board adopted resolutions to terminate the employment of Mr. Kiani, effective October 24, 2024. The termination was not a Qualifying Termination (as defined in the Amended Employment Agreement). Consequently, the Company believes Mr. Kiani is not entitled to receive the Special Payment under the Amended Employment Agreement.
Also on October 24, 2024, the Company filed claims against Mr. Kiani in the Court of Chancery of the State of Delaware (the Chancery Court Litigation), seeking judicial declarations that numerous provisions in Mr. Kiani’s Amended Employment Agreement, including the Special Payment, are invalid, unenforceable, and amount to a waste of corporate assets and, therefore, that Mr. Kiani is not entitled to receive the Special Payment. The Company’s complaint alleges that the Company’s directors at the time of the initial adoption of Mr. Kiani’s Amended Employment Agreement and at the adoption of subsequent

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
amendments abdicated their fiduciary duties as a matter of Delaware law by approving the Amended Employment Agreement, which contained provisions intended to entrench Mr. Kiani’s control of the Company indefinitely.
As of September 28, 2024, the Company had severance plan participation agreements with six executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008.
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
Willow Cross-Licensing Agreement Provisions
The Company’s Cross-Licensing Agreement with Willow contains annual minimum aggregate royalty obligations for the Company’s use of the rainbow® licensed technology, which is a perpetual global license. Prior to a change in control, which is defined in the Willow Cross-Licensing Agreement to include, among other things, Mr. Kiani ceasing to serve as CEO of either the Company or Willow, the Company’s annual minimum royalty obligation is $5.0 million. Upon a change in control of the Company or Willow: (i) all rights to the “Masimo” trademark will be assigned to Willow if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark; (ii) the option to license technology developed by Willow for use in blood glucose monitoring will be deemed automatically exercised and a $2.5 million license fee for this technology will become immediately payable to Willow; and (iii) the minimum aggregate annual royalties payable to Willow for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and/or glucose measurements will increase to $15.0 million per year until the exclusivity period of the agreement ends, plus up to $2.0 million for each additional rainbow® parameter (with no maximum ceiling for non-vital sign measurements). Any payment due annually to Willow resulting from a change in control of the Company is less than what the Company paid to Willow for licensing rights in 2022 or 2023. As of September 28, 2024, a change in control for purposes of the Willow Cross-Licensing Agreement had not occurred, and as such no accrual was made.
On October 24, 2024, a change in control as defined in the Willow Cross-Licensing Agreement occurred when Mr. Kiani’s employment as the Company’s CEO was terminated, resulting in a payment of $2.5 million for the licensing of Willow blood glucose monitoring technology, which was recorded to intangible assets on the Company’s balance sheet. A change in control does not otherwise impact the scope or duration of the license rights. No additional accruals or payments were made in connection with the change in control under the Willow Cross-Licensing Agreement.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $274.0 million of purchase commitments as of September 28, 2024 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
In addition, the Company has certain purchase commitments related to its purchase of a property in Vancouver, British Columbia. See Note 8, “Property and Equipment, net”, for further details.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of September 28, 2024, the Company had approximately $3.9 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of September 28, 2024, the Company had not incurred any significant costs related to contractual indemnification of its customers.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
In connection with the potential separation of the Company’s consumer businesses, the Company entered into contingent or discretionary fee agreements with various service providers, advisors and consultants. The Company is unable to reasonably estimate the contingent fees due under these agreements at this time. Amounts due will be recognized when probable and reasonably estimable.
Endorsement Agreements
The Company entered into two endorsement agreements, effective on February 1, 2024 and April 12, 2024, respectively, with terms ranging from 18 months to 36 months, for an approximate total commitment of $11.5 million, plus applicable taxes. One of these agreements also contains certain royalty payment provisions based on sales of particular products, with a minimum guaranteed royalty payment of $0.5 million. As of September 28, 2024, the outstanding amount of the obligations under these endorsement agreements was an aggregate of $7.8 million.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of September 28, 2024, the Company had $158.5 million of bank balances, of which $8.3 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its healthcare products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential healthcare customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended September 28, 2024 and September 30, 2023, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 57.3% and 50.5% of healthcare revenue, respectively. During the nine months ended September 28, 2024 and September 30, 2023, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 57.9% and 52.9% of healthcare revenue, respectively.
For the three months ended September 28, 2024 and September 30, 2023, the Company had sales through one just-in-time healthcare distributor that represented 16.2% and 10.7% of consolidated revenue, respectively.
For the nine months ended September 28, 2024 and September 30, 2023, the Company had sales through one just-in-time healthcare distributor that represented 13.9% and 10.4% of consolidated revenue, respectively.
For each of the three and nine months ended September 28, 2024 and September 30, 2023, there were no revenue concentrations for the Company’s non-healthcare business.
As of September 28, 2024 and December 30, 2023, there were no customer concentrations risks associated with the Company’s healthcare business.
As of September 28, 2024 and December 30, 2023, there were no customer concentration risks associated with the Company’s non-healthcare business.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Litigation
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the United States District Court for the Central District of California for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Apple filed petitions for Inter Partes review (IPR) of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO instituted IPR of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the IPR proceedings. In the IPR proceedings, one or more of the challenged claims of three of the asserted patents were found valid. The challenged claims of nine of the asserted patents were found invalid. On appeal, the U.S. Court of Appeals for the Federal Circuit affirmed all the IPR decisions except it reversed a finding of invalidity for certain dependent claims of one Masimo patent. From April 4, 2023 through May 1, 2023, the District Court held a jury trial on the trade secret, ownership, and inventorship claims. The District Court granted Apple’s motion for judgment as a matter of law on certain trade secrets and denied the remainder of Apple’s motion. On May 1, 2023, the District Court declared a mistrial because the jury was unable to reach a unanimous verdict. The District Court scheduled a retrial on the trade secret, ownership, and inventorship claims to begin November 5, 2024. The stay of the patent infringement claims has been lifted and those claims will be tried at a later date.
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
On October 20, 2022, Apple filed two complaints against the Company in the U.S. District Court for the District of Delaware alleging that the Masimo W1™ watch infringes six utility and four design patents. Apple is seeking damages and injunctive relief. On December 12, 2022, the Company counterclaimed for monopolization, attempted monopolization, false advertising (and related causes of action) and infringement of ten patents. The Company is seeking damages and injunctive relief. On May 5, 2023, the Court ordered that the two cases be coordinated through the pre-trial stage. The Court held a case management conference in March 2024. On October 7, 2024, the Court granted summary judgment on the Company’s inequitable conduct defense and counterclaim. The Court held a jury trial in October 2024 on Apple’s patent claims. The jury found that the Company’s current product offerings do not infringe any Apple patents. The jury found a discontinued version of the Masimo W1™ watch infringed one design patent and a discontinued version of the Masimo W1™ watch charger infringed a second design patent. The jury awarded a total of $250. The Company’s patent and antitrust counterclaims will be tried at a later date. The Company intends to vigorously pursue all of its claims against Apple and believes the Company has good and substantial defenses to Apple’s claims, but there is no guarantee that the Company will be successful in these efforts.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
On August 22, 2023, a putative class action complaint was filed by Sergio Vazquez against the Company and members of its management alleging violations of the federal securities laws (Securities Class Action). On November 14, 2023, the court appointed Boston Retirement System, Central Pennsylvania Teamsters Pension Fund-Defined Benefit Plan, and Central Pennsylvania Teamsters Pension Fund-Retirement Income Plan 1987 as lead plaintiffs. The lead plaintiffs filed an amended complaint on February 12, 2024. The amended complaint alleges that the Company and members of its management, from May 4, 2022 through August 8, 2023, disseminated materially false and misleading statements and/or concealed material adverse facts relating to the performance of its healthcare business and the success of the Company’s legacy Sound United business. The Company moved to dismiss the amended complaint on April 29, 2024 and briefing on the motion concluded on July 26, 2024. The motion is currently pending. The Company believes it has good and substantial defenses to the claims in the amended complaint, but there is no guarantee that the Company will be successful in these efforts.
On May 1, 2024, a purported stockholder, Linda McClellan, filed a derivative action in the U.S. District Court for the Southern District of California against certain of the Company’s current and former executives and directors, and the Company as nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties owed to the Company by allowing or permitting false or misleading statements to be disseminated regarding the performance of the Company’s healthcare business and the success of the Company’s legacy Sound United business. The complaint also asserts causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 (15 U.S.C.§ 78j(b)) and Rule 10b-5 promulgated thereunder, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. On May 16, 2024, purported stockholder Dianne Himmelberger filed a similar derivative action in the U.S. District Court for the Southern District of California (collectively, Derivative Actions). On July 22, 2024, the Court consolidated the Derivative Actions and stayed them until the motion to dismiss the Securities Class Action has been (i) denied in whole or in part, and no amended complaint is subsequently filed; or (ii) granted with prejudice, and any appeals pertaining to the motion to dismiss have concluded, or the time for seeking appellate review has passed with no further action from the Securities Class Action parties.
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
With respect to each of the subpoenas and the investigative demand described above, the Company is cooperating with the government and may expend significant financial and managerial resources in connection with responding to the subpoenas and investigative demand and any related investigation or any other future requests for information. In addition, requests and investigations of this nature may lead to the assertion of claims or the commencement of legal proceedings against the Company, which in turn may lead to material fines, penalties or other liabilities.
On July 15, 2024, the Company commenced litigation against Politan, including Mr. Koffey and Ms. Brennan, members of the Board, in the U.S. District Court for the Central District of California seeking, among other things, an order declaring that Politan’s proxy materials for the Company’s 2024 annual meeting of stockholders violate Section 14(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), an order enjoining Politan from voting any proxies received by means of Politan’s misleading proxy material, an order invalidating any proxies Politan or other persons acting in concert with it obtained pursuant to the misleading proxy material and an injunction requiring Politan to correct material misstatements and omissions in Politan’s proxy materials for the Company’s 2024 annual meeting of stockholders. On July 19, 2024, the Company filed a request for expedited discovery, which the District Court granted, and a motion for preliminary injunction. On August 26, 2024, the Company filed an amended complaint adding a claim that Politan had violated Section 13(d) of the Exchange Act for its disclosures related to its investment in the Company. The District Court denied the Company’s motion for a preliminary injunction after a hearing on September 9, 2024.
On July 17, 2024, Politan commenced litigation against the Company, Mr. Kiani, Mr. Reynolds and Mr. Chapek, members of the Board, in the Court of Chancery of the State of Delaware alleging that Mr. Kiani, Mr. Reynolds and Mr. Chapek breached their fiduciary duties to the Company by moving the date of the Company’s 2024 annual meeting of stockholders from July 25,

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
2024 to September 19, 2024, and seeking, among other things, to have the Company set the record date and hold the Company’s 2024 annual meeting of stockholders as soon as possible, without further adjournment or postponement (Politan Chancery Litigation). On July 19, 2024, the Court of Chancery denied Politan’s request to reschedule the Company’s 2024 annual meeting of stockholders to an earlier date. On October 25, 2024, Politan voluntarily dismissed the Politan Chancery Litigation without prejudice.
On September 19, 2024, at the Company’s 2024 annual meeting of stockholders, the Company’s stockholders voted not to reelect Mr. Kiani to the Board. On September 19, 2024, after the conclusion of the Company’s 2024 annual meeting of stockholders, Mr. Kiani delivered a notification to the Board stating his decision to resign from his position of CEO of the Company (the September 19 Notice). On September 23, 2024, Mr. Kiani delivered a notification to the Board further describing his decision to resign (the September 23 Notice), and, on September 25, 2024, Mr. Kiani delivered an amended notification to the Board stating his decision to resign (the September 25 Notice, and, together with the September 19 Notice and the September 23 Notice, the Notice).
The Notice further states that Mr. Kiani’s resignation is for “Good Reason” (as such term is defined in Mr. Kiani’s Amended Employment Agreement) and that the basis for his resignation for Good Reason is the diminution of his “responsibilities, duties and authority as the Chairman of the Board and CEO” as defined in Sections 2 and 7.4 of his Amended Employment Agreement.
Additionally, on September 19, 2024, Mr. Kiani filed a claim in California Superior Court relating to his Amended Employment Agreement seeking, among other things, a declaratory relief that he had validly terminated his employment for “Good Reason”, and that he was entitled to certain benefits provided in the Amended Employment Agreement upon a termination for Good Reason, including the Special Payment.
The Company is evaluating the claim, and believes it has good and substantial defenses to the claim, but there is no guarantee that the Company will be successful in these efforts.
Also on October 24, 2024, the Company filed Chancery Court Litigation against Mr. Kiani, seeking judicial declarations that numerous provisions in Mr. Kiani’s Amended Employment Agreement, including the Special Payment, are invalid, unenforceable, and amount to a waste of corporate assets and, therefore, that Mr. Kiani is not entitled to receive the Special Payment. The Company’s complaint in the Chancery Court Litigation alleges that Masimo’s directors at the time of the initial adoption of the Employment Agreement and subsequent amendments abdicated their fiduciary duties as a matter of Delaware law by approving the Amended Employment Agreement, which contained provisions intended to entrench Mr. Kiani in control of the Company indefinitely.
Also, on October 24, 2024, following a review by outside counsel, the Board adopted resolutions to terminate Mr. Kiani’s employment, effective October 24, 2024. The termination was not a Qualifying Termination (as defined in the Amended Employment Agreement). Consequently, the Company believes Mr. Kiani is not entitled to receive the Special Payment under the Amended Employment Agreement.
On October 25, 2024, the Company commenced litigation in the United States District Court for the Southern District of New York against Mr. Kiani, Roderick Wong, Naveen Yalamanchi, RTW Investments, LP, RTW Investments GP, LLC, RTW Master Fund, Ltd., RTW Offshore Fund One, Ltd., RTW Onshore Fund One, LP, RTW Innovation Master Fund, Ltd., RTW Innovation Offshore Fund, Ltd., RTW Innovation Onshore Fund, LP, and RTW Fund Group GP, LLC, seeking disgorgement of short-swing profits pursuant to Section 16(b) of the Exchange Act. The Company alleges that the defendants formed a stockholder group under Section 13(d) of the Exchange Act holding 10% or more of the Company’s common stock and engaged in short-swing trading between May and September 2024 as a part of an empty voting scheme to manipulate the vote in Mr. Kiani’s favor for the Company’s 2024 annual meeting of stockholders. Collectively the group of defendants formed held as much as 19% of the Company’s outstanding common stock. The Company alleges that RTW secretly increased its long position in the Company immediately in advance of each the two record dates used in the 2024 proxy contest to maximize its voting power in favor of Mr. Kiani while offsetting its economic exposure from this increased long position by engaging in short selling. RTW then reduced its long position and covered its short position after each of the two record dates. Thus for each of the two record dates, RTW artificially and temporarily inflated its voting power to benefit Mr. Kiani. RTW carried out this empty voting scheme in coordination with Mr. Kiani. The trading RTW used in this scheme constitutes short-swing trading under Section 16(b) and any profits from such trading must be disgorged to the Company.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the segment. The Company uses gross profit, as presented in the Company’s financial reports, as the primary measure of segment profitability. The Company uses the same accounting policies to generate segment results as the Company does for consolidated results. Segment information presented herein reflects the impact of these changes for all periods presented. For the three and nine months ended September 28, 2024, intercompany revenues between the Healthcare and Non-healthcare segments were $2.9 million and $4.0 million, respectively. For each of the three and nine months ended September 30, 2023, intercompany revenues between the Healthcare and Non-healthcare segments were $5.0 million. All inter-segment transactions and balances are eliminated in consolidation for all periods presented below.
Selected information by reportable segment is presented below for each of the three and nine months ended September 28, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues by segment:
Healthcare	$343.3	$307.8	$1,026.8	$935.6
Non-healthcare	161.3	171.1	466.9	563.6
Total revenue by segment	$504.6	$478.9	$1,493.7	$1,499.2
Gross profit:
Healthcare	$215.9	$185.6	$642.2	$569.4
Non-healthcare	55.8	55.8	154.3	192.2
Other(1)	(8.5)	(6.6)	(36.8)	(20.8)
Gross profit	$263.2	$234.8	$759.7	$740.8
____________________________
(1)     Management excludes certain corporate expenses from segment gross profit. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment gross profit because management evaluates the operating results of the segments excluding such items.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company’s depreciation and amortization by segment are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total depreciation and amortization by segment:
Healthcare	$10.3	$9.8	$30.9	$28.1
Non-healthcare	13.7	14.7	41.4	47.7
Total depreciation and amortization by segment	$24.0	$24.5	$72.2	$75.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; matters relating to future board and management leadership; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, which we filed with the SEC on February 28, 2024. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
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
Our measurement technologies are available on many types of devices, from bedside hospital monitors like the Root® Patient Monitoring and Connectivity Hub, to various handheld and portable devices, and to the tetherless Radius-PPG®, Radius-VSM® and Masimo SafetyNet™ remote patient surveillance solution. The Masimo Hospital Automation™ Platform facilitates data integration, connectivity, and interoperability through solutions like Patient SafetyNet™, Iris™, iSirona™, Replica® and UniView® to facilitate more efficient clinical workflows and to help clinicians provide the best possible care, both in-person and remotely. Leveraging our expertise in hospital-grade technologies, we have expanded our suite of products intended for use outside the hospital and products for home wellness, to include Masimo Sleep™, a sleep quality solution; the Masimo Radius Tº®, a wireless wearable continuous thermometer; Radius PCG®, a wireless tetherless capnograph; Masimo W1™ and upcoming Masimo Freedom™ biosensing health and smart watches in partnership with Qualcomm® and Google; Masimo Opioid Halo™, an opioid overdose prevention and alert system, and the Masimo Stork™ a baby monitoring system.

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
In August 2024, we announced FDA 510(k) clearance of the Masimo W1® Medical Watch for connectivity, allowing it to be integrated with the Masimo SafetyNet® comprehensive telemonitoring solution. Masimo W1® Medical received FDA clearance last year as the first medical watch to provide continuous oxygen saturation (SpO2) and pulse rate (PR) for over-the-counter and prescription use at home and in hospitals. The combination of Masimo W1® Medical and Masimo SafetyNet® allows accurate and reliable patient data, collected conveniently and comfortably via the wrist, to be made available on the Masimo SafetyNet® smartphone app and reviewed by remote caregivers, including by hospital clinicians on the web-based Masimo SafetyNet® clinician portal, anywhere and at any time.
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

In an effort to bolster our long-term financial position, during the first quarter of 2023, we initiated various cost reduction actions to better optimize our cost structure with near-term revenue to enhance our operating cash flow, and improve our profitability for both segments going forward. Our initial focus was on a reduction of variable costs, with specific attention to eliminating cost inefficiencies in our supply chain and reducing variable labor spend and overhead costs in our production facilities by shifting manufacturing of certain products to lower cost locations. Through the second and third quarters of 2023, we expanded these actions by streamlining operations, including the consolidation and rationalization of business activities and facilities, workforce reductions, suspension of incentive bonus compensation and annual salary adjustments, transfers of product lines between manufacturing facilities, and the transfer of other business activities between sites.
At the same time, we also revisited our revenue forecasts to reflect the current lower than expected U.S. hospital inpatient census, elevated sensor inventory levels at some customers due to discounting in prior quarters, and other factors that negatively affected revenues. Specifically, during fiscal year 2022 and into the early part of the second quarter of 2023, the Company sold products at a discount which led to elevated inventory levels at customers and delayed reordering for our single-patient use sensors and consumables and which, along with other factors, negatively impacted our business in the second quarter of 2023 and to a lesser extent in subsequent quarters.
Non-healthcare revenues for the second and third quarters of 2024 were within our guidance range and despite difficult conditions that are affecting discretionary consumer spending. In an effort to bolster headphone and earbud sales, we recently launched two new strategic endorsement partnerships for the Bowers & Wilkins™ and Denon™ brands that are expected to provide growth opportunities to the non-healthcare business. See Note 24, “Commitments and Contingencies” to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
On-Going Russian-Ukraine Conflict, Israel-Palestine-Iran War
We continue to monitor the uncertainty from conflicts and wars in Russia, the Ukraine, Israel and Iran, with respect to on-going business in such regions, and are continuing to support existing patient populations while remaining compliant with all applicable U.S. and EU sanctions and regulations, where applicable. While none of Russia, the Ukraine or Israel constitute a material portion of our business, a significant escalation or expansion of economic disruption or the current scope of the conflicts in either geographic region, including the Middle East, could have an impact on our business. In the interim, order acceptance for Russia has been halted. For the nine months ended September 28, 2024, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.
Executive Leadership and Board Transitions
At our 2024 annual meeting of stockholders held on September 19, 2024, our stockholders voted to elect William Jellison and Darlene Solomon to the Board, the voting results of which were certified by the independent inspector of election on September 24, 2024. On September 19, 2024, Joe Kiani delivered a notice to our Board stating his decision to resign from his position as our CEO. On September 24, 2024, our Board appointed director Michelle Brennan to serve as our interim CEO, effective September 24, 2024, and the Board retained Korn Ferry to assist with CEO succession planning.
On October 16, 2024, our Board increased the authorized number of directors on our Board to eight and, in connection with such increase, appointed Timothy J. Scannell and Wendy E. Lane as Class III directors of Masimo, effective October 16, 2024.
On October 24, 2024, following a review by outside counsel, the Board adopted resolutions to terminate Mr. Kiani’s employment, effective October 24, 2024.

Related Party Transactions
Willow Laboratories, Inc. (Willow), formerly known as Cercacor Laboratories, Inc., is an independent entity spun off from us to our stockholders in 1998. Our former Chairman and CEO, Mr. Kiani, is the Chairman and CEO of Willow. We are a party to a cross-licensing agreement with Willow, which was amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. See Note 3, “Related Party Transactions”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to Willow.
Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue.

	Three Months Ended (in million, except percentages)				Nine Months Ended (in million, except percentages)
	September 28, 2024	Percentage of Revenue	September 30, 2023	Percentage of Revenue	September 28, 2024	Percentage of Revenue	September 30, 2023	Percentage of Revenue
Revenue(1)	$504.6	100.0%	$478.9	100.0%	$1,493.7	100.0%	$1,499.2	100.0%
Cost of goods sold	241.4	47.8	244.1	51.0	734.0	49.1	758.4	50.6
Gross profit	263.2	52.2	234.8	49.0	759.7	50.9	740.8	49.4
Operating expenses:
Selling, general and administrative	184.8	36.6	156.1	32.6	522.2	35.0	504.1	33.6
Research and development	48.3	9.6	46.5	9.7	145.1	9.7	137.2	9.2
Impairment charge	—	—	7.0	1.5	—	—	7.0	0.5
Total operating expenses	233.1	46.2	209.6	43.8	667.3	44.7	648.3	43.3
Operating income	30.1	6.0	25.2	5.2	92.4	6.2	92.5	6.1
Non-operating loss	(18.5)	(3.7)	(11.2)	(2.3)	(36.0)	(2.4)	(27.5)	(1.8)
Income before provision for income taxes	11.6	2.3	14.0	2.9	56.4	3.8	65.0	4.3
Provision for income taxes	1.8	0.4	3.4	0.7	11.7	0.8	17.4	1.2
Net income	$9.8	1.9%	$10.6	2.2%	$44.7	3.0%	$47.6	3.1%
Comparison of the Three Months ended September 28, 2024 to the Three Months ended September 30, 2023
Revenue. Revenue increased $25.7 million, or 5.4%, to $504.6 million for the three months ended September 28, 2024 from $478.9 million for the three months ended September 30, 2023.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of consumer audio visual and sound related products. The following table details our revenues by segment for each of the three months ended September 28, 2024 and September 30, 2023:

	Three Months Ended (in millions, except percentage)
	September 28, 2024		September 30, 2023		Increase/ (Decrease)	Percentage Change
Healthcare	$343.3	68.0%	$307.8	64.3%	$35.5	11.5%
Non-healthcare	161.3	32.0	171.1	35.7	(9.8)	(5.7)
Revenue	$504.6	100.0%	$478.9	100.0%	$25.7	5.4%

Healthcare segment revenue for the three months ended September 28, 2024 increased $35.5 million, or 11.5%, compared to the three months ended September 30, 2023, due to increased sales of consumables and sensor parameters. However, revenues were unfavorably impacted by approximately $0.6 million of foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels increased $35.1 million, or 12.7%, to $310.7 million for the three months ended September 28, 2024 compared to $275.6 million for the three months ended September 30, 2023. Revenues from our OEM channel increased $0.4 million, or 1.2%, to $32.6 million for the three months ended September 28, 2024 as compared to $32.2 million for the three months ended September 30, 2023.
During the three months ended September 28, 2024, we shipped approximately 60,500 noninvasive technology boards and instruments.
For the three months ended September 28, 2024, non-healthcare revenue decreased $9.8 million, or 5.7%, compared to the three months ended September 30, 2023. Non-healthcare revenues were within our guidance range despite this business being affected by the weakening environment for luxury consumer purchases, as well as slowness in the housing market, which has affected installations and upgrades for our home audio components.
Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the three months ended September 28, 2024 and September 30, 2023 was as follows:

Gross Profit (in millions, except percentages)
Three Months Ended September 28, 2024	Percentage of Net Revenues	Three Months Ended September 30, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$263.2	52.2%	$234.8	49.0%	$28.4	12.1%
Cost of goods sold decreased $2.7 million for the three months ended September 28, 2024, compared to the three months ended September 30, 2023, primarily due to product mix. Gross profit increased to 52.2% for the three months ended September 28, 2024, compared to 49.0% for the three months ended September 30, 2023, primarily due to increased healthcare revenues with strong product mix margins, which were partially offset by certain manufacturing transition expenses.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising, marketing, promotion costs, licensing fees, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended September 28, 2024 and September 30, 2023 were as follows:

Selling, General and Administrative (in millions, except percentages)
Three Months Ended September 28, 2024	Percentage of Net Revenues	Three Months Ended September 30, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$184.8	36.6%	$156.1	32.6%	$28.7	18.4%
Selling, general and administrative expenses increased $28.7 million, or 18.4%, for the three months ended September 28, 2024, compared to the three months ended September 30, 2023. The increase was primarily attributable to higher legal and professional fees of approximately $26.8 million, the return of performance-based compensation to normal levels in 2024 and other employee-related costs of approximately $12.8 million, and higher amortization expense of approximately $1.5 million, which were partially offset by a stock-based compensation benefit of approximately $7.1 million, lower occupancy and other office expenses of approximately $4.7 million, lower transaction-related expenses of approximately $0.4 million and lower advertising and marketing-related costs of approximately $0.1 million.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended September 28, 2024 and September 30, 2023 were as follows:

Research and Development (in millions, except percentages)
Three Months Ended September 28, 2024	Percentage of Net Revenues	Three Months Ended September 30, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$48.3	9.6%	$46.5	9.7%	$1.8	3.9%
Research and development expenses increased $1.8 million, or 3.9%, for the three months ended September 28, 2024, compared to the three months ended September 30, 2023. The increase was primarily attributable to higher compensation and other employee-related costs of approximately $5.4 million, which were offset by lower engineering project costs of approximately $2.0 million, lower occupancy and other office expenses of approximately $1.3 million, lower professional fees of approximately $0.4 million and lower amortization expense of approximately $0.1 million.

Impairment Charge (in millions, except percentages)
Three Months Ended September 28, 2024	Percentage of Net Revenues	Three Months Ended September 30, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$—	—%	$7.0	—%	$(7.0)	(100.0)%
Impairment charge consists of charges or writedowns of the carrying value of goodwill or other intangibles that exceed their estimated fair value, or recoverability, as applicable. During the third quarter of 2023, we experienced continued declines in our stock price and certain worsening macro-economic market conditions, which contributed to a significant decline in our market capitalization. Based on these factors, we determined that there was a triggering event for the three months ended September 30, 2023, which required an interim impairment assessment. Accordingly, we performed an interim impairment test of goodwill and indefinite-lived intangibles, and a recoverability test for other long-lived assets with finite lives. This quantitative assessment indicated that the carrying value of certain trademarks in the non-healthcare reporting unit were impaired by approximately $7.0 million. No impairment of goodwill was identified, as the fair value of each reporting unit exceeded its carrying value as of September 30, 2023.
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
Non-operating loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the three months ended September 28, 2024 and September 30, 2023 was as follows:

Non-operating loss (in millions, except percentages)
Three Months Ended September 28, 2024	Percentage of Net Revenues	Three Months Ended September 30, 2023	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$(18.5)	(3.7)%	$(11.2)	(2.3)%	$(7.3)	65.2%
Non-operating loss was $18.5 million for the three months ended September 28, 2024, as compared to $11.2 million of non-operating loss for the three months ended September 30, 2023. This increase in the non-operating loss of approximately $7.3 million was primarily due to interest expense incurred under our various lines of credit and borrowing facilities of approximately $10.5 million and the net realized and unrealized foreign currency denominated transactions of approximately $9.3 million, offset by interest income on cash deposits of approximately $1.3 million.
Provision for Income Taxes. Our provision for income taxes for the three months ended September 28, 2024 and September 30, 2023 was as follows:

Provision for Income Taxes (in millions, except percentages)
Three Months Ended September 28, 2024	Percentage of Net Revenues	Three Months Ended September 30, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$1.8	0.4%	$3.4	0.7%	$(1.6)	(47.1)%
For the three months ended September 28, 2024, we recorded a provision for income taxes of approximately $1.8 million, or an effective tax provision rate of 15.5%, as compared to a provision for income taxes of approximately $3.4 million, or an effective tax provision rate of 24.3%, for the three months ended September 30, 2023. The decrease in our income tax rate for the three months ended September 28, 2024 resulted primarily from an increase in the amount of excess tax benefits realized from stock-based compensation of approximately $1.4 million compared to the three months ended September 30, 2023.
Comparison of the Nine Months ended September 28, 2024 to the Nine Months ended September 30, 2023
Revenue. Revenue decreased $5.5 million, or 0.4%, to $1,493.7 million for the nine months ended September 28, 2024 from $1,499.2 million for the nine months ended September 30, 2023.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of consumer audio visual and sound-related products. The following table details our revenues by segment for each of the nine months ended September 28, 2024 and September 30, 2023:

	Nine Months Ended (in millions, except percentages)
	September 28, 2024		September 30, 2023		Increase/ (Decrease)	Percentage Change
Healthcare	$1,026.8	68.7%	$935.6	62.4%	$91.2	9.7%
Non-healthcare	466.9	31.3	563.6	37.6	(96.7)	(17.2)
Revenue	$1,493.7	100.0%	$1,499.2	100.0%	$(5.5)	(0.4)%
Healthcare revenues for the nine months ended September 28, 2024 increased $91.2 million, or 9.7%, compared to the nine months ended September 30, 2023, due to increased sales of consumables and sensor parameters, and the effect of discounting practices in the comparable period, most notably in the second quarter of 2023. During fiscal year 2022 and into the early part of the second quarter of 2023, the Company sold products at a discount which led to elevated inventory levels at customers and delayed reordering for our single-patient use sensors and consumables and which, along with other factors, negatively impacted our business in the second quarter of 2023 and to a lesser extent in subsequent quarters.
For the nine months ended September 28, 2024, healthcare revenues were also unfavorably impacted by approximately $4.0 million of foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels increased $99.2 million, or 11.8%, to $937.3 million for the nine months ended September 28, 2024, compared to $838.1 million for the nine months ended September 30, 2023. Revenues from our OEM channel decreased $8.0 million, or 8.2%, to $89.5 million for the nine months ended September 28, 2024 as compared to $97.5 million for the nine months ended September 30, 2023.
During the nine months ended September 28, 2024, we shipped approximately 169,500 noninvasive technology boards and instruments.
The non-healthcare segment saw continued slowing for consumer audio products, which declined 17.2% for the nine months ended September 28, 2024, as a result of the difficult macroenvironment for consumer discretionary purchases, which also adversely affected the market for our luxury consumer products. In addition, we were impacted by unfavorable foreign exchange rate movements of approximately $3.9 million from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.

Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the nine months ended September 28, 2024 and September 30, 2023 was as follows:

Gross Profit (in millions, except percentages)
Nine Months Ended September 28, 2024	Percentage of Net Revenues	Nine Months Ended September 30, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$759.7	50.9%	$740.8	49.4%	$18.9	2.6%
Cost of goods sold decreased $24.4 million for the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023,primarily due to product mix on increased sales volumes. Gross profit increased to 50.9% for the nine months ended September 28, 2024 compared to 49.4% for the nine months ended September 30, 2023, primarily due to product mix between the segments, partially offset by various manufacturing expense inefficiencies, and the effect of discounting practices in the comparable period, most notably in the second quarter of 2023. During fiscal year 2022 and into the early part of the second quarter of 2023, the Company sold products at a discount which led to elevated inventory levels at customers and delayed reordering for our single-patient use sensors and consumables and which, along with other factors, negatively impacted our business in the second quarter of 2023 and to a lesser extent in subsequent quarters.
Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 28, 2024 and September 30, 2023 were as follows:

Selling, General and Administrative (in millions, except percentages)
Nine Months Ended September 28, 2024	Percentage of Net Revenues	Nine Months Ended September 30, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$522.2	35.0%	$504.1	33.6%	$18.1	3.6%
Selling, general and administrative expenses increased $18.1 million, or 3.6%, for the nine months ended September 28, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to the return of performance-based compensation to normal levels in 2024 and other employee-related costs of approximately $31.7 million, higher transaction-related costs of approximately $8.3 million, higher legal and professional fees of approximately $4.3 million and higher amortization expense of approximately $2.1 million, which were partially offset by insurance recoveries of approximately $10.0 million, lower occupancy and other office-related costs of approximately $9.1 million, a stock-based compensation benefit of approximately $7.1 million, and lower advertising and marketing-related costs of approximately $1.7 million.
Research and Development. Research and development expenses for the nine months ended September 28, 2024 and September 30, 2023 were as follows:

Research and Development (in millions, except percentages)
Nine Months Ended September 28, 2024	Percentage of Net Revenues	Nine Months Ended September 30, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$145.1	9.7%	$137.2	9.2%	$7.9	5.8%
Research and development expenses increased $7.9 million, or 5.8%, for the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023, primarily due to higher compensation and other employee-related costs of approximately $12.9 million, which were partially offset by lower engineering project costs of approximately $2.4 million, lower occupancy and other office expenses of approximately $1.4 million, lower legal and professional fees of approximately $1.0 million, and lower amortization expense of approximately $0.5 million.

Impairment Charge (in millions, except percentages)
Nine Months Ended September 28, 2024	Percentage of Net Revenues	Nine Months Ended September 30, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$—	—%	$7.0	0.5%	$(7.0)	(100.0)%
Impairment charge consists of charges or writedowns of the carrying value of goodwill or other intangibles that exceed their estimated fair value, or recoverability, as applicable. During the third quarter of 2023, we experienced continued declines in our stock price and certain worsening macro-economic market conditions, which contributed to a significant decline in our market capitalization. Based on these factors, we determined that there was a triggering event for the three months ended September 30, 2023, which required an interim impairment assessment. Accordingly, we performed an interim impairment test of goodwill and indefinite-lived intangibles, and a recoverability test for other long-lived assets with finite lives. This quantitative assessment indicated that the carrying value of certain trademarks in the non-healthcare reporting unit were impaired by approximately $7.0 million. No impairment of goodwill was identified, as the fair value of each reporting unit exceeded its carrying value as of September 30, 2023.
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
Non-operating loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the nine months ended September 28, 2024 and September 30, 2023 was as follows:

Non-operating Loss (in millions, except percentages)
Nine Months Ended September 28, 2024	Percentage of Net Revenues	Nine Months Ended September 30, 2023	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$(36.0)	(2.4)%	$(27.5)	(1.8)%	$(8.5)	30.9%
Non-operating loss was $36.0 million for the nine months ended September 28, 2024, compared to $27.5 million of non-operating loss for the nine months ended September 30, 2023. This net increase in the non-operating loss of approximately $8.5 million was primarily due to interest expense incurred under our various lines of credit and borrowing facilities of approximately $33.6 million and the net realized and unrealized foreign currency denominated transactions of approximately $6.1 million, offset by interest income on cash deposits of approximately $3.7 million.

Provision for Income Taxes. Our provision for income taxes for the nine months ended September 28, 2024 and September 30, 2023 was as follows:

Provision for Income Taxes (in millions, except percentages)
Nine Months Ended September 28, 2024	Percentage of Net Revenues	Nine Months Ended September 30, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$11.7	0.8%	$17.4	1.2%	$(5.7)	(32.8)%
For the nine months ended September 28, 2024, we recorded a provision for income taxes of approximately $11.7 million, or an effective tax rate of 20.7%, as compared to a provision for income taxes of approximately $17.4 million, or an effective tax rate of 26.8%, for the nine months ended September 30, 2023. The decrease in our income tax rate for the nine months ended September 28, 2024 resulted primarily from an increase in the amount of excess tax benefits realized from stock-based compensation of approximately $1.8 million compared to the nine months ended September 30, 2023 and changes in geographic composition of income, offset by certain non-deductible items.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our Credit Facility. As of September 28, 2024, we had approximately $642.3 million in working capital, of which approximately $158.5 million was in cash and cash equivalents. In addition to net working capital, as of September 28, 2024, we had approximately $245.7 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Facility.
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
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of September 28, 2024, we had cash totaling $60.9 million held outside of the U.S., of which approximately $31.3 million was accessible without additional tax cost and approximately $29.6 million was accessible at an incremental estimated tax cost of up to $0.2 million. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Our cash requirements depend on numerous factors, including, but not limited to, market acceptance of our technologies, our continued ability to commercialize new products and to create or improve our technologies and applications, expansion of our global footprint through acquisitions and/or strategic investments in technologies or technology companies, hedging and derivative activities, investments in property and equipment, the renewal of our Credit Facility, the impact of disruptions to the manufacturing industry supply chain for key components, inflation, repurchases of our stock under our authorized stock repurchase program, costs related to our domestic and international regulatory requirements and other long-term commitments and contingencies. For further information regarding our commitment and contingencies, see Note 24 to our accompanying condensed consolidated financial statements included in Part IV, Item 15(a) of this Quarterly Report on Form 10-Q.
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
Despite recent acquisitions and strategic investment expenditures, we anticipate that our existing cash and cash equivalents, amounts available under our Credit Facility, and cash provided by operations, taken together, provide adequate resources to fund on-going operating and capital expenditures, working capital requirements, and other operational funding needs for the next 12 months.

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
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 28, 2024
(in millions)	September 28, 2024	September 30, 2023
Net cash provided by (used in):
Operating activities	$145.9	$17.0
Investing activities	(34.7)	(55.9)
Financing activities	(119.1)	(20.8)
Effect of foreign currency exchange rates on cash	3.4	(17.6)
Decrease in cash, cash equivalents and restricted cash	$(4.5)	$(77.3)
Operating Activities. Cash provided by operating activities was approximately $145.9 million for the nine months ended September 28, 2024, generated primarily from net income from operations of $44.7 million. Non-cash activity included depreciation and amortization of approximately $72.2 million and stock-based compensation expense of approximately $29.6 million.
Other major changes in operating assets and liabilities include a decrease in other non-current liabilities, lease receivable, deferred revenue and other contract-related liabilities, and income taxes payable of approximately $9.0 million, $7.1 million, $3.0 million and $1.0 million, respectively, primarily due to the timing of payments; an increase in inventories, accounts payable, accrued liabilities, accrued compensation, other current assets, accounts receivable and deferred costs and other contract assets of approximately $40.1 million, $29.4 million, $24.6 million, $13.3 million, $12.3 million, $9.4 million and $2.3 million, respectively, primarily due to inventory build-up and the timing of payments.
For the nine months ended September 30, 2023, cash provided by operating activities was approximately $17.0 million, generated primarily from net income from operations of $47.6 million. Non-cash activity included depreciation and amortization of approximately $75.8 million, stock-based benefit of approximately $2.4 million and an impairment charge of $7.0 million. Other major changes in operating assets and liabilities include a decrease in accounts receivable, accrued compensation, accrued liabilities, income taxes payable and deferred costs and other contract assets of approximately $84.8 million, $32.8 million, $19.5 million, $7.1 million and $6.2 million, respectively, primarily due to the timing of payments and our cost reduction strategies; an increase in net, inventories, other non-current assets, other non-current liabilities and other current assets, of approximately $93.1 million, $42.0 million, $22.5 million, $14.6 million, respectively, primarily due to the timing of payments and inventory build-up.
Investing Activities. Cash used in investing activities for the nine months ended September 28, 2024 was approximately $34.7 million, consisting primarily of approximately $23.6 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees, approximately $24.5 million for purchases of property and equipment, and approximately $0.1 million of strategic investments, which were offset by proceeds from the sale of property and equipment of approximately $13.5 million.
For the nine months ended September 30, 2023, cash used in investing activities was approximately $55.9 million, consisting primarily of approximately $33.1 million for purchases of property and equipment, approximately $29.3 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees, and approximately $1.0 million of strategic investments, which were offset by approximately $7.5 million from escrow funds associated with a business combination.
Financing Activities. Cash used in financing activities for the nine months ended September 28, 2024 was approximately $119.1 million, consisting primarily of repayment on the line of credit of approximately $207.2 million, and withholding of shares for employee payroll taxes for vested equity awards of approximately $6.0 million, which were offset by proceeds from borrowings under the line of credit of approximately $72.7 million and the issuance of common stock related to employee equity awards of approximately $21.4 million.

For the nine months ended September 30, 2023, cash used in financing activities was approximately $20.8 million, consisting primarily of repayment on the line of credit of approximately $154.3 million, and withholding of shares for employee payroll taxes for vested equity awards of approximately $12.7 million, which were offset by proceeds from borrowings under the line of credit of approximately $139.5 million and the issuance of common stock related to employee equity awards of approximately $6.7 million.
Capital Resources and Prospective Capital Requirements
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, our Credit Facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures primarily related to investments in infrastructure growth. Possible additional uses of cash may include acquisitions of and/or strategic investments in technologies or technology companies, investments in property, repurchases of common stock under our authorized stock repurchase program and continued legal defense of our intellectual property. However, any repurchases of common stock will be subject to numerous factors, including the availability of our common stock, general market conditions, the trading price of our common stock, availability of capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for infrastructure expansion, any stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these strategic investment requirements and potential expenditures, we anticipate that our existing cash and cash equivalents, amounts available under our Credit Facility and cash provided by operations, taken together, provide adequate resources to fund on-going operating and capital expenditures, working capital requirements, and other operational funding needs for the next 12 months. We may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through debt financing, as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required. For additional information related to our Credit Facility, please see Note 15, “Debt”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
There have been no material changes to any of our critical accounting policies during the nine months ended September 28, 2024.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of September 28, 2024, the carrying value of our cash equivalents approximated fair value. We manage our risk associated with interest rates fluctuations related to interest expenses under our Credit Facility by engaging in hedging activities. Since July 2022, we entered into various interest rate swap contracts to hedge our exposure to changes in cash flows associated with our outstanding debt with variable interest rates. The interest rate swap contracts have maturities averaging five years or less. See Note 17, “Derivative Instruments and Hedging Activities”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments, interest income and credit facilities by approximately $0.1 million for each $10.0 million in interest-bearing investments and by $0.1 million for each additional $10.0 million of debt.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest expense by approximately less than $0.1 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the quarter ended September 28, 2024 and approximately $0.3 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the nine months ended September 28, 2024.
We sponsor multiple defined benefit pension plans covering certain international employees. The aggregate fair value of the plans’ investments was $25.6 million as of September 28, 2024. The plans’ assets may be subject to market risk, interest rate risk, and credit risk, which may affect the value of the plans’ assets and the funding of the plans.
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
We do not use derivatives or financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of September 28, 2024 would have resulted in an estimated reduction of $10.7 million in reported pre-tax income for the nine months ended September 28, 2024. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
Inflation Risk
Consumer demand and discretionary spending have been impacted by inflationary pressures over recent years. Based on recent announcements from the U.S. Federal Reserve Board (the Federal Reserve), the Federal Reserve believes that inflation has begun to ease, which was signaled by a reduction of federal borrowing rates. This reduction is expected to positively impact consumer spending in the near future. Changes in inflation, interest rates and consumer spending could materially impact our financial results, in particular, our consumer products and non-healthcare business segment.
If we are unable to determine the impact of inflation on our global business, our financial condition, our results of operations during the periods presented could be adversely impacted. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) regulations, rules and forms and that such information is accumulated and communicated to our management, including our interim CEO and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our interim CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our interim CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
During the three months ended September 28, 2024, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•*The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer or international tender, or any non-payment, non-performance or disagreement or dispute with any customer or distributor could reduce our net sales and harm our operating results.
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
•*We may experience conflicts of interest with Willow with respect to business opportunities and other matters.

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
•*Recent changes to our senior leadership and our Board could create uncertainties and adversely impact our business.
•Exclusive forum provisions in our bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
•*A dispute with our former Chairman and CEO Mr. Kiani with respect to his Amended Employment Agreement could be costly and adversely affect our business.

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
Since 1998, we have been a party to a cross-licensing agreement with Willow (as amended, the Cross-Licensing Agreement), under which we granted Willow:
•an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® technology owned by us, including all improvements to this technology, for the monitoring of non-vital signs parameters and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs parameters (alone or in combination with vital signs parameters) in any product market in which a product is intended to be used by a patient or pharmacist rather than by a professional medical caregiver, which we refer to as the “Willow Market”; and
•an option for a non-exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® technology owned by us for measurement of vital signs in the “Willow Market”.
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
*The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer or international tender, or any non-payment, non-performance or disagreement or dispute with any customer or distributor could reduce our net sales and harm our operating results.
Our healthcare business has a concentration of OEM, distributor and direct customers. For example, sales to one just-in-time distributor represented 10% or more of our consolidated revenue for the third quarter of 2024. There were no revenue concentrations for our non-healthcare business, which represented 10% or more of our consolidated revenue for the third quarter of 2024.
We cannot provide any assurances that we will retain our current customers, international tenders, groups of customers or distributors, that they will maintain their current or forecasted demand for our products, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers or through a distributor, we could experience a significant reduction in revenue or loss of market share, which would adversely impact our operating results.
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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements. We believe some of the new market entrants in the healthcare and monitoring space, including some of the world’s largest technology companies, and some consumer audio companies may be infringing our intellectual property, and we may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that certain individuals who previously held high level technical and clinical positions with us misappropriated our intellectual property for the benefit of themselves and other companies. For example, on January 9, 2020, we initiated litigation against Apple Inc. for infringement of a number of patents, for trade secret misappropriation and for ownership and correction of inventorship of a number of Apple Inc. patents that list one of our former employees as an inventor. For additional information on the current status of our litigation with Apple Inc., please see Note 24, “Commitments and Contingencies”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our on-going and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights. Furthermore, in January 2024, we entered into a one year alternative fee agreement (Fee Agreement) with respect to certain on-going legal fees and costs incurred by a vendor. The Fee Agreement imposes certain limits on a quarterly and annual basis for actual legal fees incurred by the vendor that are payable based on work performed related to litigation matters against Apple. If the vendor is successful in obtaining a favorable judgement for us on any claim or counterclaim after exhaustion or dismissal of any appeals, or upon settlement resulting in monetary consideration to us, the vendor will be paid a success fee equal to three times the amount of the excess of the annual legal fee limit within 60 days after entry of a judgement or the effective date of any settlement. Therefore, to the extent that we may be successful in our litigation against Apple, we could be required to make a payments to this vendor in excess of the actual amount of fees incurred in connection with our litigation against Apple.
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
We are subject to on-going post-market regulation by regulatory authorities and if we fail to comply with these regulatory requirements we could be subject to enforcement actions, penalties or other harm to our business.
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
All 50 U.S. states have data breach notification laws that, if violated, could result in penalties, fines and litigation. In addition, many states have implemented or are in the process of implementing related legislation, including state-specific biometric privacy laws that have resulted in individual and class-action lawsuits against businesses. The full impact of these laws on our business is yet to be determined, but it could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers. In addition, Colorado has enacted comprehensive legislation to regulate certain artificial intelligence systems that will subject businesses that develop and deploy these systems to increased compliance obligations, and a number of other states have proposed legislation to regulate the use of artificial intelligence.
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

Risks Related to Our Business and Operations
*We may experience conflicts of interest with Willow with respect to business opportunities and other matters.
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Willow, and we believe that a number of our stockholders, including certain of our directors, executive officers, including our former Chairman and CEO, Mr. Kiani, continue to own shares of Willow stock. Mr. Kiani is also the Chairman and CEO of Willow. For additional information with respect to our leadership, please see “Executive Leadership and Board Transitions” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Due to the interrelated nature of Willow with us, conflicts of interest may arise with respect to transactions involving business dealings between us and Willow, potential acquisitions of businesses or products, the development and ownership of technologies and products, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Willow. In addition, we and Willow may disagree regarding the interpretation of certain terms in the Cross-Licensing Agreement. We cannot guarantee that any conflict of interest will be resolved in our favor, or that, with respect to our transactions with Willow, we will negotiate terms that are as favorable to us as if such transactions were with another third-party.
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

Further, our ability to benefit from future acquisitions and/or external strategic investments, joint ventures or any other business separation depends on our ability to successfully conduct due diligence, negotiate acceptable terms, evaluate prospective opportunities and bring acquired technologies and/or products to market at acceptable margins and operating expense levels. On September 25, 2024, we announced that our Board remains committed to the previously announced review of alternatives for both the consumer audio and consumer healthcare businesses, and that our Board has engaged Centerview Partners and Morgan Stanley as financial advisors and Sullivan & Cromwell as a legal advisor. For more information regarding the risks associated with the potential separation of any of our consumer businesses, see the risk factor below with the heading “The potential separation of any of our consumer businesses is subject to various risks and uncertainties, and may not be completed on the terms currently contemplated, if at all, and, if completed, may not achieve the intended benefits.”
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
In connection with the Sound United acquisition, we have expanded our business and product strategy to additionally focus on non-healthcare consumer products to integrate with our successful medical technology businesses. Further, we may introduce certain changes to our existing healthcare products or introduce new and unproven products. Prior to the Sound United acquisition, we did not have significant experience with consumer hardware products, and Sound United does not have experience with healthcare products, which may adversely affect our ability to successfully develop and market these products and technologies and integrate them with our existing products and platforms. We expect this will be a complex, evolving, and long-term strategic initiative that will involve the development of new and emerging technologies, continued investment in medical technology and consumer products, and collaboration with other companies, developers, partners and other participants. However, our non-healthcare business may not develop in accordance with our vision and expectations, and market acceptance of features, products or services we build for our consumer businesses may be uncertain. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the consumer products business. Our new strategic efforts may also divert resources and management attention from other areas of our business. In addition, as our non-healthcare business continues to evolve, we may be subject to a variety of laws and regulations in the U.S. and international jurisdictions, which we were not previously affected by, including in the areas of privacy, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. In addition, the expansion of our non-healthcare business could be significantly impacted by our recently announced evaluation of the separation of our consumer businesses (see the risk factor below with the heading “The potential separation of any of our consumer businesses is subject to various risks and uncertainties, and may not be completed on the terms currently contemplated, if at all, and, if completed, may not achieve the intended benefits” for more information regarding the risks associated with the potential separation of our consumer businesses). As a result of these or other factors, our non-healthcare expansion and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.

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
During the third quarter of 2023, we experienced continued declines in our stock price and certain worsening macro-economic market conditions, including continued slowing in demand for consumer audio products, which contributed to a significant decline in our market capitalization. Based on these factors, we determined that there was a triggering event for the three months ended September 30, 2023, which required an interim impairment assessment. Accordingly, we performed an interim impairment test of goodwill and indefinite-lived intangibles, and a recoverability test for other long-lived assets with finite lives. This quantitative assessment indicated that the carrying value of certain trademarks in the non-healthcare reporting unit were impaired by approximately $7.0 million. No impairment of goodwill was identified, as the fair value of each reporting unit exceeded its carrying value as of September 30, 2023.
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
We anticipate that our existing cash and cash equivalents, amounts available under our Credit Facility, and cash provided by operations, taken together, provide adequate resources to fund on-going operating and capital expenditures, working capital requirements, and other operational funding needs for the next 12 months. However, we may require additional cash resources due to changed business conditions or other future developments. If our existing resources are insufficient to satisfy cash requirements, we may seek to obtain one or more additional credit facilities, sell equity or debt securities or pursue other forms of financing. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that could potentially restrict our operations. The sale of additional equity securities, or securities convertible into equity securities, could result in dilution to stockholders. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems and could increase our costs of borrowing.
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
*The potential separation of any of our consumer businesses is subject to various risks and uncertainties, and may not be completed on the terms currently contemplated, if at all, and, if completed, may not achieve the intended benefits.
On September 25, 2024, we announced that our Board remains committed to the previously announced review of alternatives for both the consumer audio and consumer healthcare businesses, and that our Board has engaged Centerview Partners and Morgan Stanley as financial advisors and Sullivan & Cromwell as a legal advisor.
Any proposed separation is expected to require significant time and attention from our senior management and employees. Completion of any proposed separation and its timing will be subject to a number of factors and conditions, including the finalization of the structure of any proposed separation, approval by our Board, and the satisfaction of any agreed or required conditions, among other things. There can be no assurances that we will be able to complete any proposed separation on a specified timeline or at all. These risks with respect to any proposed separation could negatively affect our business, financial condition and results of operations. The execution of the proposed separation has required and may continue to require significant time and attention from our senior management and employees, which could cause disruption in business processes and adversely affect our financial results and our results of operations, and our employees may be distracted due to uncertainty regarding the future state of our Company.
Risks Related to Our Stock
Concentration of ownership of our stock among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of September 28, 2024, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 18.4% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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
From time to time, we release earnings guidance or other financial guidance in our quarterly and annual earnings conference calls or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Our guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include broader macro-economic conditions and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long term. Additionally, forecasted financial and operating results may differ materially from actual results, which may materially adversely affect our financial condition and stock price. For example, if certain of our assumptions or estimates prove to be wrong, including any of the economic trends and developments affecting our business discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q, this could cause us to miss our earnings guidance or negatively impact the results we report, either of which could negatively impact our stock price and expose us to potential stockholder litigation.
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
In addition, our certificate of incorporation previously provided for a staggered Board, whereby directors serve for three-year terms, with one-third of the directors coming up for reelection each year. However, at our 2023 annual meeting of stockholders held on June 26, 2023, our stockholders approved an amendment to our certificate of incorporation, pursuant to which we will phase-in the declassification of our Board over four years, whereby all members of our Board that are elected after our 2023 annual meeting of stockholders would be elected for annual terms. Accordingly, the three-year term for the Class I directors elected at our 2023 annual meeting of stockholders will expire at our 2026 annual meeting of stockholders, the three-year term for the Class II directors elected at our 2021 annual meeting of stockholders expired as originally scheduled at our 2024 annual meeting of stockholders and the three-year term for the Class III directors elected at our 2022 annual meeting of stockholders will expire as originally scheduled at our 2025 annual meeting of stockholders. The implementation of the declassification of our Board commenced at our 2024 annual meeting of stockholders. Directors elected at our 2024 annual meeting of stockholders and each annual meeting of stockholders thereafter will be elected to serve a one-year term. Beginning with our 2026 annual meeting of stockholders, all directors would stand for annual elections.

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
*Recent changes to our senior leadership and our Board could create uncertainties and adversely impact our business.
Our senior leadership and our Board have experienced personnel turnover. See “Executive Leadership and Board Transitions” in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information on our leadership. Changes in our executive leadership team and our Board may be disruptive to, or cause uncertainty in, our business and could have a negative impact on our ability to manage and grow our business effectively. The prolonged absence of a permanent CEO could adversely impact our business and results of operations. Loss of key personnel with deep institutional or technical knowledge could create continuity risks and challenges to our ability to execute our business and strategy, including potentially disrupting our operations and relationships with employees, suppliers and partners. Such loss of, and the failure to attract and retain, qualified key personnel could adversely affect our business, results of operations, financial condition and the price of our common stock.
Exclusive forum provisions in our bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that the state or federal courts located within the State of Delaware are the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or stockholders to our stockholders, (iii) any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. However, this choice of forum provision does not apply to (a) actions in which the Court of Chancery in the State of Delaware concludes that an indispensable party is not subject to the jurisdiction of Delaware courts, or (b) actions in which a federal court has assumed exclusive jurisdiction to a proceeding. This choice of forum provision is not intended to apply to any actions brought under the Securities Act of 1933, as amended (the Securities Act), or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees or stockholders, which may discourage such lawsuits against us and our directors, officers and other employees or stockholders.
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
*A dispute with our former Chairman and CEO Mr. Kiani with respect to his Amended Employment Agreement could be costly and adversely affect our business.
On September 19, 2024, Mr. Kiani delivered the September 19 Notice to our Board stating his decision to resign from his position as our CEO. On September 23, 2024, Mr. Kiani delivered a notification to our Board further describing his decision to resign (the September 23 Notice), and, on September 25, 2024, Mr. Kiani delivered an amended notification to our Board stating his decision to resign (the September 25 Notice, and, together with the September 19 Notice and the September 23 Notice, the Notice).
The Notice states that Mr. Kiani’s resignation is for “Good Reason” (as such term defined in Mr. Kiani’s Amended Employment Agreement)) and that the basis for his resignation for “Good Reason” is the diminution of his “responsibilities, duties and authority as the Chairman of the Board and CEO” as defined in Sections 2 and 7.4 of his Amended Employment Agreement.
The September 19 Notice states that Mr. Kiani expects us to pay him “the full amount of the benefits” that he is entitled to receive under the Amended Employment Agreement.
Additionally, on September 19, 2024, Mr. Kiani filed a claim in California Superior Court relating to his Amended Employment Agreement seeking, among other things, declaratory relief that he had validly terminated his employment for “Good Reason” and that he was entitled to certain benefits provided in the Amended Employment Agreement upon a termination for “Good Reason”. We are evaluating the claim against us. We believe we have good and substantial defenses to the claim, but there is no guarantee that we will be successful in these efforts.
On October 24, 2024, we commenced litigation against Mr. Kiani in the Court of Chancery of the State of Delaware, alleging that certain provisions in the Amended Employment Agreement, including provisions entitling Mr. Kiani to receive substantial benefits upon his removal as the Chairman or CEO of the Company or termination for Good Reason (as defined in the Amended Employment Agreement), are invalid, inequitable, and amount to a waste of corporate assets.
On October 24, 2024, following a review by outside counsel, the Board adopted resolutions to terminate Mr. Kiani’s employment, effective October 24, 2024.

Any dispute with Mr. Kiani concerning his Amended Employment Agreement could be costly and become a distraction to our management and employees and adversely affect our business. Any costs incurred to resolve any dispute arising from the Amended Employment Agreement and any severance or other compensation we become obligated, or otherwise determine, to pay to Mr. Kiani, could have a material adverse effect on our financial condition.

*If we lose the services of our key personnel, or if we are unable to attract and retain other key personnel, we may not be able to manage our operations or meet our growth objectives.
We are highly dependent on our senior management. We are also heavily dependent on our engineers and field sales team, including sales representatives and clinical specialists. We do not maintain any “key person” life insurance policies with respect to any of our key personnel.
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
In addition, regulation or legislation impacting the workforce, such as the rule published by the Federal Trade Commission (FTC) purporting to generally prevent employers from entering into non-competition agreements with employees and require employers to rescind existing non-competition agreements, may lead to increased uncertainty in hiring and competition for talent. On July 3, 2024, the U.S. District Court for the Northern District of Texas granted a motion to stay and preliminarily enjoin the effective date of the FTC’s final rule banning non-competition restrictions. By this order, the September 4, 2024, effective date of the FTC’s non-compete ban is stayed, and the FTC is enjoined from implementing or enforcing the ban. However, as of now, the order applies only to the named plaintiffs in the Texas pending litigation, and it is uncertain whether the stay may apply to us.
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
A regional or global recession and other negative macro-economic trends could adversely affect our consumer businesses.
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
The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar Two) that has been agreed upon in principle by over 140 countries. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that is effective January 1, 2024. We are continuing to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries.

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
We currently derive approximately 43% of our net sales from international operations. In addition, we purchase a portion of our raw materials and components from international sources. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to duties, tariffs and conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties, fines and interest if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. We have historically engaged in transactions with entities related to or located in countries subject to certain U.S. export restrictions. For example, we have had sales of medical products destined for Iran. Although these activities have not been financially material to our business, financial condition or results of operations, and were undertaken in accordance with general licenses authorizing such activities issued by the U.S.

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
•political instability and actual or anticipated military or political conflicts, including the on-going conflict between Ukraine and Russia, the global impact of restrictions and sanctions imposed on Russia and the Israel-Palestine-Iran war;
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
If we fail to maintain adequate internal controls over financial reporting, we may not be able to conclude on an on-going basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, any material weakness in our internal control environment could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business, negatively impact the trading price of our stock, and adversely affect investors’ confidence in our company and our ability to access capital markets for financing.

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
Portions of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with on-going systems implementation work. In addition, interfaces between our products and our customers’ computer networks could provide additional opportunities for cybersecurity attacks on us and our customers. The techniques used to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. We have experienced cybersecurity incidents in the past, and while none that we have experienced to date have been material in nature, we expect that we will continue to be subject to cybersecurity attacks in the future. Cybersecurity threats and attacks in particular are evolving and include, but are not limited to: malicious software, ransomware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of confidential or otherwise protected information and corruption of data. Although the cyber incidents experienced to date have not had a material impact, there can be no assurance that our protective measures will prevent or detect security breaches that could have a significant impact on our business, reputation, financial condition and results of operations.
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
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $104.79 to $146.85 per share from December 31, 2023 to September 28, 2024.

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
•on-going legal proceedings;
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
•our evaluation of a proposed separation of our consumer businesses;
•shareholder activism;
•recent changes to our Board and management;
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
As of September 28, 2024, approximately 9.3 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 2.2 million shares were subject to options outstanding at such date at a weighted-average exercise price of $102.68 per share, approximately 3.5 million shares were subject to outstanding RSUs, approximately 0.4 million shares were subject to outstanding PSUs and approximately 3.1 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 48 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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
Investors, stockholders, consumers, customers, suppliers and other third-parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting and transparency. Certain institutional investors, investment funds, other influential investors, customers, suppliers and other third-parties are also increasingly focused on ESG practices. If we do not adapt to or comply with evolving investor or stakeholder expectations and standards, or if we are perceived to have not responded appropriately, we may suffer from reputational damage and our business, financial condition and/or stock price may be materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business, or certain stockholders reducing or eliminating their holdings of our stock, causing our stock price to decline.
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
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended September 28, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
Disclosure Pursuant to Item 5.03 of Form 8-K – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
On October 31, 2024, the Board approved and adopted a second amendment to our Fifth Amended and Restated Bylaws (Second Amendment), effective immediately, to permit special meetings of the Board to be called by the Chairman of the Board, the Chief Executive Officer, the Lead Independent Director or any person serving in any of the foregoing roles on an interim basis or by a majority of the whole Board. The foregoing description is a summary and is qualified in its entirety by reference to the full text of the Second Amendment, a copy of which is filed as Exhibit 3.5 hereto and is incorporated by reference herein.

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

3.5	Second Amendment to Fifth Amended and Restated Bylaws adopted on October 31, 2024
4.1
Amended Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2022)

4.2#+	Masimo Retirement Savings Plan (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022)
10.1*+	Third Amendment Agreement, dated August 1, 2024, entered into by and between Industrial Vallera de Mexicali, S.A. de C.V and Masimo Corporation
10.2*+	Consent, dated September 18, 2024, by and between Masimo Corporation and Citibank as Administrative Agent
10.3*+	Syndicate Loan dated September 24, 2024, between D&M Holdings, Inc,. as the Borrower, and The Shoko Chukin Bank, Ltd., as Agent, and The Ashikaga Bank, Ltd. and Kiraboshi Bank, Ltd. as Lenders
10.4*+
Agreement on Fees Pertaining to Syndicate Loan dated September 24, 2024 between D&M Holdings Inc. as the Borrower, and The Shoko Chukin Bank, Ltd. and others as the Participating Financial Institutions

10.5*+	Mizuho Loan Agreement dated September 30, 2024, between D&M Holdings, Inc., as the Borrower, and Mizuho Bank Ltd., as Lender
10.6.*+	Mizuho Loan Agreement Provisions, between D&M Holdings, Inc, and Mizuho Bank Ltd.
21.1*	List of Registrant’s Subsidiaries
31.1*	Certification of Michelle Brennan, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1**	Certification of Michelle Brennan, Interim Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the inline XBRL document)
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2024 and September 30, 2023, respectively, (iii) Condensed Consolidated Statements of Comprehensive (Loss) for the three and nine months ended September 28, 2024 and September 30, 2023, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2024 and September 30, 2023, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: November 5, 2024	By:	/s/ MICHELLE BRENNAN
Michelle Brennan
Interim Chief Executive Officer

Date: November 5, 2024	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer