Form 10-K
period 2024-12-28
MASIMO CORP
filed 2025-02-25
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Select Market, was approximately $3.4 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At January 25, 2025, the registrant had 53,948,792 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant’s proxy statement for the registrant’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

MASIMO CORPORATION
FISCAL YEAR 2024 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout this Annual Report on Form 10-K. Examples of forward-looking statements include, but are not limited to, any projection or expectation of earnings, revenue or other financial items; the plans, strategies and objectives of management for future operations and the strategic realignment initiative; organizational impact of executive leadership and board transitions; factors that may affect our operating results, including accounting and tax estimates; our success in pending litigation; new products or services; the demand for our products; our ability to consummate acquisitions and successfully integrate them into our operations; any discussions of potential, expected, planned business divestitures, separations or spinoffs; future capital expenditures; effects of current or future economic conditions or performance; industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “on-going,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which is subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed under Item 1A—“Risk Factors” in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.
PART I
ITEM 1.     BUSINESS
Overview
We are a global technology company dedicated to improving lives. We aim to accelerate our growth strategies by continuously innovating and prioritizing patient care with a lens toward value-creation initiatives, including our Board of Directors’ (Board) commitment to a strategic review of all business activities.

Healthcare
Our healthcare business develops, manufactures and markets a variety of noninvasive patient monitoring technologies, hospital automation® and connectivity solutions, remote monitoring devices and consumer health products. Our healthcare products and patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software, cables and other services. We primarily sell our healthcare products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through our direct sales force, distributors and original equipment manufacturer (OEM) partners, such as GE Healthcare, Hillrom, Mindray, Philips, Physio-Control and Zoll, among others.
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
Our measurement technologies are available on many types of devices, from bedside hospital monitors like the Root® Patient Monitoring and Connectivity Hub, to various handheld and portable devices, and to the tetherless Radius PPG®, Radius VSM® and Masimo SafetyNet® remote patient surveillance solution. The Masimo Hospital Automation® Platform facilitates data integration, connectivity and interoperability through solutions like Patient SafetyNet™, Iris®, iSirona®, Replica® and UniView® to facilitate more efficient clinical workflows and to help clinicians provide the best possible care, both in-person and remotely. Leveraging our expertise in hospital-grade technologies, we have expanded our suite of products intended for use outside the hospital and products for home wellness to include Masimo Sleep™, a sleep quality solution; the Masimo Radius Tº® wireless, a wireless wearable continuous thermometer; Radius PCG®, a wireless tetherless capnograph; the Masimo W1® smart watch. We have partnered with Qualcomm Technologies and Google to develop a next-generation smartwatch reference platform for OEMs building Wear OS by Google smartwatches.
Non-healthcare
On September 25, 2024, we announced that our Board remains committed to the previously announced review of alternatives for both our consumer audio and consumer healthcare businesses, and that our Board had engaged Centerview Partners and
Morgan Stanley as financial advisors and Sullivan & Cromwell as a legal advisor. As of year-end, our non-healthcare consumer audio products business remained part of our continuing operations and as an important part of our broader ecosystem.
Subsequently, the sales process has progressed in 2025, and the Sound United business will be classified as held-for-sale and will be reported in discontinued operations in the first quarter of 2025. See “Separation of Non-Healthcare Operations” under Part I, Item 1—“Business” for additional details.

Our Strategy
We are an organization engineered to improve life and patient outcomes™. We exist for people who care, care about others, care about quality, care about precision and care about excellence. Our healthcare segment has a goal of improving lives by providing patient-centered solutions to healthcare providers, expanding outside of the hospital and into the home and delivering innovative, high-quality information to consumers. We believe that people and infrastructures are ready for actionable patient care outside of the hospital.
We deliver value to our customers and stockholders through:
•our differentiated and clinically superior technologies;
•our proven track record of innovation;
•our customer-driven approach to product development;
•our patient-centered product portfolio and pipeline that addresses the needs of healthcare professionals, patients, and consumers; and
•our scaled and integrated platforms to continuously monitor and deliver health information and other data, applications and experiences.
Some of our key strategic initiatives are summarized below:
•continue to expand our market share across our product categories;
•focus our engineering efforts on innovation and maintaining our technology leadership position;
•allocate our research and development resources on projects that drive unmet patient needs;
•enhance our long-term growth;
•expand our connectivity platforms throughout the hospital, care facilities and into the home market;
•utilize our existing customer base and OEM relationships to expand product offerings;
•define and leverage shared Masimo product platforms to scale resources and connected technologies;
•diversify products to ensure continued innovation;
•refocus the sales, engineering and marketing infrastructure to drive future growth initiatives;
•increase efficiency and capacity through internal manufacturing capabilities combined with proven outsourced manufacturing partners;
•continue cost reduction efforts through continuous value engineering;
•grow our international presence through brand awareness and marketing;
•supplement our internal growth and expand our product portfolio with strategic acquisitions, investments, licensing agreements and partnerships; and
•drive an efficient capital structure and long-term shareholder returns.
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
The performance of Masimo SET® pulse oximetry has been evaluated in more than 100 independent studies and thousands of clinical evaluations. We believe that Masimo SET® is trusted by clinicians to safely monitor in excess of approximately 200 million patients each year and has been chosen as the primary pulse oximeter technology used by all of the top ten hospitals according to the 2023-2024 U.S. News & World Report Best Hospitals Honor Roll. Compared to conventional pulse oximeters, during patient motion and low perfusion, Masimo SET® provides measurements when other pulse oximeters cannot, significantly reduces false alarms (improved specificity), and accurately detects true alarms (improved sensitivity). Despite pulse oximetry’s widespread use since the 1980s, it had not been shown to improve clinical outcomes before the introduction of Masimo SET®,. which has been shown to help clinicians reduce severe retinopathy of prematurity neonates, improve CCHD screening in newborns, and, when used for continuous monitoring with Masimo Patient SafetyNet™ in post-surgical wards, reduce rapid response team activations, ICU transfers, and costs.
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
In addition to SpO2, PR, perfusion index (Pi), Pleth Variability Index (PVi®), Rainbow® Pleth Variability Index (RPVi™) and respiration rate from the pleth (RRp®), rainbow® Pulse CO-Oximetry has the unique ability to measure and distinguish oxygenated hemoglobins from the dyshemoglobins that are incapable of transporting oxygen, carboxyhemoglobin (SpCO®) and methemoglobin (SpMet®). Besides the ability to measure SpCO® and SpMet®, the Masimo rainbow SET® platform also allows for the noninvasive and continuous monitoring of total hemoglobin concentration (SpHb®) as well as the monitoring of arterial oxygen saturation, in the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™). Additionally, the rainbow SET® platform also allows for the calculation of Oxygen Content (SpOC). SpfO2™ has received CE Marking, but is not currently available for sale in the U.S.
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
Following the introduction of our rainbow SET® platform, we have continued to expand our technology offerings by introducing additional noninvasive measurements (such as Oxygen Reserve Index™ (ORi™), technologies, platforms and other solutions to create new market opportunities in both hospital and non-hospital care settings, as well as into home health and wellness settings, including the Masimo Hospital Automation® Platform, along with other connectivity platforms and telehealth solutions, which are described in more detail below.
The Masimo Hospital Automation® Platform
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
Patient SafetyNet™ Series 5000, along with Hospital Automation® Connectivity, Iris Gateway®, Kite®, iSirona®, UniView®, UniView®: 60 and MyView® through the Root® patient monitoring and connectivity platform, offers a new level of interoperability designed to enhance clinician workflows and reduce the cost of care in a variety of hospital settings, including operating rooms and the general care floors. Patient SafetyNet™ Series 5000 with Iris® ports enables Root® to assimilate data from all devices connected to the patient, thereby acting as a comprehensive in-room patient monitor and connectivity hub. Alarms and alerts for all devices are seamlessly forwarded to the patient’s clinician and device data can be transferred to the patient’s electronic medical record (EMR). In an operating room setting, the patient-centric user interface of the Patient SafetyNet™ Series 5000 displays near real-time data from all devices with Kite®, providing a single unified dashboard of patient information.
(1) The use of the trademark Patient SafetyNet™ is under license from the University HealthSystem Consortium.

Connectivity Platforms
Despite medical technology advances, the lack of device communication and integration creates risks to patient safety in hospitals around the world. Without device interoperability, critical patient information can go unnoticed, leaving clinicians unaware and patients at risk. Existing approaches for device interoperability require separate hardware, software and/or network infrastructure, which can clutter the patient room, increase complexity, burden IT management and increase costs. To address these challenges, we introduced Iris® connectivity in our Root® patient monitoring and connectivity platform. iSirona® and Iris® connectivity enables multiple standalone third-party devices such as intravenous pumps (IV), ventilators, hospital beds and other patient monitors to connect through Root®, enabling display, notification and documentation to the EMR through Masimo Patient SafetyNet™.
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
Telehealth Solutions
In an effort to help clinicians and public health officials combat the COVID-19 pandemic, we developed the Masimo SafetyNet® solution. The Masimo SafetyNet® solution provides continuous tetherless pulse oximetry and respiration rate monitoring coupled with a patient surveillance platform. Masimo SafetyNet® solution is available worldwide. In partnership with Samsung Electronics America, Inc., the Masimo SafetyNet® Patient App is available on select Samsung smartphones, pre-installed and pre-configured.
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

Circuit Boards and Modules - (Continued)
Description:	Use:	Distribution Channel:

LIBERTY
IN GOD WE TRUST
1985
Masimo
38544 Rev A
UL 94V-0
TTM 2
Masimo

Monitors and Devices (e.g., Radical-7®, Rad-G® with Temperature (shown below))
We offer a variety of continuous bedside monitoring and transport devices suitable for all patient populations. Fueled by clinically proven Masimo SET® pulse oximetry and advanced rainbow® Pulse CO-Oximetry and additional noninvasive monitoring technologies, these highly versatile and configurable monitors are designed to accommodate patient scenarios across the continuum of care, from high-acuity ICUs and surgical suites, to low-acuity general floors and recovery units, to long-term care facilities and beyond.

Description:	Use:	Distribution Channel:
	• Bedside, handheld and wireless monitoring devices that incorporate Masimo SET® with and without licensed Masimo rainbow SET® technology, noninvasive blood pressure and capnography	• Sold directly to end-users, through distributors and, in some cases, to our OEM partners who sell to end-users

Monitors and Devices - (Continued)
Description:	Use:	Distribution Channel:

• Rad-G® with Temperature measures physiological parameters, including oxygen saturation (SpO2), pulse rate (PR), perfusion index (Pi), pleth variability index (PVi®), respiration rate from the pleth (RRp®), and temperature (Temp).

Patient Monitoring and Connectivity Platform (e.g., Radius VSM®)
Radius VSM® is a wearable vital signs monitoring platform that includes three single-use sensors: a chest patch, a blood pressure cuff, and a finger sensor. As an on-demand, connected, continuous vital signs monitoring platform, Radius VSM® is designed to streamline workflows, reduce nurse burn-out and increase throughput. Radius VSM® is intended for a range of care areas including: the waiting room, emergency room departments, critical care and ambulatory surgery centers.

Description:	Use:	Distribution Channel:

• Radius VSM® monitors a wide range of measurements on a modular form; components can be customized based on each patient’s monitoring needs

• Provides waveform and parameter trend data on its built-in multi touch LED display, allowing clinicians to stay informed about patient status while moving about with the patient

• Sold directly to end-users and through distributors

Patient Monitoring and Connectivity Platform - (Continued)
Description:	Use:	Distribution Channel:

• Radius VSM®
       monitors a wide range of physiological measurements on a modular platform. Components can be quickly added or removed depending on each patient’s monitoring needs. Without any additional bedside equipment, network infrastructure, or tethered connections, Radius VSM integrates a variety of technologies, modules noninvasive sensors.
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

Description:	Use:	Distribution Channel:
	• Integrates noninvasive blood pressure (NIBP) and temperature • Connects third-party devices such as IV pumps, ventilators, beds and other patient monitors to automate data transfer to the EMR	• Sold directly to end-users and through distributors

Patient Monitoring and Connectivity Platform - (Continued)
Description:	Use:	Distribution Channel:

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

RD rainbow SET SpHb SpMet
rainbow SET
Inf
Masimo
RD rainbow SET SpHb SpMet
rainbow SET
Neo
Masimo
RD rainbow SET SpHb SpMet
rainbow SET
Masimo
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

Hospital Automation® and Connectivity Suite (e.g., Iris® Connectivity, Iris Gateway®, iSirona®, Patient SafetyNet™, UniView®, UniView: 60™, Replica®, Iris® Analytics, and Halo ION® (shown below))
As increasing amounts of patient information become available to clinicians, new opportunities to enhance the care experience for both the clinician and the patient abound. Our automation solutions are revolutionizing not only the kind of patient data that can be collected and moved through the continuum of care, but also how that information can empower clinicians to deliver superior, evidence-based care.

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

Description:	Use:	Distribution Channel:
	• Software and hardware enables third-party devices to connect through Patient SafetyNet™ and to document data in the EMR	• Sold directly to end-users

Hospital Automation® and Connectivity Suite - (Continued)
Description:	Use:	Distribution Channel:

Hospital Automation® and Connectivity Suite - (Continued)
Description:	Use:	Distribution Channel:

Iris Gateway®
Admissions, Discharges and Transfers (ADT)
Electronic Medical Records (EMR)
Continuously Monitor Advanced Patient Parameters
Root
Patient Monitoring and Connectivity Platform Designed to Transform Care
Centralize Patient Data to Streamline Workflows
UniView
Intelligent Display for Next-Generation Data Aggregation and Alarm Visualization
Third-party Devices
Anesthesia Machine
Pump
Patient Monitor
Ventilator
Use Patient Data to Inform Management Decisions
UniView™
Intelligent Display for Next-Generation Data Aggregation and Alarm Visualization
Transform Patient Data into Actionable Insights
Patient SafetyNet
Supplemental Monitoring and Clinician Notification
Replica
Mobile Application for Supplemental Monitoring and Clinician Notification

Hospital Automation™ and Connectivity Suite - (Continued)
Description:	Use:	Distribution Channel:

Masimo Patient SafetyNet
default domain
Webcam 1, 1 Room: 1 2000000929
ROOT
MONITOR
Discharge
Edit
Assign Pagers
Assign Instruments
Video
%SpO₂
BPM
RR
SpHb
%SpCO
%SpMet
PVi
Pi
Suspend
Alarm Limits
Acoustic
Masimo
Radius VSM
ZEBRA
Patients
Root

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

Minimally Invasive and Noninvasive Advanced Hemodynamic Monitoring Solutions
(e.g., Masimo LiDCO® Hemodynamic Monitoring system, Double Channel Pressure Transducer and Stimpod NMS450X Peripheral Nerve Stimulator(shown below))

The Masimo LidCO® Hemodynamic monitoring system provides beat-to-beat advanced monitoring to support informed decision-making in high-acuity care areas like an operating room. This platform uses an already existing arterial line and blood pressure transducer to monitor hemodynamic parameters through the use of the PulseCO® algorithm, which converts beat-to-beat blood pressure into its constituent parts, flow and resistance, which is scalable to each patient’s age, height and weight.

Description:	Use:	Distribution Channel:
	• High-acuity care areas like an operating room	• Sold directly to end-users and through distributors
	• High-acuity care areas like an operating room	• Sold directly to end-users and through distributors

Home Wellness and Remote Patient Monitoring Solutions to Extend Care from the Hospital to the Home
(e.g., Masimo SafetyNet®, Radius T°®, MightySat® with PVi® and RRp®, iSpO2®, Bridge™, and Masimo W1® with Sleep (shown below))

Designed to help providers remotely manage patient care, Masimo SafetyNet® is a secure, scalable, cloud-based patient management platform featuring clinical-grade spot-checking and continuous measurements, digital care pathways and remote patient surveillance.

Description:	Use:	Distribution Channel:
	• Patients receive a multi-day supply of disposable sensors or reusable devices, along with access to the Masimo SafetyNet® mobile application	• Sold directly to end-users and through distributors

Home Wellness and Remote Patient Monitoring Solutions to Extend Care from the Hospital to the Home - (Continued)
Description:	Use:	Distribution Channel:
	• Robust secure video conferencing to the remote patient management and connectivity platform to offer a comprehensive telehealth and telemonitoring solution	• Sold directly to end-users and through distributors
	• Disposable thermometers, disposable fingertip sensors for sleep monitoring, fingertip pulse oximeter	• Sold directly to consumers through the Masimo Personal Health website and through consumer retailers
	• Pulse oximeter cable and sensor for use with an iPhone, iPad, iPod touch and select Android smart phones	• Sold directly to consumers through the Masimo Personal Health website and through consumer retailers
	• Provides real-time monitoring to identify the risk of opioid-induced respiratory depression, sends alerts to the patient and their emergency contacts, followed by an automated wellness call	• Sold directly to consumers through the Masimo Personal Health website and through consumer retailers

Home Wellness and Remote Patient Monitoring Solutions to Extend Care from the Hospital to the Home - (Continued)
Description:	Use:	Distribution Channel:
	• To provide accurate personal health tracking of vitals, including SpO[2], pulse rate and relative hydration along with recovery and sleep indexes	• Sold directly to consumers through the Masimo Consumer and individual brand websites and through consumer retailers

Willow Laboratories, Inc.
Willow Laboratories, Inc. (Willow), formerly known as Cercacor Laboratories, Inc., is an independent entity spun-off from us to our stockholders in 1998. Joe Kiani, our former Chairman and Chief Executive Officer, is the Chairman and Chief Executive Officer of Willow. We are a party to a cross-licensing agreement with Willow (the Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies.
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
See Note 3, “Related Party Transactions”, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our related party transactions with Willow.
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
In the U.S., unless an exemption applies, each medical device that we wish to market in the U.S. must, generally, first receive from the FDA either 510(k) clearance, premarket approval (PMA), or a de novo classification grant. The appropriate process depends on the risk classification of the medical device. There are three classifications, from Class I (low risk) to Class III (high risk). For certain Class I and Class II medical devices, the FDA’s 510(k) clearance process can be used. It requires us to show that our new medical device is substantially equivalent to a legally marketed “predicate” medical device and can take from four to nine months, but may take longer. Class III medical devices require a PMA. The PMA process requires us to demonstrate through valid scientific evidence that there is reasonable assurance of safety and effectiveness of the device for its intended use. The PMA process is much more costly, lengthy and uncertain than the process of obtaining 510(k) clearance. Devices that have not been classified and cannot demonstrate substantial equivalence through the 510(k) process are automatically classified as Class III medical devices by statute, but for such devices that are low or moderate risk, the de novo classification process can be used. The de novo classification process authorizes the marketing of the device and also creates a new classification for the device type into Class I or Class II. The de novo process requires us to demonstrate the benefits and risks of the device to show that either general controls (for Class I) or general controls and special controls (for Class II) are sufficient to provide reasonable assurance of the safety and effectiveness of the device. 510(k), PMA and de novo submissions are subject to user fees. The majority of our current regulated medical products fit into Class II device types, requiring 510(k) clearance, while some have been deemed Class I devices or exempt from a 510(k) clearance.
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
In the EU, medical devices are subject to Regulation (EU) No 2017/745 (EU MDR). Under the EU MDR, a medical device may only be placed on the market within the EU if it conforms to “General Safety and Performance Requirements,” has been assessed pursuant to an appropriate conformity assessment procedure and bears a CE Mark. Key General Safety and Performance Requirements entail the medical device’s achievement of its intended medical purpose for its intended population and supports its safe and effective use and that the clinical benefit outweighs the clinical risks. Each medical device that we wish to market in the EU must conform to these requirements. EU MDR provides risk categories for medical devices that range from Class I to Class III. A notified body must be involved in the review of the compliance of higher risk medical devices with the EU MDR and must also assess quality management systems. Individual countries within the EU also have their own notification or registration processes in order to import and distribute medical devices into and within their countries.
The UK exited the EU on December 31, 2020 (Brexit). The UK continues to follow the prior EU medical device laws (as set out in Directive 93/42/EEC) but has amended its national medical device regulations to include a requirement that medical devices must be registered with the UK Medicines and Healthcare products Regulatory Agency (MHRA) before they are placed on the market in Great Britain (England, Scotland and Wales). Currently, the UK will accept a CE Marked medical device to be registered and placed on the Great Britain market; however, in the future, medical devices marketed in Great Britain will likely need to complete a UK-specific conformity assessment procedure, the details of which are currently subject to consultation, and bear a UKCA Mark. The UKCA Mark is not recognized outside of the UK.
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
Advertising and Promotion of Medical Devices
Advertising and promotion of medical devices in the U.S., in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission (FTC) and by federal and state regulatory and enforcement authorities, including the Department of Justice, the Office of Inspector General of the Department of Health and Human Services (OIG), and various state attorneys general. Although physicians are permitted to use their medical judgment to use medical devices for indications other than those cleared or approved by the FDA, we may not promote our products for such “off-label” uses and can only market our products for cleared or approved uses. Other companies’ promotional activities for their FDA-regulated products have been the subject of DOJ and FTC enforcement actions brought under healthcare reimbursement laws and consumer protection statutes, respectively. DOJ and FTC enforcement actions often result in consent decrees that constrain future actions. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. Government agencies in the EU, UK, Japan and other countries and jurisdictions have similar regulations on the advertising and promotion of medical devices.
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
False Claims Laws and Fraud Statutes
Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. The Federal Civil False Claims Act (FCA) imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, including Medicaid and Medicare. Some suits filed under the FCA, known as “qui tam” actions, are brought by a “whistleblower” or “relator” on behalf of the government and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Manufacturers, like us, can be held liable under the FCA, even if they do not submit claims to the government, where they are found to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements or off-label promotion with customers that file claims. A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state fraud and abuse laws may include civil monetary penalties and criminal fines, exclusion from government health care programs and imprisonment.
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

Anti-Corruption Laws
Our international operations are subject to the U.S. Foreign Corrupt Practices Act of 1977 (FCPA), the U.K. Bribery Act 2010 and other global anti-corruption laws. The FCPA and similar worldwide anti-bribery laws generally prohibit companies from directly or indirectly promising, offering, or giving anything of value to a non-U.S. official corruptly to influence the official for the purpose of gaining an improper advantage to assist in obtaining or retaining business. We interact with foreign officials because our business is regulated in every country where we operate, and in many countries outside of the U.S., we sell our products to government entities or to health care providers employed by the government who may be considered foreign officials. Failing to comply with the FCPA or any other applicable anti-corruption law could result in fines, penalties or other adverse consequences.
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
The adoption of certain of our healthcare products that are marketed and sold directly to end-user consumers, partially depends on the ability of consumers to have the cost of these products reimbursed by Medicare, Medicaid or their private health insurance provider. To date, these products are generally not covered by public or private payers and we do not intend to seek reimbursement for these products at this time.
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
Environmental Regulations
We are subject to stringent international, federal, state and local laws relating to the protection of the environment, including those governing the use, handling and disposal of hazardous materials and wastes. Products that we sell in Europe are subject to regulation in EU markets under the Restriction of Hazardous Substances Directive (RoHS). RoHS prohibits companies from selling products that contain certain hazardous materials in EU member states. Other regulations which affect the product content, manufacturing, packaging and disposal of our products include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances, the Waste Electrical and Electronic Equipment Directive, and the Directive on Packaging and Packaging Waste enacted in the EU which require the registration of and regulate the use of certain hazardous substances and chemicals in certain products we manufacture, and require the collection, reuse and recycling of waste product and packaging from certain products we manufacture. Similar legislation that has been or is in the process of being enacted in Japan, China, other foreign countries and various states of the U.S. may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials or adding country specific product and/or packaging labeling. Any redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions, result in additional costs or have other similar negative effects.
Future environmental laws may require us to alter our manufacturing processes, thereby increasing our manufacturing costs. We believe that our products and manufacturing processes at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated.

Markets
Competitive Conditions
We compete in many healthcare electronic markets across the globe. These markets are highly competitive and are characterized by continual change and improvements in technology. Many of our competitors have substantially greater financial resources, broader product portfolios and more aggressive advertising and marketing strategies and may be able to adapt to market preferences or consumer demands more rapidly than us. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, our products could be rendered obsolete by changes to industry standards or guidelines or advances in technology.
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
For the year ended December 28, 2024, one just-in-time healthcare distributor represented approximately 18.5% of our total healthcare revenue. This was the only customer that represented 10% or more of our healthcare revenue for the year ended December 28, 2024. Importantly, this distributor takes and fulfills orders from our direct healthcare customers, many of which have signed long-term sensor purchase agreements with us. If a specific just-in-time healthcare distributor is unable to fulfill these orders, the orders would be redirected to other healthcare distributors or fulfilled directly by us.
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
In order to facilitate our U.S. direct sales to hospitals, we have signed contracts with what we believe to be the five largest national GPOs in the U.S., based on the total volume of negotiated purchases. In return for the GPOs putting our healthcare products on contract, we have agreed to pay the GPOs a percentage of our healthcare revenue from their member hospitals. In 2024 and 2023, healthcare revenues from the sale of our pulse oximetry products to hospitals that are associated with GPOs amounted to $794.0 million and $678.1 million, respectively.

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
•Communities. We have a long and proud history of investing in and giving back to the communities in which we live and work, as well as providing aid around the globe. Through the partnerships with organizations like the World Health Organization, we give back by providing grants to humanitarian aid organizations and offering in-kind donations of medical equipment. In addition, our employees also actively support causes by raising awareness and funds for non-profit organizations. Organizations that our employees have supported in recent years include Doctors Without Borders, Smile Train, Feeding America, Patient Safety Movement Foundation, the Sound Start Foundation, and March of Dimes.

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
•Inclusion and Diversity. In fiscal 2024, our full-time employees decreased from approximately 3,800 as of December 30, 2023 to 3,600 as of December 28, 2024. Our dedicated contract personnel worldwide increased from approximately 5,200 as of December 30, 2023 to approximately 5,600 as of December 28, 2024. Of our full-time employees, approximately 66% were male and 34% were female, and women represented approximately 27% of our management/leadership roles. Minorities represented approximately 50% of our U.S. workforce, and approximately 36% of our management/leadership roles.
Governance
Our Board and board committees provide oversight on certain human capital resource matters. The Compensation Committee acts on behalf of the Board to review, adopt and approve our compensation strategy, policies, plans and programs, including, among others, reviewing and approving corporate performance goals and objectives relevant to the compensation of our executive officers and other senior leadership and management, evaluating and approving the compensation plans and programs advisable for us, and administration of our equity compensation plans, stock repurchase plans and incentive compensation programs.
Strategic Realignment Initiative
During the fourth quarter of 2024, our Board approved a strategic realignment initiative of our healthcare segment to drive progress towards a more streamlined and efficient organization, which included right-sizing the organization, cost rationalization, driving research and development efficiencies and enhancing key launch and innovation processes. For further details, see “Part II, Item 7. Item Management Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Separation of Non-Healthcare Operations
Our non-healthcare business develops, manufactures, markets, and sells premium home sound integration technologies and accessories, along with complete high performance in-vehicle audio systems under iconic consumer brands such as Bowers & Wilkins™, Denon™, Marantz™, HEOS™, Classe™, Polk Audio™, Boston Acoustics™, and Definitive Technology™, which offer products with unparalleled quality and performance to consumers, professional sound studios and audiophiles worldwide. To date, our products have been sold direct-to-consumers or through authorized retailers and wholesalers. We have also licensed our audio technology to select luxury automotive manufacturers such as Aston Martin®, BMW®, Maserati®, McLaren®, Polestar® and Volvo®.
Currently, we sell our non-healthcare products primarily through over 20,000 points of global retail distribution and our products are distributed in more than 130 countries. The majority of our non-healthcare sales are transacted through traditional physical retailers, third party distributors and big box resellers, including on their websites. We also sell through online retailers and custom installers and directly through our individual brand websites.
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
On September 25, 2024, we announced that our Board remains committed to the previously announced review of alternatives for both our consumer audio and consumer healthcare businesses, and that our Board had engaged Centerview Partners and Morgan Stanley as financial advisors and Sullivan & Cromwell as a legal advisor. As of year-end, our non-healthcare consumer audio products business remained part of our continuing operations and as an important part of our broader ecosystem. Subsequently, the sales process has progressed in 2025, and the Sound United business will be classified as held-for-sale and will be reported in discontinued operations in the first quarter of 2025.
Recent Developments
Developments in the RTW Litigation: Masimo Corporation v. Kiani et al
On October 25, 2024, the Company commenced litigation in the United States District Court for the Southern District of New York against Mr. Kiani, Roderick Wong, Naveen Yalamanchi, RTW Investment, LP, RTW Investments GP, LLC, RTW Master Fund, Ltd,. RTW Offshore Fund One, Ltd., RTW Onshore Fund One, LP, RTW Innovation Master Fund, Ltd,. RTW Innovation Offshore Fund, Ltd,. RTW Innovation Onshore Fund, LP, and RTW Fund Group GP, LLC, seeking disgorgement of short-swing profits pursuant to Section 16(b) of the Exchange Act (the SDNY Litigation). The Company filed an amended complaint in the SDNY Litigation on December 30, 2024. In the SDNY Litigation, the Company alleges that the defendants formed a stockholder group under Section 13(d) of the Exchange Act holding 10% or more of the Company’s common stock and engaged in short-swing trading between May and September 2024 as a part of an empty voting scheme to manipulate the vote in Mr. Kiani’s favor for the Company’s 2024 Annual Meeting of Stockholders. Collectively, the group of defendants formed held as much as 19% of the Company’s outstanding common stock. The Company alleges that, in coordination with Mr. Kiani, RTW secretly increased its long position in the Company through share purchases in advance of each the two record dates used in the 2024 proxy contest (June 13 and August 12, 2024) to maximize its voting power in favor of Mr. Kiani while offsetting its economic exposure from its increased long position by engaging in short selling. RTW then reduced its long position through share sales and covered its short position after each of the two record dates. Thus for each of the two record dates, RTW artificially and temporarily inflated its voting power to benefit Mr. Kiani. The trading RTW used in this scheme constitutes short-swing trading under Section 16(b) and any profits from such trading within a six-month period must be disgorged to the Company. Under Section 16(b), disgorgeable profits are calculated by matching the highest sales prices within a six month period with the lowest purchase prices, with the goal of identifying the maximum possible disgorgeable profit from the relevant transactions, regardless of any actual profit or loss from trading. Given that RTW, on two separate occasions, increased its holdings from less than 3% to 9.9% of Masimo’s outstanding common stock and reduced its holdings back to less than 3% within a six-month period, the Company believes the total amount of RTW’s disgorgeable profits could be substantial.
Investigation Into Mr. Kiani’s Use of Aircraft Reimbursement
The Company is currently investigating any non-reimbursement or under-reimbursement by Mr. Kiani under the aircraft time share agreement with Mr. Kiani. Based on the Company’s subsequent review of records, it is unclear whether Mr. Kiani reimbursed all or any portion of the amounts charged to him or if Mr. Kiani was charged in a manner consistent with the terms of the aircraft time share agreement.

Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at our website, www.masimo.com, as soon as reasonably practicable after electronically filing such reports with the SEC. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K. The SEC also maintains a website that contains our filings with the SEC. The address of the website is www.sec.gov.

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
•Future strategic transactions, including acquisitions or separations of businesses and strategic investments or joint ventures, could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses and their employees successfully into our existing operations or achieve the desired results of our initiatives.
•Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.
•Our Credit Facility contains certain covenants and restrictions that may limit our flexibility in operating our business.
•We have incurred impairment charges for other intangible assets and goodwill, and may incur further impairment charges in the future, which would negatively impact our operating results.
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
•Recent changes to our senior leadership and our Board could create uncertainties and adversely impact our business.
•Exclusive forum provisions in our bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
•A dispute with our former Chairman and CEO, Mr. Kiani, with respect to his Amended Employment Agreement could be costly and adversely affect our business.

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
Many of our noninvasive measurement technologies are considered disruptive. These technologies have performance levels that we believe are acceptable for many clinical environments but may be insufficient in others. In addition, these technologies may perform better in some patients and settings than others. Over time, we hope to continue to improve the performance of these technologies and educate the clinical community on how to properly evaluate them. If we are successful in these endeavors, we expect these technologies will become more useful in more environments and will become more widely adopted. Our product portfolio continues to expand, and we are investing significant resources to enter into, and in some cases create, new markets for our products. See the risk factor with the heading “Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits. Further, we may not be successful in our non-healthcare expansion, which could adversely affect our business, reputation or financial results” for additional risks related to this expansion of our business.
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
These negotiated prices are made available to a GPO’s members. If we are not one of the providers selected by a GPO, the GPO’s members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. Shipments of our pulse oximetry products to customers that are members of GPOs represent approximately 98.0% of our U.S. healthcare product sales. Our failure to renew our contracts with GPOs may cause us to lose market share in our healthcare business and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
Our healthcare business has a concentration of OEM, distributor and direct customers. For example, sales to one just-in-time distributor represented 10% or more of our consolidated revenue for the year ended December 28, 2024. There were no revenue concentrations for our non-healthcare business that represented 10% or more of our consolidated revenue for the year ended December 28, 2024.

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
Our revenues could also be negatively affected by any rebates, discounts or fees that are required by, or offered to, GPOs and customers, including wholesalers or distributors. Additionally, one just-in-time distributor of our healthcare products has recently demanded higher fees, which we have agreed to pay in order to continue to offer products to our customers through this distributor. Specifically, in February 2024, we were notified by this distributor of its intent to terminate our distribution agreement as a result of our refusal to increase distribution fees. While we were ultimately able to reach an agreement with this distributor, the loss of any large customer or distributor, an increase in distributor fees, or the risks associated with selling directly to our customers, distributors or international tenders, could have a material adverse effect on our business, financial condition and results of operations.
Additionally, any material non-payment or non-performance by any of our customers, distributors or international tenders, a significant disagreement or dispute with any of our customers, distributors or international tenders, a significant downturn or deterioration in the business or financial condition of any of our customers, distributors or international tenders, the early termination of any agreements with any of our customers, distributors or international tenders, or any other event significantly negatively impacting our contractual relationship with any of our customers, distributors or international tenders, or any losses we may incur from any disagreements or disputed transactions and the resulting impact on the timing and amount of any payments, or any delayed or withheld payments, due from our customers, distributors or international tenders could adversely affect our business, financial condition and results of operations.
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
In addition, third-parties have challenged, and may continue to challenge, our issued patents through procedures such as Inter-Partes Review (IPR). In many IPR challenges, the U.S. Patent and Trademark Office (PTO) cancels or significantly narrows issued patent claims. IPR challenges could increase the uncertainties and costs associated with the maintenance, enforcement and defense of our issued and future patents and could have a material adverse effect on our business, financial condition and results of operations. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which significantly impacts European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary effect (Unitary Patent). Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the new unitary patent system.
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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements. We believe some of the new market entrants in the healthcare and monitoring space, including some of the world’s largest technology companies, and some consumer audio companies may be infringing our intellectual property, and we may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that certain individuals who previously held high level technical and clinical positions with us misappropriated our intellectual property for the benefit of themselves and other companies. For example, on January 9, 2020, we initiated litigation against Apple Inc. for infringement of a number of patents, for trade secret misappropriation and for ownership and correction of inventorship of a number of Apple Inc. patents that list one of our former employees as an inventor. For additional information on the current status of our litigation with Apple Inc., please see Note 24, “Commitments and Contingencies”, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K. Our on-going and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights. Furthermore, in January 2024, we entered into a one year alternative fee agreement (Fee Agreement) with respect to certain on-going legal fees and costs incurred by a vendor. The Fee Agreement imposes certain limits on a quarterly and annual basis for actual legal fees incurred by the vendor that are payable based on work performed related to litigation matters against Apple. If the vendor is successful in obtaining a favorable judgement for us on any claim or counterclaim after exhaustion or dismissal of any appeals, or upon settlement resulting in monetary consideration to us, the vendor will be paid a success fee equal to three times the amount of the excess of the annual legal fee limit within 60 days after entry of a judgement or the effective date of any settlement. Therefore, to the extent that we may be successful in our litigation against Apple, we could be required to make a payments to this vendor in excess of the actual amount of fees incurred in connection with our litigation against Apple.
Risks Related to Our Regulatory Environment
Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our current, upgraded or new healthcare products in the U.S., which could severely harm our business.
Unless an exemption applies, each medical device that we market in the U.S. must first undergo premarket review pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by receiving clearance of a 510(k) premarket notification, receiving grant of a de novo classification request or obtaining approval of a premarket approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the U.S. Food and Drug Administration (FDA) may clear or approve our products only for limited indications for use. Additionally, the FDA may not grant 510(k) clearance on a timely basis, if at all, for new products or new uses that we propose for Masimo SET® or licensed rainbow® technology.

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
Furthermore, foreign regulatory requirements may change from time to time, which could adversely affect our ability to market new products, and/or continue to market existing products, internationally. Certain significant changes in the international regulatory landscape have recently taken place or will take place in the near future. These include the new EU Medical Devices Regulation (EU) 2017/745 (MDR), which came into effect on May 26, 2021 and a regulatory regime in the UK effective since January 1, 2021 as a result of the UK’s exit from the EU (Brexit), which is continuing to evolve.
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
Obtaining 510(k) clearance permits us to promote our products for the uses cleared by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine, but we may not promote our products “off-label”. While we may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or limit the cleared indications for use when clearing a device. If the FDA determines that our products were promoted for off-label use or that false, misleading or inadequately substantiated promotional claims have been made by us or our OEM partners, it could request that we or our OEM partners modify those promotional materials or it could take regulatory or enforcement actions, including the issuance of an untitled letter, warning letter, injunction, seizure, civil fine and criminal penalties. While certain U.S. courts have held that truthful, non-misleading, off-label information is protected under the First Amendment under certain circumstances, the FDA continues to take the position that off-label promotion is subject to enforcement action.
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
A growing number of U.S. states have passed comprehensive privacy laws. These state laws govern the processing of residents’ personal information. Among many new requirements, some of the state privacy laws expand consumers’ rights (such as opting out of the sale of personal information to third parties and targeted advertising, restricting certain uses and disclosures of sensitive data, and requesting access, deletion, or correction of personal information). Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices, and some state privacy laws require that businesses obtain consent from consumers for certain uses and disclosures of their sensitive data, including health information. In addition, some of these state privacy laws, along with other standalone state health privacy laws, subject certain health-related information to additional safeguards and disclosures. There is significant uncertainty regarding how regulators will interpret and enforce this patchwork of new laws, particularly to the extent there are inconsistencies or differences in their requirements. In addition, in states that allow for a private right of action to enforce these laws, we are subjected to a higher risk of individual and class action lawsuits. Further, many states have implemented biometric privacy laws that have resulted in individual and class-action lawsuits against businesses as well as state enforcement. Moreover, we have observed an increase in plaintiffs seeking to apply older privacy laws such as the Video Privacy Protection Act and the California Invasion of Privacy Act to newer technologies to allege claims of invasion of privacy rights.

We continue to be subject to federal privacy laws, such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA), in certain circumstances, in connection with any personal health information or medical information that we may obtain or have access to in connection with the operation of our business. Further, we are subject to regulation by the Federal Trade Commission (FTC), which, in recent years, has increased its scrutiny of the practices of entities that collect certain health-related information from consumers. Moreover, comprehensive federal data privacy legislation has been proposed and, if passed, would further change the privacy and data security compliance landscape. In addition, on July 26, 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. The U.S. Cybersecurity and Infrastructure Security Agency (CISA) is in the process of implementing rules that would require that entities in certain critical infrastructure sectors, including health care, report any cybersecurity incidents or ransom payments in connection with a ransomware attack, among other requirements.
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
Further, Brexit has led and could also lead to legislative and regulatory changes that may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the UK and the EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the UK, allowing for the relatively free exchange of personal information between the EU and the UK, (as the UK correspondingly allows transfers back to the EU). However, the European Commission may suspend the Adequacy Decision if it considers that the UK no longer provides for an adequate level of data protection. Following the UK national elections in July 2024, the new UK Labour Government has introduced legislation that, if enacted, would bring about changes in the UK’s data protection framework, although it remains too early to tell whether the Data Protection and Digital Information Bill will take the form of law. The UK government also signaled an intention to more heavily regulate the development of artificial intelligence.
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
Willow owns all of the proprietary rights to certain rainbow® technology developed with our proprietary Masimo SET® for products intended to be used in the “Willow Market”, and all rights to any non-vital signs measurement for which we do not exercise an option pursuant to the Cross-Licensing Agreement. In addition, Willow has the right to terminate the Cross-Licensing Agreement or grant licenses covering rainbow® technology to third-parties if we breach certain terms of the agreement, including any failure to meet our minimum royalty payment obligations or failure to use commercially reasonable efforts to develop or market products incorporating licensed rainbow® technology. Willow may also disagree with us regarding the interpretation of certain terms in the Cross-Licensing Agreement and we cannot guarantee that any such dispute will be resolved in our favor. If we lose our exclusive license to rainbow® technology, we would lose the ability to prevent others from making, using, selling or importing products using rainbow® technology in our market. As a result, we would likely be subject to increased competition within our market, and Willow or competitors who obtain a license to rainbow® technology from Willow would be able to offer related products.
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
Future strategic transactions, including acquisitions or separations of businesses and strategic investments or joint ventures, could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses and their employees successfully into our existing operations or achieve the desired results of our initiatives.
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
Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.
Over time, we have expanded our business and product strategy to additionally focus on non-healthcare consumer products to integrate with our successful medical technology businesses. Further, we may introduce certain changes to our existing healthcare products or introduce new and unproven products. Prior to the Sound United acquisition, we did not have significant experience with consumer hardware products, and Sound United does not have experience with healthcare products, which may adversely affect our ability to successfully develop and market these products and technologies and integrate them with our existing products and platforms. We expect this will be a complex, evolving, and long-term strategic initiative that will involve the development of new and emerging technologies, continued investment in medical technology and consumer products, and collaboration with other companies, developers, partners and other participants. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the consumer products business. Our new strategic efforts may also divert resources and management attention from other areas of our business. In addition, as our non-healthcare business continues to evolve, we may be subject to a variety of laws and regulations in the U.S. and international jurisdictions, which we were not previously affected by, including in the areas of privacy, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our non-healthcare expansion and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.
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
We have incurred impairment charges for other intangible assets and goodwill, and may incur further impairment charges in the future, which would negatively impact our operating results.
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
During the fourth quarter of 2024, we performed our annual impairment analysis and, based on this assessment, we determined the carrying value of certain indefinite-lived trademarks in the non-healthcare reporting unit were impaired by approximately $10.0 million and goodwill for the non-healthcare reporting unit was impaired by approximately $294 million.
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
For additional information, see the discussion of “Impairment Charge” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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
The potential separation of any of our consumer businesses is subject to various risks and uncertainties, and may not be completed on the terms currently contemplated, if at all, and, if completed, may not achieve the intended benefits.
On September 25, 2024, we announced that our Board remains committed to the previously announced review of alternatives for both the consumer audio and consumer healthcare businesses, and that our Board has engaged Centerview Partners and Morgan Stanley as financial advisors and Sullivan & Cromwell as a legal advisor. On November 5, 2024, we provided an update on the progress of our strategic review of the consumer business and the Boards committed to focusing on delivering the best outcome for our shareholders. Subsequently, the sales process has progressed in 2025, and the Sound United business will be classified as held-for-sale and will be reported in discontinued operations in the first quarter of 2025.
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
As of December 28, 2024, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 18.4% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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

In addition, our certificate of incorporation previously provided for a staggered Board, whereby directors serve for three-year terms, with one-third of the directors coming up for reelection each year. However, at our 2023 Annual Meeting of Stockholders held on June 26, 2023, our stockholders approved an amendment to our certificate of incorporation, pursuant to which we will phase-in the declassification of our Board over four years, whereby all members of our Board that are elected after our 2023 Annual Meeting of Stockholders would be elected for annual terms. Accordingly, the three-year term for the Class I directors elected at our 2023 Annual Meeting of Stockholders will expire at our 2026 Annual Meeting of Stockholders, the three-year term for the Class II directors elected at our 2021 Annual Meeting of Stockholders expired as originally scheduled at our 2024 Annual Meeting of Stockholders and the three-year term for the Class III directors elected at our 2022 Annual Meeting of Stockholders will expire as originally scheduled at our 2025 Annual Meeting of Stockholders. The implementation of the declassification of our Board commenced at our 2024 Annual Meeting of Stockholders. Directors elected at our 2024 Annual Meeting of Stockholders and each Annual Meeting of Stockholders thereafter will be elected to serve a one-year term. Beginning with our 2026 Annual Meeting of Stockholders, all directors will stand for annual elections.
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
Recent changes to our senior leadership and our Board could create uncertainties and adversely impact our business.
Our senior leadership and our Board have experienced personnel turnover. See “Executive Leadership and Board Transitions” in Part II, Item 7 of this Annual Report on Form 10-K for additional information on our leadership. Changes in our executive leadership team and our Board may be disruptive to, or cause uncertainty in, our business and could have a negative impact on our ability to manage and grow our business effectively. Loss of key personnel with deep institutional or technical knowledge could create continuity risks and challenges to our ability to execute our business and strategy, including potentially disrupting our operations and relationships with employees, suppliers and partners. Such loss of, and the failure to attract and retain, qualified key personnel could adversely affect our business, results of operations, financial condition and the price of our common stock.
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
We are also unable to predict how changing global economic conditions or potential global health concerns will affect our critical customers, international tenders, suppliers and distributors. Any negative impact of such matters on our critical customers, international tenders, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. Our expense levels are based, in part, on our expectations regarding future revenue levels and are relatively fixed in the short-term.
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
A dispute with our former Chairman and CEO, Mr. Kiani, with respect to his Amended Employment Agreement could be costly and adversely affect our business.
On September 19, 2024, Mr. Kiani delivered the September 19 Notice to our Board (as amended on September 25, the Notice) stating his decision to resign from his position as our CEO. The Notice asserts that Mr. Kiani’s resignation is for “Good Reason” (as such term defined in Mr. Kiani’s Amended Employment Agreement) and to demand “the full amount of the benefits” specified under the Amended Employment Agreement.
On September 19, 2024, Mr. Kiani filed a claim in California Superior Court (the Kiani California Litigation) relating to his Amended Employment Agreement seeking, among other things, declaratory relief that he had validly terminated his employment for “Good Reason” and that he was entitled to certain benefits provided in the Amended Employment Agreement upon a termination for “Good Reason”. Mr. Kiani filed an amended complaint on October 31, 2024, which the Company answered on December 12, 2024.
On October 24, 2024, we commenced litigation against Mr. Kiani in the Court of Chancery of the State of Delaware (the Kiani Delaware Litigation), alleging that certain provisions in the Amended Employment Agreement, including provisions entitling Mr. Kiani to receive substantial benefits upon his termination for Good Reason (as defined in the Amended Employment Agreement), are invalid, unenforceable, and amount to a waste of corporate assets.

Following an investigation by outside counsel, in which counsel collected and reviewed relevant documents from fifteen custodians and interviewed ten individuals, it was determined that the Company had multiple grounds to terminate Mr. Kiani’s employment for cause. On October 24, 2024, the Board adopted resolutions to terminate Mr. Kiani’s employment for cause, effective that day.
We believe that the Company ultimately will prevail in its dispute with Mr. Kiani, for three primary reasons. First, as noted, the Company asserts in the Kiani Delaware Litigation that numerous provisions in the Amended Employment Agreement are invalid and unenforceable as a matter of Delaware law. Indeed, in a prior litigation concerning the Amended Employment Agreement, the Delaware Court of Chancery, in a preliminary ruling, questioned the validity of some of the same provisions that the Company challenges in the Kiani Delaware Action. Second, the Company asserts that the Special Payment is invalid on the ground that it is an unenforceable penalty that fails to reflect an estimate of any actual damages incurred by Mr. Kiani. Third, because the Company terminated Mr. Kiani’s employment for cause, under the plain terms of the Amended Employment Agreement, Mr. Kiani is not entitled to any severance payments as a result of that termination. If the Company prevails in its litigation with Mr. Kiani, Mr. Kiani will not receive any of the benefits to which he has claimed he is entitled.
There is, however, no guarantee that the Company will prevail in its dispute with Mr. Kiani. That dispute could be costly and become a distraction to our management and employees and adversely affect our business. Any costs incurred to resolve any dispute arising from the Amended Employment Agreement and any severance or other compensation we become obligated, or otherwise determine, to pay to Mr. Kiani, could have a material adverse effect on our financial condition.
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

In addition, future changes to the U.S. tax code and its regulations could have a material impact on our effective tax rate and the implementation of these changes could require us to make substantial changes to our business practices, allocate resources, and increase our costs, which could negatively affect our business, results of operations and financial condition. For example, the Trump administration has proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flows, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar Two) that has been agreed upon in principle by over 140 countries. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that became effective January 1, 2024. We are continuing to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries.
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
We currently derive approximately 46% of our net sales from international operations. In addition, we purchase a portion of our raw materials and components from international sources. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to duties, tariffs and conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties, fines and interest if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. We have historically engaged in transactions with entities related to or located in countries subject to certain U.S. export restrictions. For example, we have had sales of medical products destined for Iran. Although these activities have not been financially material to our business, financial condition or results of operations, and were undertaken in accordance with general licenses authorizing such activities issued by the U.S. Treasury Department’s Office of Foreign Assets Control, we may not be successful in ensuring compliance with limitations or restrictions on business in Iran or any other countries subject to economic sanctions and embargoes imposed by the U.S. Additionally, the export of U.S. technology or goods manufactured in the U.S. to some jurisdictions requires special U.S. export authorization or local market controls that may be influenced by factors, including political dynamics, outside our control. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities.
In addition, changes in policy in the U.S. and other countries regarding international trade, including import and export regulation and international trade agreements, could negatively impact our business. In recent years, the U.S. has imposed tariffs on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. During his campaign, President Trump expressed various intentions to impose tariffs on goods shipped from China, Canada, Mexico and other countries to the United States, including up to 60% tariffs on goods shipped from China. If the new administration implements these or other tariffs, our business, results of operations and financial condition could be negatively impacted.
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
Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and have a material adverse effect on our business, financial condition and results of operations.
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
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $104.79 to $177.70 per share from December 31, 2023 to December 28, 2024. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors. In addition to the other risk factors previously discussed in this Annual Report on Form 10-K, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
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
•the success or perceived success of our strategic realignment initiative;
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
As of December 28, 2024, approximately 6.1 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 1.6 million shares were subject to options outstanding at such date at a weighted-average exercise price of $110.70 per share, approximately 0.8 million shares were subject to outstanding RSUs, approximately 0.2 million shares were subject to outstanding PSUs and approximately 3.5 million shares were available for future awards under our 2017 Equity Incentive Plan. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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
Implementation of our strategic realignment initiative may not be successful, which could affect our ability to increase our revenues or could reduce our profitability.
During the fourth quarter of 2024, our Board approved a strategic realignment initiative of our healthcare segment to drive progress towards a more streamlined and efficient organization, which included right-sizing the organization, cost rationalization, driving research and development efficiencies and enhancing key launch and innovation processes. The strategic realignment initiative includes a targeted realignment of current and future planned products, workforce reductions, global footprint rationalization and other third-party spend.
The strategic realignment initiative is expected to simplify our business and accelerate shareholder returns. We recorded in the aggregate approximately $128.0 million in business transition and transformation charges associated with the strategic realignment initiative.

Although we believe that the strategic realignment initiative will reduce overhead costs, enhance operational simplicity, and result in improved operating profit, we cannot guarantee that the strategic realignment initiative will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability and operational expectations. Risks associated with the continuing impact of the strategic realignment initiative also include additional unexpected costs, employee attrition beyond our intended reduction in force and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer, which could make it more difficult for us to hire new employees in the future, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we do not realize the expected benefits or synergies of the strategic realignment initiative, our business, stock price, financial condition, cash flows and results of operations could be negatively impacted.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management & Strategy
Cybersecurity is integral to our risk management approach. We are reliant on information technology, and any interruption, failure, or security breach-including cybersecurity incidents-could adversely impact our operations and business continuity.

To address these risks, we maintain a comprehensive, risk-based cybersecurity program focused on protecting sensitive data and systems. Our approach includes:
•Layered Security (defense-in-Depth): Implementing multiple levels of controls to safeguard against cyber threats.
•Employee Awareness: Delivering mandatory cybersecurity training, conducting phishing simulations, and fostering a culture of vigilance.
•Proactive Monitoring and Testing: Leveraging real-time monitoring, regular vulnerability assessments, and external audits to continuously evaluate and enhance defenses.
•Preparedness: Maintaining and testing business continuity and disaster recovery plans with scenarios such as simulated cyberattacks.
For more information on risks related to cybersecurity and data security, see Item 1A. “Risk Factors - Risks Related to Our Regulatory Environment” and “Risk Factors - General Risk Factors”. To date, no cybersecurity incidents or risks from cybersecurity threats have materially impacted our business strategy, results of operations, or financial condition.
Key Elements of Our Cybersecurity Program
Our cybersecurity program emphasizes:
•Threat Awareness and Risk Identification: Engaging with industry groups and third-party experts to stay ahead of emerging threats.
•Employee Training: Conducting annual training and phishing simulations to reinforce best practices.
•Advanced Safeguards: Deploying comprehensive technical measures, including firewalls, intrusion detection systems, penetration tests, anti-malware, encryption, and access controls to secure our systems and data.
•Vendor Management: Requiring contractual data protection safeguards and screening vendors for compliance during onboarding.
•Incident Response: Maintaining up-to-date response and recovery plans, validated through regular tabletop exercises.
•Compliance Standards: Adhering to recognized standards such as HITRUST, NIST CSF, ISO 27001, and PCI DSS.
•Insurance: Partnering with leading insurers to maintain cyber liability coverage.
Governance
Our Audit Committee oversees our cybersecurity program and its alignment with overall risk management. This includes monitoring cybersecurity, data privacy and IT risks.
Leadership of our cybersecurity efforts is provided by our VP, Global Information Security, a seasoned expert with over a decade of experience. This role ensures continuous program improvement and alignments with evolving threats and standards.
Our executive team, including our Chief Financial Officer and Chief Information Officer, receive regular briefings on:
•Cybersecurity trends and evolving threats;
•Program effectiveness and risk mitigation strategies; and
•Updates to regulatory and legal requirements related to data security and privacy.
These briefings ensure cybersecurity considerations are integrated into strategic decisions, resource allocation, and risk mitigation planning. In accordance with our incident response plan, any material cybersecurity incidents are promptly reported to the Audit Committee to maintain transparency and oversight.

ITEM 2.     PROPERTIES
Our U.S. corporate headquarters is located in Irvine, California. We manage our global operations based on two reporting segments. We own and or lease facilities globally that are utilized for research and development, engineering, sales, administrative, manufacturing, distribution and warehousing. The following is a summary of our material facilities:

Location	Ownership Status (Owned/Leased)	Approximate Square Footage	Lease Term	Business Segment	Primary Usage
Fukushima, Japan	Owned	358,000	N/A	Non-healthcare	Manufacturing and distribution
Pasir Gudang, Malaysia	Leased	329,000	April 2029	Healthcare	Manufacturing, warehousing and distribution
Irvine, California	Owned	314,000	N/A	Healthcare	Executive offices, engineering, research and development
Mexicali, Mexico	Leased	291,700	December 2025, May 2027, August 2029	Healthcare	Manufacturing, warehousing and distribution
Irvine, California	Leased	230,000	August 2025, November 2026, January 2032	Healthcare	Sales and administrative, warehousing, manufacturing and distribution
Shepherdsville, Kentucky	Leased	223,000	February 2029	Non-healthcare	Warehousing and distribution
Worthing, United Kingdom	Leased	151,000	August 2036	Non-healthcare	Warehousing, manufacturing and distribution
Zhuhai, China	Leased	142,000	May 2026	Non-healthcare	Manufacturing, warehousing and distribution
Kawasaki, Japan	Leased	115,000	September 2027	Non-healthcare	Manufacturing and distribution
Hudson, New Hampshire	Owned	87,000	N/A	Healthcare	Manufacturing, warehousing and distribution
Neuchatel, Switzerland	Owned	79,000	N/A	Healthcare	Sales and administrative
Oude Meer, Netherlands	Leased	62,000	January 2030	Healthcare	Warehousing and distribution
Carlsbad, California	Leased	50,000	June 2030	Non-healthcare	Sales and administrative
Riyadh, Saudi Arabia	Leased	33,000	April 2026, October 2026	Healthcare	Manufacturing, warehousing, distribution and trading
Eindhoven, Netherlands	Leased	17,000	December 2033	Non-healthcare	Sales and administrative
Worthing, United Kingdom	Owned	15,000	N/A	Non-healthcare	Engineering, research and development, sales and administrative
San Luis Ray, Mexico	Leased	11,000	December 2028	Healthcare	Manufacturing, warehousing and distribution
We also lease and occupy various other facilities throughout the world to operate our business. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by purchasing or leasing alternative or additional space.
ITEM 3.     LEGAL PROCEEDINGS
The information set forth in Note 24, “Commitments and Contingencies” to our accompanying consolidated financial statements under the caption “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the Nasdaq Global Select Market under the symbol “MASI”. As of January 24, 2025, the closing price of our stock was $170.24 per share, and the number of stockholders of record, excluding persons whose stock is in nominee or “street name” accounts through brokers, was 22.
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
The following stock performance graph compares total stockholder returns for our common stock from December 28, 2019 through December 28, 2024 against the Nasdaq Market Composite Index and Nasdaq Health Care Index, assuming a $100 investment made on December 28, 2019. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Masimo Corporation, the Nasdaq Market Composite Index, and
the Nasdaq Health Care Index

$300
$250
$200
$150
$100
$50
$0
12/29/2018
12/28/2019
1/2/2021
1/1/2022
12/31/2022
12/30/2023
12/28/2024
Masimo Corporation
Nasdaq Composite
Nasdaq Health Care**

*$100 invested on 12/28/2019 in stock or in index, including reinvestment of dividends. Indexes calculated on month-end basis.
**During fiscal 2023, the Nasdaq Medical Equipment Index was discontinued and replaced with the Nasdaq Health Care Index.
Stock Repurchase Programs
In June 2022, our Board approved a stock repurchase program, authorizing us to purchase up to 5.0 million shares of our common stock on or before December 31, 2027 (Repurchase Program). The Repurchase Program became effective in July 2022. We expect to fund the Repurchase Program through our available cash, cash expected to be generated from future operations, our Credit Facility and other potential sources of capital. The Repurchase Program can be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. No shares were repurchased pursuant to the Repurchase Program during the quarter ended December 28, 2024. As of December 28, 2024, 5.0 million shares remained available for repurchase pursuant to the Repurchase Program.

Withholdings of Equity Securities
During the year ended December 28, 2024, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of equity grants by withholding shares of our common stock, with an aggregate fair market value on the date of vesting equal to the tax withholding obligations, from the shares of our common stock actually issued in connection with such award. Shares withheld to satisfy tax withholding obligations for the years ended December 28, 2024 and December 30, 2023 were as follows (in millions, except shares withheld and per share amounts):

	Three Months Ended		Year Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Shares withheld	34,976	1,215	80,643	72,817
Average cost per share	$166.69	$92.15	$149.58	$177.89
Value of shares withheld	$5.8	$0.1	$12.1	$13.0
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
Executive Overview
We are a global technology company dedicated to improving lives. We aim to accelerate our growth strategies by continuously innovating and prioritizing patient care with a lens toward value-creation initiatives, including our Board of Directors’ (Board) commitment to a strategic review of all business activities.
Healthcare
Our healthcare business develops, manufactures and markets a variety of noninvasive patient monitoring technologies, hospital automation® and connectivity solutions, remote monitoring devices and consumer health products. Our healthcare products and patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software, cables and other services. We primarily sell our healthcare products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through our direct sales force, distributors and original equipment manufacturer (OEM) partners, such as GE Healthcare, Hillrom, Mindray, Philips, Physio-Control, Zoll, among others.
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

Our measurement technologies are available on many types of devices, from bedside hospital monitors like the Root® Patient Monitoring and Connectivity Hub, to various handheld and portable devices, and to the tetherless Radius PPG®, Radius VSM® and Masimo SafetyNet® remote patient surveillance solution. The Masimo Hospital Automation® Platform facilitates data integration, connectivity, and interoperability through solutions like Patient SafetyNet™, Iris®, iSirona®, Replica® and UniView® to facilitate more efficient clinical workflows and to help clinicians provide the best possible care, both in-person and remotely. Leveraging our expertise in hospital-grade technologies, we are also expanding our suite of products intended for use outside the hospital and products for home wellness, including Masimo Sleep™, a sleep quality solution; the Radius Tº®, a wireless wearable continuous thermometer; Radius PCG®, a wireless tetherless capnograph; and the Masimo W1® smart watch.

Non-Healthcare
Our non-healthcare business develops, manufactures, markets, sells and licenses premium home sound, integration technologies and accessories, along with complete high performance in-vehicle audio systems under iconic consumer brands such as Bowers & Wilkins™, Denon™, Marantz™, HEOS™, Classe™, Polk Audio, Boston Acoustics™, Definitive Technology™, which offer products with unparalleled quality and performance to consumers, professional sound studios and audiophiles worldwide. Our products are sold direct-to-consumers or through authorized retailers and wholesalers. We also license our audio technology to select luxury automotive manufacturers such as Aston Martin®, BMW®, Maserati®, McLaren®, Polestar® and Volvo®. We continue to expand our collaborations and brand partnerships, which include certain airlines for bespoke headphones allowing for the best in-flight audio experience; certain computer and laptop manufacturers allowing for a new experience within computer audio; and certain high-performance TV manufacturers, allowing for delivery of a range of integrated discreet audio devices and enclosures.
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
Outlook and Strategy
We are excited about the long-term prospects of patient care, hospital automation® and advancing our initiatives of making hospital quality patient monitoring available in the home and for home wellness needs. Healthcare ecosystems are rapidly evolving and becoming visibly more interconnected. Accelerated by the need to adapt to the post-pandemic world, more patient care is moving closer to the home. The widespread caregiver shortage demands transformative changes in the current healthcare space. Patients continue to gravitate toward products that can extend the reach of physicians without any compromise on the quality of care after a hospital visit or discharge.
We continue to seek out differentiated growth opportunities to cross-leverage technologies, bringing our core clinically superior solutions into the home and continue to advance our integration technologies into the hospital to advance hospital automation® connectivity and cloud-based technologies.

Economic Trends and Developments Affecting Our Business
The healthcare and non-healthcare markets we operate in are highly competitive and dynamic, and experienced a number of headwinds in 2023 and 2024, including but not limited to supply chain constraints, inflationary pressures, interest rates volatility, rising energy costs, transportation shortages, recessionary trends and foreign currency fluctuations. All of these have affected the global economic environment, along with the healthcare facility spending trends and consumer spending behaviors which ultimately affected our performance. While we experienced volatility in both our healthcare and non-healthcare segments, we continue to be optimistic about our long-term growth and prospects.
During 2023, we initiated various cost reduction actions to better optimize our cost structure with near-term revenue to enhance our operating cash flow, and improve our profitability for both segments going forward. Our initial focus was on a reduction of variable costs, with specific attention to eliminating cost inefficiencies in our supply chain and reducing variable labor spend and overhead costs in our production facilities by shifting manufacturing of certain products to lower cost locations. Through the second and third quarters of 2023, we expanded these actions by streamlining operations, including the consolidation and rationalization of business activities and facilities, workforce reductions, suspension of incentive bonus compensation and annual salary adjustments, transfers of product lines between manufacturing facilities, and the transfer of other business activities between facilities.
At the same time, we also revisited our revenue forecasts to reflect the current lower than expected U.S. hospital inpatient census, elevated sensor inventory levels at some customers due to discounting in prior quarters, and other factors that negatively affected revenues. Specifically, during fiscal year 2022 and into the early part of the second quarter of 2023, we sold products at a discount which led to elevated inventory levels at customers and delayed reordering for our single-patient use sensors and consumables and which, along with other factors, negatively impacted our business in the second quarter of 2023 and to a lesser extent in subsequent quarters.
During the fourth quarter 2024, we implemented a strategic realignment initiative to refocus on profitability, maximizing our return on invested capital, and driving stronger returns for our stockholders.
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
Contract Conversions and Installations
During the second quarter and continuing into the third and fourth quarters of 2023, we achieved substantial market share gains through contract acquisitions as new hospital customers continued to switch to Masimo technology at rapid rates. However, conversions of new customers who have contracted to switch to Masimo were less than expected due to continued labor shortages in hospitals and our OEM partners not being able to provide the patient monitoring equipment needed to complete the installations in a timely manner; thereby impacting our second, third and fourth quarter 2023 healthcare revenues. The installation challenges we experienced in fiscal 2023 increased our backlog systems installations into fiscal 2024 and is expected to carry over into fiscal 2025.
Despite these obstacles, we continue to be vigilant in our efforts to address the labor shortages, including engaging additional third-party installation service providers. Our hospital business continued to be strong, as our growth in contracting reflects. We remain confident that sensor utilization and sensor revenue growth rates will return to normal levels.

Ongoing Russian-Ukraine Conflict and Israel-Palestine-Iran War
We continue to monitor the uncertainty from conflicts and wars in Russia, the Ukraine and Israel, with respect to on-going business in such regions, and are continuing to support existing patient populations while remaining compliant with all applicable U.S. and EU sanctions and regulations, where applicable. While none of Russia, the Ukraine or Israel constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the current scope of the conflicts in either geographic region, including the Middle East, could have an impact on our business. In the interim, order acceptance for Russia has been halted. For the three and twelve months ended December 28, 2024 sales derived from customers based in Russia represented an immaterial percentage of our total revenue.
Executive Leadership and Board Transitions
At our 2024 Annual Meeting of Stockholders held on September 19, 2024, our stockholders voted to elect William Jellison and Darlene Solomon to our Board, the voting results of which were certified by the independent inspector of election on September 24, 2024. On September 19, 2024, Joe Kiani, our former Chairman and Chief Executive Officer, delivered a notice to our Board stating his decision to resign from his position as our CEO. On September 24, 2024, our Board appointed director Michelle Brennan to serve as our interim CEO, effective September 24, 2024, and the Board retained Korn Ferry to assist with CEO succession planning.
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
On January 21, 2025, the Company announced that the Board has appointed Catherine Szyman, as Chief Executive Officer of the Company, effective as of February 12, 2025 (the “Effective Date”). As of the Effective Date, Michelle Brennan will cease to serve as Interim Chief Executive Officer of the Company, a role that she has held since September 24, 2024. Ms. Brennan will continue to serve as member of the Board, and has been appointed to the role of Chairman of the Board while Mr. Koffey will serve in the role of Vice-Chairman of the Board.
In connection with Ms. Szyman’s appointment as CEO, the Board increased the authorized number of directors on the Board to nine and appointed Ms. Szyman to fill such vacancy created by the increase in directors, in each case effective as of the Effective Date. Ms. Szyman will serve as a Class II director until the 2025 Annual Meeting of Stockholders, at which the Class II directors are elected, until her successor is duly elected and has qualified, or until her earlier death, resignation or removal.
On February 12, 2025, changes were made to our management and Board, including the following: (a) Ms. Szyman became our new CEO and joined the Board as a Class II director; (b) Ms. Brennan stepped down from her position as Interim CEO and became the Chairman of the Board: and (c) Mr. Koffey stepped down from his position as Lead Independent Director and became Vice-chairman of the Board.
Executive Management Transitions
On November 13, 2024, in connection with its strategic shift to refocus on its core healthcare business, the Company terminated the employment of Tao Levy, the Company’s EVP, Business Development.
On February 6, 2025, the Company terminated the employment of Tom McClenahan, the Company’s EVP, General Counsel and Corporate Secretary, effective as of February 6, 2025.
Strategic Realignment Initiative
During the fourth quarter of 2024, our Board approved a strategic realignment initiative of our healthcare segment to drive progress towards a more streamlined and efficient organization, which included right-sizing the organization, cost rationalization, driving research and development efficiencies and enhancing key launch and innovation processes. The impact of the strategic realignment initiative resulted in charges of approximately $128.0 million for the three months ended December 28, 2024, which have been reflected in cost of goods sold and operating expenses in the accompanying consolidated statements of operations.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue:

	Year Ended December 28, 2024		Year Ended December 30, 2023
	Amount (in millions)	% of Revenue	Amount (in millions)	% of Revenue
Revenue:
Product revenue	$1,980.3	94.6%	$1,954.2	95.4%
Related party revenue - (Note 3)	114.1	5.4	93.9	4.6
Total revenue	2,094.4	100.0	2,048.1	100.0
Cost of goods sold	1,090.0	52.0	1,044.6	51.0
Gross profit	1,004.4	48.0	1,003.5	49.0
Operating expenses:
Selling, general and administrative	743.8	35.6	664.0	32.4
Research and development	222.8	10.6	175.2	8.6
Litigation settlements	0.5	—	17.8	0.9
Impairment charges, including intangible assets and goodwill - (Note 9 and Note 10)	304.0	14.5	10.0	0.5
Total operating expenses	1,271.1	60.7	867.0	42.3
Operating (loss) income	(266.7)	(12.7)	136.5	6.6
Non-operating loss	(38.6)	(1.8)	(48.4)	(2.4)
(Loss) income before provision for income taxes	(305.3)	(14.6)	88.1	4.3
(Benefit) provision for income taxes	(0.4)	—	6.6	0.3
Net (loss) income	$(304.9)	(14.6)%	$81.5	4.0%
Comparison of the Year ended December 28, 2024 to the Year ended December 30, 2023
Revenue. Revenue increased $46.3 million, or 2.3%, to $2,094.4 million for the year ended December 28, 2024, from $2,048.1 million for the year ended December 30, 2023.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of consumer audio visual and sound related products. The following table details our revenues by segment for each of the year ended December 28, 2024 and December 30, 2023:

	Segment Revenue ( in millions, except percentages)
	Year Ended December 28, 2024		Year Ended December 30, 2023		Increase/ (Decrease)	Percentage Change
Healthcare	$1,395.2	66.6%	$1,275.5	62.3%	$119.7	9.4%
Non-healthcare	699.2	33.4	772.6	37.7	(73.4)	(9.5)
Revenue by segment	$2,094.4	100.0%	$2,048.1	100.0%	$46.3	2.3%
Revenue for our healthcare segment increased 9.4%, or $119.7 million to $1,395.2 million for the year ended December 28, 2024, compared to $1,275.5 million for the year ended December 30, 2023. This increase was driven by continued growth in hospital contracting both inside and outside the U.S. as well as a return to normal hospital ordering patterns after a weak prior year. Revenues were unfavorably impacted by approximately $4.9 million of foreign exchange rate movements from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels increased $120.6 million, or 10.6%, to $1,263.6 million for the year ended December 28, 2024, compared to $1,143.0 million for the year ended December 30, 2023. Revenues from our OEM channel increased $1.1 million, or 0.8%, to $131.6 million for the year ended December 28, 2024, as compared to $130.5 million for the year ended December 30, 2023.

During the year ended December 28, 2024, we shipped approximately 234,600 noninvasive technology board monitors, a decrease of approximately 28,400 units, or 10.8%, over the year ended December 30, 2023.
For the year ended December 28, 2024, non-healthcare revenue decreased approximately $73.4 million, or 9.5%, compared to $772.6 million for the year ended December 30, 2023. During the year ended December 28, 2024, the non-healthcare segment was adversely impacted by a decline in consumer discretionary spending and higher interest rates, which affected the market for high-end audio systems, and home entertainment components and systems.
Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the years ended December 28, 2024 and December 30, 2023 were as follows:

Gross Profit (in millions, except percentages)
Year Ended December 28, 2024	Percentage of Revenues	Year Ended December 30, 2023	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$1,004.4	48.0%	$1,003.5	49.0%	$0.9	0.1%
Gross profit increased $0.9 million to $1,004.4 million for the year ended December 28, 2024, from $1,003.5 million for the year ended December 30, 2023, primarily due to increased sales volumes from our healthcare segment, which were primarily offset by decreased sales volumes from our non-healthcare segment and various charges for certain products that were earmarked “end of life” or included in the strategic realignment initiative, which are no longer going to be supported or expected to be brought to market. These inventory related charges also had a negative impact our gross profit as a percentage of revenue, which decreased to 48.0% for the year ended December 28, 2024, from 49.0% for the year ended December 30, 2023.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the years ended December 28, 2024 and December 30, 2023 were as follows:

Selling, General and Administrative (in millions, except percentages)
Year Ended December 28, 2024	Percentage of Revenues	Year Ended December 30, 2023	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$743.8	35.6%	$664.0	32.4%	$79.8	12.0%
Selling, general and administrative expenses increased $79.8 million, or 12.0%, to $743.8 million for the year ended December 28, 2024, from $664.0 million for the year ended December 30, 2023. This increase was primarily attributable to higher legal and professional fees of approximately $35.3 million, higher compensation and other employee-related costs of approximately $29.2 million, higher transaction-related costs of approximately of $19.0 million, and a write down of the capitalized costs associated with the property in Vancouver, British Columbia of approximately $16.0 million, offset by various insurance recoveries aggregating to approximately $10.0 million, lower occupancy and other office-related costs of approximately $9.7 million, and lower advertising and marketing-related expenses of approximately $0.3 million.
Additionally, for the year ended December 28, 2024, selling, general, and administrative expenses included legal and professional fees of approximately $33.3 million associated legal proceeding against Apple, Inc., approximately $27.6 million of costs associated with the reimbursement of Politan’s costs related to its proxy contest with the Company and the associated litigation, and $31.0 million of additional costs associated with the strategic realignment initiative, which include charges for severance packages related to workforce reductions, facility exit costs and lease impairments, and charges for patent and license abandonments. The costs reimbursed to Politan were for out-of-pocket expenses and were reviewed and approved unanimously by an independent committee of the Board.

Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the years ended December 28, 2024 and December 30, 2023 were as follows:

Research and Development (in millions, except percentages)
Year Ended December 28, 2024	Percentage of Revenues	Year Ended December 30, 2023	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$222.8	10.6%	$175.2	8.6%	$47.6	27.2%
Research and development expenses increased $47.6 million, or 27.2%, to $222.8 million for the year ended December 28, 2024 from $175.2 million for the year ended December 30, 2023, primarily due to higher write off of certain capitalized research and development costs for projects and products of approximately $22.9 million, higher compensation and employee-related costs of approximately $20.3 million, higher patent and other amortization costs of approximately $7.1 million and higher occupancy and other office-related costs of approximately $3.7 million, offset by lower engineering project costs of approximately $4.8 million, and lower professional fees of approximately $1.8 million.
In addition, for the year ended December 28, 2024, research and development expense included costs for certain charges related to the strategic realignment initiative, including charges for severance packages related to workforce reductions and the write off of certain capitalized research and development costs for projects and products that are no longer being supported and/or expected to be brought to market.
Litigation settlements. Litigation settlements consist primarily of litigation related settlements and other legal expenses. Litigation settlements for the years ended December 28, 2024 and December 30, 2023 were as follows:

Litigation Settlements (in millions, except percentages)
Year Ended December 28, 2024	Percentage of Revenues	Year Ended December 30, 2023	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$0.5	—%	$17.8	0.9%	$(17.3)	(173.0)%
Litigation settlements decreased $17.3 million to $0.5 million for the year ended December 28, 2024, as compared to $17.8 million for the year ended December 30, 2023.
Litigation settlements for the year ended December 30, 2023 consisted entirely of an award of approximately $17.8 million in attorneys’ fees and expenses we were ordered to pay by the Delaware Court of Chancery relating to Politan’s lawsuit against Masimo and certain of its current and former directors.
Impairment Charge: Impairment charge consists of charges or write downs of the carrying value of goodwill or other intangibles that exceed their estimated fair value, or recoverability, as applicable. Impairment charges for the years ended December 28, 2024 and December 30, 2023 were as follows:

Impairment Charge (in millions, except percentages)
Year Ended December 28, 2024	Percentage of Revenues	Year Ended December 30, 2023	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$304.0	14.5%	$10.0	0.5%	$294.0	1,651.7%
During the fourth quarter of 2024, we performed our annual indefinite-lived intangibles impairment analysis and, based on this assessment, we determined that the carrying value of certain indefinite-lived trademarks and goodwill in the non-healthcare reporting unit were impaired by approximately $304.0 million. For indefinite-lived intangibles, the fair values were estimated using the relief-from-royalty method under the income approach, which involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate.

For the non-healthcare reporting unit, we performed a quantitative assessment of goodwill impairment during the fourth quarter of 2024. We used a combination of both an income and a market approach to determine the fair value of the reporting unit. The income approach utilized the estimated discounted cash flows for the reporting unit, while the market approach utilized comparable company information. Estimates and assumptions used in the income approach to calculate projected future discounted cash flows included revenue growth rates, operating margins and a discount rate for the reporting unit. The discount rate was determined using a weighted average cost of capital for risk factors specific to the reporting unit and other market and industry data. For our non-healthcare reporting unit, goodwill was fully impaired such that the impairment expense was approximately $294.0 million.
We review goodwill, other intangibles and other long-lived assets with finite lives for impairment at least annually in the fourth quarter of the year or more frequently if an event occurs indicating the potential for impairment, and should our stock price, macro-economic market conditions or related forecast revisions market conditions continue to deteriorate, the result of such review may indicate additional declines in the fair value of goodwill or intangible assets, requiring additional impairment charges in the future. For goodwill, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of our reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference.
We performed a qualitative assessment for our healthcare reporting unit during the fourth quarter of 2024. Based on this assessment, we concluded that it was more likely than not that the healthcare reporting unit was greater than its carrying value. Accordingly, no further testing was required on this reporting unit.
During the third quarter of 2023, we experienced declines in our stock price and certain worsening macro-economic market conditions, which contributed to a significant decline in our market capitalization. Based on these factors, we determined that there was a triggering event for the three months ended September 30, 2023, which required an interim impairment assessment. Accordingly, we performed an interim impairment test of goodwill and indefinite-lived intangibles, and a recoverability test for other long lived assets with finite lives. This quantitative assessment indicated that the carrying value of certain trademarks in the non-healthcare reporting unit were impaired by approximately $7.0 million. In conjunction with this third quarter interim impairment quantitative assessment, we concluded that both the healthcare reporting unit’s and non-healthcare reporting unit’s respective estimated fair values exceeded their carrying values. Furthermore, recoverability tests performed for other long-lived assets with finite lives indicated no recoverability issues.
During the fourth quarter of 2023, we performed our annual indefinite-lived intangibles impairment analysis and, based on this assessment, we determined the carrying value of certain indefinite-lived trademarks in the non-healthcare reporting unit were impaired by approximately $3.0 million. For indefinite-lived intangibles, the fair values were estimated using the relief-from-royalty method under the income approach, which involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. For certain of these intangibles, the discount rate assumed in the analysis was 15.0%, and a 1.0% change would equate to approximately $12.0 million in fair value, all other variables remaining constant.
Non-operating Loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the years ended December 28, 2024 and December 30, 2023 was as follows:

Non-operating Loss (in millions, except percentages)
Year Ended December 28, 2024	Percentage of Revenues	Year Ended December 30, 2023	Percentage of Revenues	(Decrease)/ Increase	Percentage Change
$(38.6)	(1.8)%	$(48.4)	(2.4)%	$9.8	(20.2)%
Non-operating loss was $38.6 million for the year ended December 28, 2024 compared to $48.4 million of non-operating loss for the year ended December 30, 2023. This reduction in non-operating loss of approximately $9.8 million was primarily due to interest expense incurred under our various lines of credit and the borrowing facility of approximately $43.6 million, which was offset by $4.8 million of interest income on cash deposits in combination with approximately $0.2 million of net realized and unrealized foreign currency denominated transactions during the year ended December 28, 2024.

(Benefit) Provision for Income Taxes. Our (benefit) provision for income taxes for the years ended December 28, 2024 and December 30, 2023 were as follows:

(Benefit) Provision for Income Taxes (in millions, except percentages)
Year Ended December 28, 2024	Percentage of Revenues	Year Ended December 30, 2023	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$(0.4)	—%	$6.6	0.3%	$(7.0)	(106.1)%
Our (benefit) provision for income taxes was $(0.4) million for the year ended December 28, 2024 compared to $6.6 million for the year ended December 30, 2023. Our effective tax rate was 0.1% for the year ended December 28, 2024 compared to 7.5% for the year ended December 30, 2023. This decrease in our effective tax rate for the year ended December 28, 2024 resulted primarily from an increase in a non-deductible goodwill impairment, partially offset by a decrease in income tax credits from the year ended December 30, 2023.
We have made no provision for U.S. income taxes or foreign withholding taxes on approximately $911 million in accumulated earnings from our foreign subsidiaries as we expect that such amounts will continue to be indefinitely reinvested in operations outside the U.S. Our actual future effective income tax rate will depend on various factors, including the geographic composition of our pre-tax income, the amount of excess tax benefits realized from U.S. stock-based compensation, the amount of our research and development tax credits, the deductibility of executive compensation, changes in tax laws, changes in deferred tax asset valuation allowances and the recognition and derecognition of tax benefits associated with uncertain tax positions.
Comparison of the Year ended December 28, 2024 to the Year ended December 30, 2023
For a discussion regarding our financial condition and results of operations for the year ended December 28, 2024 as compared to the year ended December 30, 2023, refer to the discussion under the heading “Comparison of the Year ended December 28, 2024 to the Year ended December 30, 2023” in Item 7, which should be read in conjunction with Item 7, in each case, of our Annual Report on Form 10-K for the year ended December 30, 2023, filed with the SEC on February 28, 2024.
Liquidity, Capital Resources and Prospective Capital Requirements
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our Credit Facility. As of December 28, 2024, we had approximately $608.1 million in working capital, of which approximately $177.6 million was in cash and cash equivalents. In addition to net working capital, we had approximately $245.5 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Revolving Facility as compared to approximately $668.1 million in working capital and approximately $163.0 million in cash and cash equivalents at December 30, 2023.
We currently maintain a Credit Revolving Facility, which provides for $705.0 million of unsecured borrowings. The Credit Facility also provides for a sublimit of up to $50.0 million for the issuance of letters of credit. Proceeds from the Credit Facility are being used for general corporate, capital investment and expenditures and working capital needs. For further information see Note 15, “Debt”, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of December 28, 2024, we had cash totaling $78.2 million held outside of the U.S., of which approximately $28.6 million was accessible without additional tax cost and approximately $49.6 million was accessible at an incremental estimated tax cost of up to $0.3 million. We currently have sufficient domestic funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our domestic operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Our cash requirements depend on numerous factors, including, but not limited to, market acceptance of our technologies, our continued ability to commercialize new products and to create or improve our technologies and applications, expansion of our global footprint through acquisitions and/or strategic investments in technologies or technology companies, hedging and derivative activities, investments in property and equipment, the renewal of our Credit Facility, the impact of disruptions to the manufacturing industry supply chain for key components, inflation, repurchases of our stock under our authorized stock repurchase program, costs related to our domestic and international regulatory requirements and other long-term commitment and contingencies. For further information see Note 24,“Commitments and Contingencies” to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

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
Cash Flows

The following table summarizes our cash flows (in millions):
	Year Ended
	December 28, 2024	December 30, 2023
Net cash provided by (used in):
Operating activities	$196.4	$94.1
Investing activities	(51.2)	(81.2)
Financing activities	(125.6)	(57.1)
Effect of foreign currency exchange rates on cash	(6.4)	2.8
Increase in cash, cash equivalents, and restricted cash	$13.2	$(41.4)
Operating Activities. Cash provided by operating activities was approximately $196.4 million for the year ended December 28, 2024, generated primarily from operations which were increased by non-cash activities, including an impairment charge of $304.0 million, depreciation and amortization of $103.0 million, loss on disposal of inventory, equipment, and other assets of $98.7 million, and stock-based compensation of $41.5 million, which was partially offset by a deferred income tax benefit of $38.2 million. Other major changes in operating assets and liabilities include decreases in lease receivable, other non-current liabilities and other current assets of $12.7 million, $10.5 million and $6.6 million, respectively; an increase in accounts receivable, accrued compensation, accrued liabilities, accounts payable, deferred revenue and other contract-related liabilities, inventories, deferred costs and other contract assets, other non-current assets, and income taxes payable of $65.0 million, $22.2 million, $17.7 million, $14.8 million, $10.3 million, $7.5 million, $4.0 million, $2.3 million and $2.2 million, respectively, primarily due to timing of payments and costs associated with the strategic realignment initiative.
For the year ended December 30, 2023, cash provided by operating activities was approximately $94.1 million, generated primarily from net income from operations of $81.5 million. This was increased by non-cash activities, including depreciation and amortization of $98.3 million an impairment charge of $10.0 million, and stock-based compensation of $7.0 million, partially offset by a deferred income tax benefit of $35.6 million. Other major changes in operating assets and liabilities include decreases in accounts receivable, accrued compensation, accrued liabilities, accounts payable, income taxes payable and lease receivable of $88.2 million, $26.8 million, $22.8 million, $19.6 million $15.1 million and $1.7 million, respectively, primarily due to the our cost reduction strategy; an increase in inventories, other non-current liabilities, other non-current assets, deferred costs and other contract assets, other current assets and deferred revenue and other contract-related liabilities of $69.2 million, $14.4 million, $8.6 million, $7.1 million, $3.6 million and $3.0 million, respectively, primarily due to timing of payments and inventory build-up.
Investing Activities. Cash used in investing activities for the year ended December 28, 2024 was approximately $51.2 million, consisting primarily of approximately $31.1 million of capitalized intangible asset costs related primarily to software development, approximately $20.0 million for purchases of property and equipment and approximately $0.1 million of strategic investments.

For the year ended December 30, 2023, cash used in investing activities was approximately $81.2 million, consisting primarily of approximately $44.0 million for purchases of property and equipment, approximately $43.7 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees, and approximately $1.0 million of strategic investments, which were offset by approximately $7.5 million from escrow funds associated with a business combination.
Financing Activities. Cash used in financing activities for the year ended December 28, 2024 was approximately $125.6 million, consisting primarily of repayments on the line of credit of approximately $237.8 million and withholding of shares for employee payroll taxes for vested equity awards of approximately $11.8 million, which were offset by proceeds from borrowings under the line of credit of approximately $98.8 million and the issuance of common stock related to employee equity awards of approximately $25.2 million.
For the year ended December 30, 2023, cash used in financing activities was approximately $57.1 million, consisting primarily of repayments on the line of credit of approximately $240.2 million, and withholding of shares for employee payroll taxes for vested equity awards of approximately $12.9 million, which were offset by proceeds from borrowings under the line of credit of approximately $189.0 million and the issuance of common stock related to employee equity awards of approximately $7.0 million.
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

Changes in the types and quantity of equity awards, as well as the fair market value of our stock may impact the cost of future stock option grants. In general, to the extent that the fair market value of our stock increases, the overall cost of granting these options will also increase. Any changes in the assumptions, judgments and estimates mentioned above could cause our actual stock-based compensation expense to vary, resulting in changes to future earnings. For further information, see Note 20, “Stock-Based Compensation” to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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
Recent Accounting Pronouncements
For details regarding any recently adopted and recently issued accounting standards, see Note 2, “Summary of Significant Accounting Policies” to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of December 28, 2024, the carrying value of our cash equivalents approximated fair value. We manage our risk associated with interest rate fluctuations related to interest expenses under our Credit Facility by engaging in hedging activities. Since July 2022, we have entered into various interest rate swap contracts to hedge our exposure to changes in cash flows associated with our outstanding debt with variable interest rates. The interest rate swap contracts have maturities averaging five years or less. See Note 17, “Derivative Instruments and Hedging Activities”, to our accompanying consolidated financial statements included in Item 15(a) of this Annual Report on Form 10-K for further details.
A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments, interest income and Credit Facility by approximately $0.1 million for each $10.0 million in interest-bearing investments and by $0.1 million for each additional $10.0 million of debt.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest expense by approximately $1.0 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the quarter ended December 28, 2024 and approximately $0.4 million based on average debt outstanding, after consideration of our interest rate swap contracts for the year ended December 28, 2024.
We sponsor multiple defined benefit pension plans covering certain international employees. The aggregate fair value of the plans’ investments was $22.8 million as of December 28, 2024. The plans’ assets may be subject to market risk, interest rate risk, and credit risk, which may affect the value of the plans’ assets and the funding of the plans.
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
We do not use derivatives or financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of December 28, 2024 would have resulted in an estimated reduction of $47.5 million in reported pre-tax income for the year ended December 28, 2024. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
Inflation Risk
We believe that inflationary pressures on commodity prices, labor costs, and transportation directly impacted our business segments during the year ended 2024, in particular, our consumer products and non-healthcare business segment. Though we believe that the easing of interest rates throughout 2024 had a positive impact on the return of consumer discretionary spending, any inherent volatility could have a significant material adverse effect on our business, financial condition or results of operations, and may have an adverse effect on us in the future. We are unable to estimate or determine the exact impact of inflation on our global business, financial condition or results of operations during the periods presented.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2024.

Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 28, 2024. Their attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 28, 2024 is included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the three months ended December 28, 2024, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
During the three months ended December 28, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name and Title of the Director or Officer	The Date on Which the Director or Officer Adopted or Terminated the Trading Arrangement	Duration of the Trading Arrangement (1)	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Trading Arrangement
Tom McClenahan, Former EVP, General Counsel	December 10, 2024	September 12, 2025	4,404 Shares of Masimo Common Stock; 19,000 Shares Subject to Options to Purchase Shares of Masimo Common Stock	(2)
Bilal Muhsin, Chief Operating Officer	December 13, 2024	June 16, 2025	5,000 Shares of Masimo Common Stock; 10,000 Shares Subject to Options to Purchase Shares of Masimo Common Stock	(2)
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
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2025 (2025 Proxy Statement).
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement.

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

3.5	Second Amendment to Fifth Amended and Restated Bylaws adopted on October 31, 2024.

4.1
Amended Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 16, 2022).

4.2#	Masimo Retirement Savings Plan (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

4.3	Description of Securities of Masimo Corporation.

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

10.19^
Third Amendment Agreement, dated August 1, 2024, entered into by and between Industrial Vallera de Mexicali, S.A. de C.V and Masimo Corporation (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024).

10.20
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

10.21
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

Exhibit Number	Description of Document

10.22+
Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (No. 333-142171) originally filed with the Securities and Exchange Commission on April 17, 2007).

10.23
Services Agreement, effective January 1, 2007, between Willow Laboratories, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (No. 333-142171) originally filed with the Securities and Exchange Commission on April 17, 2007).

10.24†
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

10.25
Third Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2016).

10.26
Single-Tenant Lease, relating to the premises at 9600 Jeronimo, dated as of July 13, 2016, by and between Masimo Corporation and The Irvine Company LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2016).

10.27*†
Third Amendment to Settlement Agreement and Release of Claims, dated as of September 1, 2016, by and among Masimo Corporation and Cercacor Laboratories, Inc., and Medtronic Plc., Covidien LP, Nellcor Puritan Bennett LLC and Covidien Holdings Inc.

10.28†
Settlement Agreement, dated November 5, 2016, by and between Masimo Corporation, Masimo International Technologies SARL and Masimo International SARL and Koninklijke Philips N.V. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2016).

10.29#
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

10.32#
2007 Severance Protection Plan Participation Agreement, dated March 16, 2018, by and between the Company and Tao Levy (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2018).

10.33†
Purchase and Sale Agreement, dated February 14, 2022, by and between Masimo Canada, ULC and Keltic (Prior) Development Limited Partnership (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2022).

10.34#
Offer Letter, dated April 1, 2022, between the Company and Blair Tripodi (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2022).

10.35#	Amended and Restated 2007 Severance Protection Plan, Limited Participation Agreement, dated November 13, 2023 between the Company and Blair Tripodi.

10.36
Credit Agreement dated as of April 11, 2022 among Masimo Corporation, as the Borrower, the Lenders and issuing banks party hereto and Citibank, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2022).

10.37
First Amendment to Credit Agreement, dated as of May 16, 2022, among Masimo Corporation, each of the lenders party hereto with an Incremental Revolving Commitment, each Issuing Bank and CITIBANK, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2022).

Exhibit Number	Description of Document

10.38(25)#
Amended and Restated 2007 Severance Protection Plan Agreement, dated March 30, 2022, by and between the Registrant and Micah Young (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2022).

10.39^†
Lease agreement, dated as of August 21, 2021, related to Land at Dale Road, Worthing, West Sussex by and between Londonmetric Distribution Limited and B&W Group Limited and DEI Sales, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.40^†
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

10.42†
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

10.44^†
OEM/ODM Agreement, dated as of February 24, 2012, between Tymphany HK Ltd. and D&M Holdings, Inc. (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.45†
Quality Agreement, dated as of February 24, 2012, between Tymphany HK Ltd and D&M Holdings, Inc. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.46^†
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

10.48†
Amendment No. 1 to the License Agreement, by and between Harman International Industries, Incorporated and B&W Group Ltd. effective as of October 1, 2014, is entered into and made effective as of October 13, 2020 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.49
Guarantee, dated as of October 11, 2020, between Sound United, LLC and Harman International Industries, Incorporated (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.50†
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

10.52†
Special Overdraft Agreement, dated February 27, 2020, by and between Mizuho Bank and D&M Holding Co., Ltd. (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022).

10.53
Amendment to Special Overdraft Agreement, dated February 28, 2023, by and between Mizuho Bank and Masimo Corporation (incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023).

10.54^
Consent, dated September 18, 2024, by and between Masimo Corporation and Citibank as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024).

Exhibit Number	Description of Document

10.55^
Syndicate Loan dated September 24, 2024, between D&M Holdings, Inc,. as the Borrower, and The Shoko Chukin Bank, Ltd., as Agent, and The Ashikaga Bank, Ltd. and Kiraboshi Bank, Ltd. as Lenders (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024).

10.56^
Agreement on Fees Pertaining to Syndicate Loan dated September 24, 2024 between D&M Holdings Inc. as the Borrower, and The Shoko Chukin Bank, Ltd. and others as the Participating Financial Institutions (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024).

10.57^
Mizuho Loan Agreement dated September 30, 2024, between D&M Holdings, Inc., as the Borrower, and Mizuho Bank Ltd., as Lender (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024).

10.58^
Mizuho Loan Agreement Provisions, between D&M Holdings, Inc, and Mizuho Bank Ltd. (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024).

10.59#
Employment Agreement, by and between Masimo Corporation and Michelle Brennan, dated November 11, 2024 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2024).

10.60#
Offer Letter, by and between Masimo Corporation and Catherine Szyman, dated January 17, 2025 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2025).

19*	Masimo Insider Trading Policy.

21.1*	List of Registrant’s Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Michelle Brennan, Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Michelle Brennan, Chairman of the Board, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Masimo Corporation Clawback Policy.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

___________
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023, (ii) Consolidated Statements of Operations for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, (v) Consolidated Statements of Cash Flows for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, and (vi) Notes to Consolidated Financial Statements.
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
^    Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule so furnished.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.
ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 25, 2025	By:	/s// MICHELLE BRENNAN
Michelle Brennan
Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s// MICHELLE BRENNAN	Chairman of the Board (Principal Executive Officer)	February 25, 2025
Michelle Brennan

/s/ MICAH YOUNG	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2025
Micah Young

/s/ PAUL HATAISHI	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 25, 2025
Paul Hataishi

/s// QUENTIN KOFFEY	Vice Chairman of the Board and Director	February 25, 2025
Quentin Koffey

/s/ ROBERT CHAPEK	Director	February 25, 2025
Robert Chapek

/s/ WILLIAM JELLISON	Director	February 25, 2025
William Jellison

/s/ WENDY LANE	Director	February 25, 2025
Wendy Lane

/s/ CRAIG REYNOLDS	Director	February 25, 2025
Craig Reynolds

/s/ TIMOTHY SCANNELL	Director	February 25, 2025
Timothy Scannell

/s/ DARLENE SOLOMON	Director	February 25, 2025

Darlene Solomon

/s// CATHERINE SZYMAN	Director	February 25, 2025
Catherine Szyman

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
MASIMO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2025 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with ASU 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023 and 2022.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Impairment assessment of goodwill, indefinite-lived intangible assets, and long-lived assets – non-healthcare segment
As described further in Note 2 and Note 9 to the consolidated financial statements, the Company tests indefinite-lived intangible assets and goodwill annually for impairment, or more frequently when events or changes in circumstances indicate that indefinite-lived intangible assets or goodwill might be impaired. In addition, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company performed a quantitative impairment assessment for both its non-healthcare indefinite-lived intangible assets and its non-healthcare reporting unit during the fourth quarter of 2024 as part of its annual impairment assessment. The Company also assessed the recoverability of the non-healthcare segment’s long-lived assets. We identified certain significant assumptions within the valuations performed to determine the fair value of both the non-healthcare indefinite-lived intangible assets and the non-healthcare reporting unit and the assessment of the recoverability of the non-healthcare long-lived assets as a critical audit matter.
The principal considerations for our determination that certain significant assumptions within the valuations performed to determine the fair value of both the non-healthcare indefinite-lived intangible assets and the non-healthcare reporting unit and the assessment of the recoverability of the non-healthcare long-lived assets is a critical audit matter are that the determination of the fair values and probability weighted recoverability test of such assets required management to make significant estimates and assumptions related to the discount rate used, forecasted revenues, and scenario probabilities, including the potential separation of Sound United scenario. This required a high degree of auditor judgment, including professionals with specialized skill and knowledge, in auditing these assumptions made by management.
Our audit procedures related to certain significant assumptions within the valuations performed to determine the fair value of both the non-healthcare indefinite-lived intangible assets and the non-healthcare reporting unit and the assessment of the recoverability of the non-healthcare long-lived assets included the following, among others.
•We tested the probability scenarios used in the probability weighted recoverability test through corroborative inquiry and inspection of available information that either corroborated or contradicted management’s conclusions.
•We assessed the appropriateness of the valuation methodologies utilized and the discount rate selected by management with the assistance of our valuation professionals with specialized skill and knowledge.
•We tested the forecasted revenues by assessing the reasonableness of management’s forecast compared to historical results and forecasted market and industry trends.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2006.
Newport Beach, California
February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 28, 2024, and our report dated February 25, 2025 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Newport Beach, California
February 25, 2025

MASIMO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 28, 2024	December 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$177.6	$163.0
Trade accounts receivable, net of allowance for credit losses of $5.2 and $4.8 at December 28, 2024 and December 30, 2023, respectively	411.3	348.2
Related party receivables - (Note 3)	15.2	7.3
Inventories	459.2	545.0
Asset held for sale	17.4	—
Other current assets	145.1	168.4
Total current assets	1,225.8	1,231.9
Lease receivable, non-current	58.7	71.4
Deferred costs and other contract assets	61.0	57.3
Property and equipment, net	381.6	424.4
Customer relationships, net - (Note 9)	157.6	177.7
Acquired technologies, net - (Note 9)	102.9	129.4
Other intangible assets, net	90.4	112.8
Trademarks - (Note 9)	207.3	232.4
Goodwill	96.7	407.7
Deferred tax assets	143.6	107.2
Other non-current assets	100.1	89.3
Total assets	$2,625.7	$3,041.5
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$252.8	$251.5
Accrued compensation	83.6	62.6
Deferred revenue and other contract-related liabilities, current	95.5	87.3
Other current liabilities	185.8	162.4
Total current liabilities	617.7	563.8
Long-term debt	727.9	871.7
Deferred tax liabilities	100.1	111.7
Other non-current liabilities	128.1	129.5
Total liabilities	1,573.8	1,676.7
Commitments and contingencies - (Note 24)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 shares authorized; 0.0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100.0 shares authorized; 53.6 and 52.8 shares issued and outstanding at December 28, 2024 and December 30, 2023, respectively	0.1	0.1
Treasury stock, 19.5 and 19.5 shares at December 28, 2024 and December 30, 2023, respectively	(1,169.2)	(1,169.2)
Additional paid-in capital	838.3	783.4
Accumulated other comprehensive loss	(108.2)	(45.3)
Retained earnings	1,490.9	1,795.8
Total stockholders’ equity	1,051.9	1,364.8
Total liabilities and stockholders’ equity	$2,625.7	$3,041.5
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)

	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Revenue:
Product revenue	$1,980.3	$1,954.2	$1,932.8
Related party revenue - (Note 3)	114.1	93.9	103.0
Total revenue	2,094.4	2,048.1	2,035.8
Cost of goods sold	1,090.0	1,044.6	977.0
Gross profit	1,004.4	1,003.5	1,058.8
Operating expenses:
Selling, general and administrative	743.8	664.0	657.4
Research and development	222.8	175.2	191.4
Litigation settlements	0.5	17.8	—
Impairment charges, including intangible assets and goodwill - (Note 9 and Note 10)	304.0	10.0	—
Total operating expenses	1,271.1	867.0	848.8
Operating (loss) income	(266.7)	136.5	210.0
Non-operating loss	(38.6)	(48.4)	(16.6)
(Loss) income before provision for income taxes	(305.3)	88.1	193.4
(Benefit) provision for income taxes	(0.4)	6.6	49.9
Net (loss) income	$(304.9)	$81.5	$143.5

Net (loss) income per share:
Basic	$(5.72)	$1.54	$2.68
Diluted	$(5.72)	$1.51	$2.60

Weighted-average shares used in per share calculations:
Basic	53.3	52.8	53.6
Diluted	53.3	54.1	55.2
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Net (loss) income	$(304.9)	$81.5	$143.5
Other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain from foreign currency translation adjustments	(61.8)	(45.1)	4.9
Net change in retirement obligations	0.2	(2.9)	(2.6)
Unrealized (loss) gain on cash flow hedge(1)	(1.3)	(8.8)	14.7
Total comprehensive (loss) income	$(367.8)	$24.7	$160.5
______________
(1) See Note 17, “Derivative Instruments and Hedging Activities”, for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	55.3	$0.1	16.5	$(767.7)	$752.5	$(5.5)	$1,570.8	$1,550.2
Stock options exercised	0.1	—	—	—	7.4	—	—	7.4
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(25.4)	—	—	(25.4)
Stock-based compensation	—	—	—	—	47.7	—	—	47.7
Repurchases of common stock	(3.0)	—	3.0	(401.5)	—	—	—	(401.5)
Net change on pension obligations	—	—	—	—	—	(2.6)	—	(2.6)
Unrealized gain on cash flow hedge	—	—	—	—	—	14.7	—	14.7
Net income	—	—	—	—	—	—	143.5	143.5
Foreign currency translation adjustment	—	—	—	—	—	4.9	—	4.9
Balance at December 31, 2022	52.5	0.1	19.5	(1,169.2)	782.2	11.5	1,714.3	1,338.9
Stock options exercised	0.2	—	—	—	7.1	—	—	7.1
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(12.9)	—	—	(12.9)
Stock-based compensation	—	—	—	—	7.0	—	—	7.0
Net change on pension obligations	—	—	—	—	—	(2.9)	—	(2.9)
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(8.8)	—	(8.8)
Net income	—	—	—	—	—	—	81.5	81.5
Foreign currency translation adjustment	—	—	—	—	—	(45.1)	—	(45.1)
Balance at December 30, 2023	52.8	0.1	19.5	(1,169.2)	783.4	(45.3)	1,795.8	1,364.8
Stock options exercised	0.6	—	—	—	25.2	—	—	25.2
Restricted/Performance stock units vested	0.3	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(11.8)	—	—	(11.8)
Stock-based compensation	—	—	—	—	41.5	—	—	41.5
Net change on pension obligations	—	—	—	—	—	0.2	—	0.2
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(1.3)	—	(1.3)
Net (loss)	—	—	—	—	—	—	(304.9)	(304.9)
Foreign currency translation adjustment	—	—	—	—	—	(61.8)	—	(61.8)
Balance at December 28, 2024	53.6	$0.1	19.5	$(1,169.2)	$838.3	$(108.2)	$1,490.9	$1,051.9
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net (loss) income	$(304.9)	$81.5	$143.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	103.0	98.3	136.1
Stock-based compensation	41.5	7.0	47.7
Amortization of debt issuance costs	1.9	1.9	1.4
Loss on disposal of inventory, equipment and other assets	98.7	0.8	0.5
Provision for credit losses	1.1	1.1	1.3
Benefit from deferred income taxes	(38.2)	(35.6)	(39.3)
Impairment charges	304.0	10.0	—
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(65.0)	88.2	(144.1)
(Increase) decrease in related party receivable	(7.9)	2.0	5.6
(Increase) decrease in inventories	(7.5)	(69.2)	(155.9)
(Increase) decrease in other current assets	6.6	(8.6)	(7.4)
(Increase) decrease in lease receivable, net	12.7	1.7	(12.8)
(Increase) decrease in deferred costs and other contract assets	(4.0)	(14.4)	(13.4)
(Increase) decrease in other non-current assets	(2.3)	3.0	(4.9)
Increase (decrease) in accounts payable	14.8	(19.6)	60.5
Increase (decrease) in accrued compensation	22.2	(26.8)	(9.3)
Increase (decrease) in deferred revenue and other contract-related liabilities	10.3	7.1	28.1
Increase (decrease) in income taxes payable	2.2	(15.1)	3.8
Increase (decrease) in accrued liabilities	17.7	(22.8)	(16.1)
Increase (decrease) in other non-current liabilities	(10.5)	3.6	4.1
Net cash provided by (used in) operating activities	196.4	94.1	29.4
Cash flows from investing activities:
Purchases of property and equipment, net	(20.0)	(44.0)	(52.8)
Increase in intangible assets	(31.1)	(43.7)	(3.5)
Business combinations, net of cash acquired	—	7.5	(999.7)
Other strategic investing activities	(0.1)	(1.0)	(1.7)
Net cash (used in) provided by investing activities	(51.2)	(81.2)	(1,057.7)
Cash flows from financing activities:
Borrowings under revolving line of credit	98.8	189.0	1,083.9
Repayments under revolving line of credit	(237.8)	(240.2)	(135.4)
Proceeds from issuance of common stock	25.2	7.0	8.1
Repurchases of common stock	—	—	(401.5)
Payroll tax withholdings on behalf of employees for stock options	(11.8)	(12.9)	(25.4)
Debt issuance costs	—	—	(9.3)
Net cash (used in) provided by financing activities	(125.6)	(57.1)	520.4
Effect of foreign currency exchange rates on cash	(6.4)	2.8	(30.9)
Net increase in cash, cash equivalents and restricted cash	13.2	(41.4)	(538.8)
Cash, cash equivalents and restricted cash at beginning of period	168.2	209.6	748.4
Cash, cash equivalents and restricted cash at end of period	$181.4	$168.2	$209.6
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Company
Masimo Corporation (the “Company”) is a global technology company that develops, manufactures and markets a wide array of patient monitoring technologies, as well as automation and connectivity solutions. The Company’s mission is to improve patient outcomes, reduce the cost of care and take noninvasive monitoring to new sites and applications. The Company operates two reportable segments: healthcare and non-healthcare.
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
During the fourth quarter of 2024, our Board approved a strategic realignment initiative of the Company’s healthcare segment to drive progress towards a more streamlined and efficient organization, which included right-sizing the organization, cost rationalization, driving research and development efficiencies and enhancing key launch and innovation processes. The impact of the strategic realignment initiative resulted in charges of approximately $128.0 million for the three months ended December 28, 2024, which have been reflected as cost of goods sold for approximately $61.0 million, as selling, general and administrative expenses for approximately $31.0 million, and as research and development for approximately $36.0 million in the accompanying consolidated statements of operations. Included in these charges were accrued severance for workforce reductions, of which approximately $4.3 million was accrued as of December 28, 2024.
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
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 weeks while a 53 week fiscal year includes three 13 week fiscal quarters and one 14 week fiscal quarter. The Company’s last 53 week fiscal year was fiscal year 2020. Fiscal year 2024 was a 52 week fiscal year ended December 28, 2024. The Company’s next 53 week year will be fiscal year 2025. All references to years in these notes to consolidated financial statements are fiscal years unless otherwise noted.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at December 28, 2024:

			Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$101.0		$101.0	$—	$—
Money market funds	76.6		76.6	—	—
Pension assets:
Cash and cash equivalents	(1.3)	(1)	(1.3)	—	—
Equity securities	9.3		9.3	—	—
Debt securities	9.6		9.6	—	—
Real estate funds	3.6		—	3.6	—
Alternative investments	1.4		—	1.4	—
Other	0.2		—	0.2	—
Equity securities	1.3		1.3	—	—
Derivative instruments - cash flow hedges(2)	6.8		6.8	—	—
Derivative instruments - warrants	0.7		0.7	—	—
Total assets	$209.2		$204.0	$5.2	$—

Liabilities
Derivative instruments - cash flow hedge	$0.1		$0.1	$—	$—
Pension benefit obligation	31.8		31.8	—	—
Total liabilities	$31.9		$31.9	$—	$—
______________
(1)     Due to the timing of a cash transfer, there was a payable as of December 28, 2024, resulting in a negative allocation as of year end.
(2)    Includes accrued interest.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at December 30, 2023:

			Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$87.0		$87.0	$—	$—
Money market funds	76.0		76.0	—	—
Pension assets:
Cash and cash equivalents	(1.2)	(1)	(1.2)	—	—
Equity securities	8.1		8.1	—	—
Debt securities	10.7		9.9	0.8	—
Real estate funds	3.1		—	3.1	—
Alternative investments	1.9		—	1.9	—
Other	0.5		—	0.5	—
Equity securities	1.7		1.7	—	—
Derivative instruments - cash flow hedges	11.6		11.6	—	—
Derivative instruments - warrants	1.0		1.0	—	—
Total assets	$200.4		$194.1	$6.3	$—

Liabilities
Derivative instruments - cash flow hedge(2)	$3.6		$3.6	$—	$—
Pension benefit obligation	32.6		32.6	—	—
Total liabilities	$36.2		$36.2	$—	$—
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Furthermore, the Company did not elect to apply the fair value option to specific assets or liabilities on a contract-by-contract basis. The Company did not have any transfers between Level 2 and Level 3 during the years ended December 28, 2024 and December 30, 2023.
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
Changes in the product warranty accrual were as follows:

	Year Ended
(in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Product warranty accrual, beginning of period	$8.6	$10.6	$2.5
Increase related to acquisition, net of reserve	—	—	8.4
Accrual for warranties issued	9.1	7.8	1.8
Changes in pre-existing warranties (including changes in estimates)	(5.4)	(7.5)	4.7
Settlements made	(3.1)	(2.3)	(6.8)
Product warranty accrual, end of period	$9.2	$8.6	$10.6
Advertising Costs
Advertising costs include certain advertising, marketing and endorsement agreement fees. Advertising costs are expensed as incurred. Endorsement fees associated with product endorsers are expensed on a straight-line basis over the term of the agreement. Advertising costs are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Prepayments made under endorsement agreements are included in other current assets or other non-current assets, depending on the period to which the prepayments applies. Certain endorsement agreements provide for royalty payments to endorsers based on sales of particular products, which the Company records in selling, general and administrative expense as the related sales occur. Advertising costs for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, were $58.2 million, $61.4 million and $49.3 million, respectively.
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
Net (Loss) Income Per Share
A computation of basic and diluted net (loss) income per share is as follows:

	Year Ended
(in millions, except per share amounts)	December 28, 2024	December 30, 2023	December 31, 2022
Net (loss) income	$(304.9)	$81.5	$143.5
Basic net (loss) income per share:
Weighted-average shares outstanding - basic	53.3	52.8	53.6
Net (loss) income per basic share	$(5.72)	$1.54	$2.68
Diluted net (loss) income per share:
Weighted-average shares outstanding - basic	53.3	52.8	53.6
Diluted share equivalents: stock options, RSUs and PSUs	—	1.3	1.6
Weighted-average shares outstanding - diluted	53.3	54.1	55.2
Net (loss) income per diluted share	$(5.72)	$1.51	$2.60

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. In periods when the Company has a net loss, equity awards are excluded from the calculation of earnings per share as their inclusion would have an antidilutive effect. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For each of the years ended December 28, 2024, December 30, 2023 and December 31, 2022, weighted options to purchase 1.1 million, 1.2 million and 0.8 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net (loss) income per share because the effect of including such shares would have been antidilutive in the applicable period. For each of the years ended December 30, 2023 and December 31, 2022, certain RSUs were considered contingently issuable shares as their vesting was contingent upon the occurrence of certain future events. Since such events have not occurred and were not considered probable of occurring as of December 30, 2023 and December 31, 2022, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares.
On October 24, 2024, following a review by outside counsel, the Board adopted resolutions to terminate the employment of Mr. Kiani, our former Chairman and Chief Executive Officer, effective October 24, 2024. In connection with the Board’s determination, the 2.7 million RSU grant to Mr. Kiani was cancelled and the 2.7 million weighted-average shares related to such RSUs have continued to be excluded from the calculation of potential shares for the year ended December 28, 2024. For additional information with respect to these RSUs, please see “Employment and Severance Agreements” in Note 24, “Commitments and Contingencies”.
Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Year Ended
(in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Cash paid during the year for:
Interest expense	$39.1	$51.0	$23.0
Income taxes	41.9	54.4	87.3
Operating lease liabilities	24.6	22.4	17.2

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$28.6	$16.3	$—

Non-cash investing activities:
Unpaid purchases of property and equipment	$0.7	$0.2	$3.8

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$0.1	$—	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$177.6	$163.0	$202.9
Restricted cash	3.8	5.2	6.7
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$181.4	$168.2	$209.6

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted with retrospective application to all prior periods presented. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company retrospectively adopted this standard during the fiscal year ended December 28, 2024. See Note 25,”Segment and Enterprise Reporting”, for further details on the impact of the adoption of this standard.
Recently Announced Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard requires companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU No. 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on our consolidated financial statements upon adoption.
In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU No. 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. In January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU No. 2024-03. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of this new standard on our consolidated financial statements upon adoption.
3. Related Party Transactions
On October 24, 2024, following a review by outside counsel, the Board adopted resolutions to terminate the employment of Mr. Kiani, our former Chairman and Chief Executive Officer, effective October 24, 2024. See Note 24, “Commitments and Contingencies”, for further details.
Willow Laboratories, Inc. (Willow), formerly known as Cercacor Laboratories, Inc., is an independent entity that was spun off from the Company to its stockholders in 1998. Joe Kiani, the Company’s former Chairman and Chief Executive Officer (CEO), is also the Chairman and CEO of Willow. Effective as of January 3, 2016, in connection with changes in the capital structure of Willow, the Company determined that Willow was no longer required to be consolidated. Although the Company believes that Willow continues to be considered a variable interest entity, the Company has determined that it is no longer the primary beneficiary of Willow as it does not have the power to direct the activities of Willow that most significantly impact Willow’s economic performance and has no obligation to absorb Willow’s losses.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is a party to the following agreements with Willow:
•Cross-Licensing Agreement - The Company and Willow are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology, which is a perpetual global license. Prior to a change in control, which is defined in the Willow Cross-Licensing Agreement to include, among other things, Mr. Kiani ceasing to serve as CEO of either the Company or Willow, the Company’s annual minimum royalty obligation is $5.0 million. Upon a change in control of the Company or Willow: (i) all rights to the “Masimo” trademark will be assigned to Willow if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark; (ii) the option to license technology developed by Willow for use in blood glucose monitoring will be deemed automatically exercised and a $2.5 million license fee for this technology will become immediately payable to Willow; and (iii) the minimum aggregate annual royalties payable to Willow for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and/or glucose measurements will increase to $15.0 million per year until the exclusivity period of the agreement ends, plus up to $2.0 million for each additional rainbow® parameter (with no maximum ceiling for non-vital sign measurements). Any payment due annually to Willow resulting from a change in control of the Company is less than what the Company paid to Willow for licensing rights in 2022 or 2023.
On October 24, 2024, a change in control as defined in the Willow Cross-Licensing Agreement occurred when Mr. Kiani’s employment as the Company’s CEO was terminated, resulting in a payment of $2.5 million for the licensing of Willow blood glucose monitoring technology. See Note 9, “Intangible Assets, Net”, for further details. A change in control does not otherwise impact the scope or duration of the license rights. No additional accruals or payments were made in connection with the change in control under the Willow Cross-Licensing Agreement.
Aggregate recorded royalty amounts to Willow by the Company under the Cross-Licensing Agreement were $20.4 million, $19.2 million and $16.9 million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. The Company had sales to Willow in the amount of $0.3 million, $0.1 million and $0.2 million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Willow (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Willow. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.5 million, $0.5 million and $0.4 million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
~~•~~Lease Agreement - Effective December 2019, the Company entered into a lease agreement with Willow for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Willow Lease). The term of the Willow Lease expired on December 31, 2024, and was not renewed. The Company recognized approximately $1.2 million of lease income for each year ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
Net amounts accrued and unpaid to Willow were approximately $5.0 million and $4.1 million as of December 28, 2024 and December 30, 2023, respectively. See Note 24, “Commitments and Contingencies”, under the heading of “Willow Cross-Licensing Agreement Provisions” for further details.
Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation) is a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. Mr. Kiani is the Chairman of the Masimo Foundation. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) served as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary served as the Secretary for the Masimo Foundation. Effective January 9, 2025, the Masimo Foundation Board appointed a new Treasurer and Secretary, and Messrs. McClenahan and Young resigned from their respective roles with the Masimo Foundation.
For the fiscal year ended December 28, 2024, the Company made cash contributions of approximately $2.5 million to the Masimo Foundation. For the fiscal year ended December 30, 2023, the Company made cash contributions of approximately $1.0 million to the Masimo Foundation. For the fiscal year ended December 31, 2022, the Company made no contributions to the Masimo Foundation. In addition, for each of the years ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services. During the period ended December 28, 2024, the Company halted all payments to the Masimo Foundation. The Company does not intend to make any future contributions to the Masimo Foundation.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mr. Kiani is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. For the fiscal year ended December 28, 2024, the Company incurred no marketing expenses to LMMV under the marketing service agreement. During the fiscal years ended December 30, 2023, and December 31, 2022, the Company incurred $1.5 million and $1.4 million in marketing expenses to LMMV under the marketing service agreement, respectively. At December 28, 2024 and December 30, 2023, there were no amounts due to LMMV for services rendered. During the fourth quarter of 2024, the Company terminated the marketing services agreement with LMMV. No payment was due in connection with the termination of this agreement.
During the second quarter of 2021, the Company entered into a software license and professional services agreement with Like Minded Labs (LML), a subsidiary of LMMV. Pursuant to the software license agreement, LML granted the Company a perpetual, non-exclusive and fully paid-up right and license to integrate LML’s software into the Company’s products in exchange for a $3.0 million one-time license fee. Pursuant to the professional services agreement, LML will provide professional services to the Company, including the development of custom software intended to support the integration of the licensed software into the Company’s products, as well as future support services upon the Company’s acceptance of deliverables. See Note 9, “Intangible Assets, Net”, for further details.
In July 2021, the Company entered into a patent purchase and option agreement with Vantrix Corporation (Vantrix), an acquiree of LML, for certain patents for $0.5 million, and the right to purchase two pools of additional patents from Vantrix for an exercise fee of up to $1.1 million. The agreements with LML and Vantrix include sublicensing provisions whereby the software and patents are licensed back to LML or Vantrix, respectively, for further advancement of the technologies. See Note 9, “Intangible Assets, Net”, for further details.
The Company maintained an aircraft time share agreement, pursuant to which the Company agreed from time to time to make its aircraft available to Mr. Kiani, in his former capacity as Chairman and CEO, for lease on a time-sharing basis. The agreement provided that Mr. Kiani would pay the Company for personal use based on agreed upon reimbursement rates. During each of the fiscal years ended December 28, 2024 and December 30, 2023, the Company charged Mr. Kiani less than $0.1 million related to such reimbursements. For the fiscal year ended December 31, 2022, the Company charged Mr. Kiani $0.1 million related to such reimbursements. The time share agreement with Mr. Kiani was terminated upon his resignation from the Company.
On June 26, 2023, at the Company’s 2023 Annual Meeting of Stockholders, its stockholders voted to elect two directors nominated by Politan Capital Management LP and certain of its affiliates (Politan) to the Company’s Board of Directors (Board). On September 19, 2024, at the Company’s 2024 Annual Meeting of Stockholders, two additional directors nominated by Politan were elected to the Board. As of September 24, 2024, the date of the last reported Schedule 13-D/A filed with the U.S. Securities and Exchange Commission (SEC) by Politan, Politan beneficially owned approximately 8.8% of the outstanding shares of the Company. For the fiscal year ended December 28, 2024, the Board approved a payment, and the Company paid Politan for the reimbursement of out of pocket proxy and legal related costs incurred by Politan in connection with two proxy contests and related litigation to ensure that Politan’s nominees were permitted to stand for election to the Board in the amount of approximately $27.6 million. For fiscal year end December 30, 2023, the Company paid Politan approximately $18.0 million pursuant to an award issued by the Delaware Court of Chancery to reimburse Politan for out of pocket legal fees and expenses incurred in successfully challenging certain provisions in the Company’s bylaws and provisions in Mr. Kiani's Amended Employment Agreement that precluded Politan from nominating candidates for election to the Board.
On September 24, 2024, Michelle Brennan, a member of the Board, was appointed to the role of interim CEO of the Company. Ms. Brennan also sits on the board of directors of Cardinal Health, Inc. (Cardinal). For the fiscal year ended December 28, 2024, December 30, 2023 and December 31, 2022, sales to Cardinal were approximately $114.1 million, $93.9 million and $103.0 million, respectively. As of December 28, 2024 and December 30, 2023, amounts owed from Cardinal were approximately $15.2 million and $7.3 million, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Inventories
Inventories consist of the following:

(in millions)	December 28, 2024	December 30, 2023
Raw materials	$181.3	$229.7
Work-in-process	24.3	30.0
Finished goods	253.6	285.3
Total inventories(1)	$459.2	$545.0
______________
(1)    Included in the change of total inventories for the fiscal year ended December 28, 2024, was a $52.3 million write down for inventory related to the strategic realignment initiative for products that are being phased out and/or no longer supported, which was recorded to cost of goods sold.
5. Other Current Assets
Other current assets consist of the following:

(in millions)	December 28, 2024	December 30, 2023
Prepaid expenses	$36.6	$58.3
Prepaid income taxes	34.1	29.3
Lease receivable, current	26.6	30.2
Indirect taxes receivable	24.8	28.6
Contract assets, current	11.4	6.7
Prepaid rebates and royalties	4.6	4.8
Restricted cash(1)	2.7	3.0
Other current assets	4.3	7.5
Total other current assets	$145.1	$168.4
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

For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases for the years ended December 28, 2024 and December 30, 2023 was approximately $44.0 million and $58.0 million, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying consolidated statement of operations.
Lease receivable from sales-type leases consists of the following:

(in millions)	December 28, 2024	December 30, 2023
Lease receivable	$85.5	$101.9
Allowance for credit loss	(0.2)	(0.3)
Lease receivable, net	85.3	101.6
Less: current portion of lease receivable	(26.6)	(30.2)
Lease receivable, non-current	$58.7	$71.4

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 28, 2024, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal year	Sales-Type Leases	Operating Leases
2025	$26.5	$25.5
2026	21.4	24.3
2027	15.9	20.2
2028	10.3	15.7
2029	7.2	14.0
Thereafter	4.0	11.8
Total	$85.3	$111.5
Less: imputed interest(1)	—
Present value of total lease payments	$85.3
______________
(1)    The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	December 28, 2024	December 30, 2023
Deferred commissions	$25.0	$21.8
Unbilled contract receivables	20.2	17.0
Prepaid contract allowances	14.5	17.0
Deferred equipment agreements, net	1.3	1.5
Deferred costs and other contract assets	$61.0	$57.3
For the year ended December 31, 2022, total deferred costs and other contracts were $41.9 million.
For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, deferred commission amortization expense was $7.6 million, $5.8 million and $4.3 million, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Property and Equipment, Net
Property and equipment, net, consists of the following:

(in millions)	December 28, 2024	December 30, 2023
Machinery, equipment and tooling	$180.2	$169.7
Building and building improvements	150.3	151.0
Operating lease assets	148.6	92.2
Land(1)	54.3	66.2
Computer equipment and software	44.4	45.5
Leasehold improvements	40.8	37.5
Construction-in-progress (CIP)(2)	30.6	59.2
Furniture and office equipment	17.5	20.4
Demonstration units	10.9	11.1
Transportation, vehicles and other(3)(4)	0.2	34.0
Total property and equipment	677.8	686.8
Accumulated depreciation	(296.2)	(262.4)
Property and equipment, net	$381.6	$424.4
______________
(1)    At March 30, 2024, property, plant and equipment, net, excluded $11.4 million of idle undeveloped land held outside of the U.S., which was classified as held for sale within the healthcare segment. In May 2024, the Company completed the sale of the land, resulting in a gain of $0.9 million, which was recorded net of transaction costs, foreign currency translation and cumulative translation adjustment.
(2)    In December 2024, in connection with the strategic realignment initiative, the Company recorded a charge of approximately $16.0 million related to a reduction of capitalized costs included in the CIP balance for the property in Vancouver, British Columbia, which was recorded to selling, general and administrative expenses.
(3)    During the three months ended September 28, 2024, the Company reduced its fleet of vehicles for use primarily by field sales representatives. The proceeds from the sale of the vehicles were $2.0 million.
(4)    In October 2024, the Company grounded the corporate aircraft and started exploring disposition strategies. In December 2024, the Company entered into an letter of intent to sell the aircraft, and classified the asset as held for sale within the healthcare segment as of December 28, 2024. On January 29, 2025, the Company completed the sale of the corporate aircraft for $19.5 million.
For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, depreciation expense of property and equipment was $41.3 million, $43.9 million and $43.0 million, respectively.
For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, depreciation expense of operating lease assets was $23.7 million, $19.3 million and $4.4 million, respectively.
For the years ended December 28, 2024 and December 30, 2023, $23.7 million and $19.3 million of equipment leased to customers was amortized to cost of goods sold, respectively. As of December 28, 2024 and December 30, 2023, accumulated amortization of equipment leased to customers was $1.1 million and $1.5 million, respectively.
The balance in CIP at December 28, 2024 and December 30, 2023, related primarily to the capitalized implementation costs related to a new enterprise resource planning software system, costs related to facility improvements, the expansion of certain key manufacturing facilities globally, machinery and equipment at the Company’s corporate headquarters, the underlying assets for which have not been completed or placed into service.
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
In the fourth quarter of 2024, Masimo Canada ULC, agreed with the Vendor to a termination for the purchase of the property in Vancouver, British Columbia, which resulted in a charge of approximately CAD24.7 million. As part of the termination, the Company forfeited the initial purchase deposit of CAD21.0 million, and agreed to an additional CAD3.7 million in termination fees that were accrued as of December 28, 2024.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Intangible Assets, Net
Intangible assets, net, consist of the following:

	December 28, 2024			December 30, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$199.3	$(41.7)	$157.6	$209.2	$(31.5)	$177.7
Acquired technologies	164.9	(62.0)	102.9	174.7	(45.3)	129.4
Capitalized software development costs(1)	54.1	(28.6)	25.5	53.9	(15.2)	38.7
Licenses	30.3	(6.2)	24.1	39.7	(7.4)	32.3
Patents(1)	44.0	(17.5)	26.5	39.2	(15.2)	24.0
Trademarks	20.1	(9.0)	11.1	20.1	(7.4)	12.7
Licenses-related party(1)	7.5	(7.1)	0.4	7.5	(6.7)	0.8
Non-compete agreements	6.3	(4.1)	2.2	6.3	(2.6)	3.7
Other	1.6	(1.0)	0.6	1.7	(1.1)	0.6
Total intangible assets subject to amortization, net	$528.1	$(177.2)	$350.9	$552.3	$(132.4)	$419.9
Intangible assets not subject to amortization:
Trademarks			$217.3			$242.4
Impairment charge			(10.0)			(10.0)
Total trademarks			207.3			232.4
Intangible assets, net			$558.2			$652.3
______________
(1)    During the fourth quarter of 2024, in connection with the Company’s strategic realignment initiative, the Company’s healthcare segment recorded a charge of $26.0 million for a reduction in capitalized software development costs, patents and licenses-related party that are being phased out and/or no longer supported, which was recorded to selling, general and administrative expenses. The Company also terminated the professional services agreements associated with LML and Vantrix.
Finite lived intangible assets have a weighted-average amortization period ranging from twelve years to fourteen years.
Total amortization expense for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, was $61.7 million, $54.4 million and $39.8 million, respectively.
Total unamortized capitalized software development costs for the years ended December 28, 2024 and December 30, 2023, were $1.4 million and $11.9 million, respectively. There was no unamortized capitalized software development costs for the year ended December 31, 2022.
The total costs of patents not yet amortizing for the years ended December 28, 2024 and December 30, 2023, was $13.0 million and $12.1 million, respectively.
The total costs of trademarks not yet amortizing for the years ended December 28, 2024 and December 30, 2023, was $0.8 million and $1.0 million, respectively.
Total renewal costs capitalized for patents and trademarks for the years ended December 28, 2024 and December 30, 2023 were $4.3 million and $1.0 million, respectively. As of December 28, 2024, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal year	Amount (in millions)
2025	$51.6
2026	50.3
2027	38.0
2028	37.6
2029	37.2
Thereafter	136.2
Total	$350.9
Indefinite-lived intangible assets are subject to annual impairment testing, unless circumstances dictate more frequent testing, if impairment indicators exist. During the fourth quarter of 2024, the Company performed its annual impairment analysis and, based on this assessment, the Company determined the carrying value of certain indefinite-lived trademarks in the non-healthcare reporting unit were impaired by approximately $10.0 million. For indefinite-lived intangibles, the fair values were estimated using the relief-from-royalty method under the income approach, which involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate.
Given the indefinite-lived intangibles impairment, the Company next assessed the recoverability of its other long-lived assets in non-healthcare. For unit of account purposes, this included grouping certain assets such as finite-lived intangibles, lessee ROU assets, and property and equipment due to the interdependency of these assets. The valuation analysis included a probability-weighted recoverability test, which is subject to assumptions and uncertainties such as scenario probabilities, including the potential separation of Sound United scenario. Based on this valuation analysis, these long-lived assets were determined to be recoverable.
For the non-healthcare reporting unit, the Company performed a quantitative assessment of goodwill impairment for its annual impairment analysis during the fourth quarter of 2024. The Company used a combination of both an income and a market approach to determine the fair value of the reporting unit. The income approach utilized the estimated discounted cash flows for the reporting unit, while the market approach utilized comparable company information. Estimates and assumptions used in the income approach to calculate projected future discounted cash flows included revenue growth rates, operating margins and a discount rate for the reporting unit. Given the potential separation of Sound United, the market approach considered comparable public companies in a similar line of business to Sound United, and multiples were applied based on the relative performance and risk profile of the non-healthcare reporting unit. Discount rates were determined using a weighted average cost of capital for risk factors specific to the reporting unit and other market and industry data. The assumptions used are inherently subject to uncertainty and the Company noted that slight changes in these assumptions and probabilities could have a significant impact on the concluded value and analysis. For the non-healthcare reporting unit, goodwill was fully impaired such that the impairment expense was approximately $294.0 million.
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
These fair value measurements require significant judgements using Level 3 inputs, such as discounted projected cash flows, which are not observable from the market, directly or indirectly. If future actual results adversely deviate from the forecast, assumptions or probabilities in the analysis, there will be a materially different assessment. As such, the Company will continue to monitor events occurring or circumstances changing which may necessitate further impairment assessments for intangibles and other long-lived assets.
For healthcare goodwill, the Company performed a qualitative assessment during the fourth quarter 2024 for its annual impairment analysis. Based on this assessment, the Company concluded that it was more likely than not that the fair value of the healthcare reporting unit was greater than its carrying value. Accordingly, no further testing was required on this reporting unit.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
10. Goodwill
Changes in goodwill were as follows:

	December 28, 2024
(in millions)	Healthcare	Non-healthcare	Total
Goodwill, beginning of period	$98.6	$309.1	$407.7
Adjustments to goodwill for impairment(1)	—	(294.0)	(294.0)
Foreign currency translation adjustment	(1.9)	(15.1)	(17.0)
Goodwill, end of period	$96.7	$—	$96.7
_____________
(1)    See Note 9, Intangible Assets, Net for details on the impairment of goodwill.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 30, 2023
(in millions)	Healthcare	Non-healthcare	Total
Goodwill, beginning of period	$97.6	$347.8	$445.4
Adjustments to goodwill from purchase price allocation	—	(18.2)	(18.2)
Foreign currency translation adjustment	1.0	(20.5)	(19.5)
Goodwill, end of period	$98.6	$309.1	$407.7
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
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. For the years ended December 28, 2024 and December 30, 2023, the weighted-average discount rate used by the Company for all operating leases was approximately 4.6% and 4.1%, respectively.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance Sheet Classification	December 28, 2024	December 30, 2023
Lessee ROU assets	Other non-current assets	$74.4	$59.1

Lessee current lease liabilities	Other current liabilities	21.4	18.2
Lessee non-current lease liabilities	Other non-current liabilities	59.5	45.8
Total operating lease liabilities		$80.9	$64.0
For the years ended December 28, 2024 and December 30, 2023, accumulated amortization for lessee ROU assets was $59.8 million and $48.9 million, respectively.
For the years ended December 28, 2024 and December 30, 2023, the weighted-average remaining lease term for the Company’s operating leases was 5.0 years and 5.6 years, respectively.
As of December 28, 2024, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal year	Amount (in millions)
2025	$24.1
2026	19.7
2027	14.9
2028	12.8
2029	7.2
Thereafter(1)	12.9
Total	91.6
Imputed interest	(10.7)
Present value	$80.9
______________
(1)    Includes optional renewal period for certain leases.
For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company’s operating lease costs were approximately $25.7 million, $22.7 million and $18.0 million, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 28, 2024, the Company recorded an adjustment of approximately $3.5 million as a result of abandoning a lease for a facility in the non-healthcare segment, which was recorded in selling, general, and administrative expense in the consolidated statements of operations.
In connection with the Company’s strategic realignment initiative, the Company’s healthcare segment exited three leased properties in an effort to reduce its facilities footprint. The Company recorded an adjustment of approximately $2.1 million to reduce the ROU asset during the three months ended December 28, 2024, which was recorded in selling, general and administrative expense in the consolidated statements of operations.
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	December 28, 2024	December 30, 2023
Lessee ROU assets, net	$74.4	$59.1
Prepaid deposits and other	9.4	6.4
Strategic investments(1)	6.6	7.2
Derivative assets - non-current(2)	6.2	11.4
Equity investments - fair value(1)	2.0	2.7
Restricted cash(3)	1.1	2.2
Other non-current assets	0.4	0.3
Total non-current assets	$100.1	$89.3
______________
(1)    During the fourth quarter of 2024, in connection with the Company’s strategic realignment initiative, the Company abandoned its investment in certain strategic investments of approximately $1.6 million, which were recorded to selling, general and administrative expenses.
(2)    Excludes accrued interest.
(3)    Restricted cash includes cash held in certain subsidiaries in jurisdictions outside of the U.S. such as China, which may be subject to transfer restrictions depending on jurisdictions.
13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities consist of the following:

(in millions)	December 28, 2024	December 30, 2023
Deferred revenue	$74.2	$63.8
Accrued rebates and allowances	38.6	37.5
Accrued customer reimbursements	10.1	12.4
Total deferred revenue and other contract liabilities	122.9	113.7
Less: Non-current portion of deferred revenue	(27.4)	(26.4)
Deferred revenue and other contract liabilities, current	$95.5	$87.3
For the year ended December 31, 2022, total deferred revenue and other current contract liabilities were $80.6 million.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Healthcare Deferred Revenue
Healthcare deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, due to factors such as healthcare facility spending trends, hospital inpatient census and seasonality. As of December 28, 2024, the Company had approximately $1,773.3 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $510.7 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
Non-Healthcare Deferred Revenue
In October 2020, the Company’s subsidiary, B&W Group Ltd. (B&W), entered into an amendment to a licensing agreement, whereby B&W received a $20.0 million royalty prepayment in relation to sound system units manufactured under the Bowers & Wilkins brand for various high-end car manufacturers with a total commitment of $35.0 million to be received by September 30, 2028. As of December 28, 2024, deferred revenue was $12.1 million.
Changes in deferred revenue for the years ended December 28, 2024 and December 30, 2023 were as follows:

(in millions)	December 28, 2024	December 30, 2023
Deferred revenue, beginning of the period	$63.8	$61.0
Revenue deferred during the period	43.5	28.3
Recognition of revenue deferred in prior periods	(33.1)	(25.5)
Deferred revenue, end of the period	$74.2	$63.8
14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	December 28, 2024	December 30, 2023
Current portion of long-term debt	$37.3	$34.3
Accrued expenses	31.0	26.3
Accrued indirect taxes payable	27.4	23.9
Lessee lease liabilities, current	21.4	18.2
Income tax payable	18.4	16.1
Accrued legal fees	14.9	9.9
Accrued property taxes	9.7	10.2
Other current liabilities	9.6	6.7
Accrued warranty	9.2	8.6
Related party payables	5.3	4.2
Accrued donations	1.6	4.0
Total other current liabilities	$185.8	$162.4

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Debt

(in millions)	December 28, 2024	December 30, 2023
Japanese loans - current portion	$22.3	$23.0
Term loan - current portion	15.0	11.3
Short-term debt	37.3	34.3

Revolver - long-term	456.0	591.5
Term loan - long-term	258.3	271.4
Japanese loans - long-term	13.6	8.8
Long-term debt	727.9	871.7
Total debt	$765.2	$906.0
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
Borrowings under the Credit Facility will be deemed, at the Company’s election, either: (a) an Alternate Base Rate (ABR) Loan, which bears interest at the ABR, plus a spread of 0.000% to 0.750% based upon a Company leverage ratio, or (b) a Term SOFR Loan, which bears interest at the Adjusted Term SOFR Rate (as defined below), plus a spread of 1.000% to 1.750% based upon a Company net leverage ratio. Pursuant to the terms of the Credit Facility, the ABR is equal to the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York effective rate plus 0.50%, and (iii) the one-month Adjusted Term SOFR plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR Rate (as defined in the Credit Facility) for the applicable interest period plus a spread adjustment of 0.10%, 0.15% and 0.25% for the interest periods ending one, three and six months, respectively. At December 28, 2024, the effective interest rate on the Credit Facility was 5.9%.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As of December 28, 2024, we had approximately $245.5 million of available borrowing capacity, (net of approximately $47.0 million of outstanding available letters of credit) under our Credit Facility.
The Company was in full compliance with all covenants contained in its debt agreements and Credit Facility at December 28, 2024.
For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company incurred total interest expense of $41.2 million, $47.0 million and $23.7 million, under the Credit Facility, respectively.
Furthermore, in connection with the Sound United acquisition, the Company assumed three outstanding loans as follows:
Japanese Revolving Loan
In March 2020, D&M Holdings Inc., a subsidiary of the Company, entered into a secured revolving loan (Japanese Revolving Loan) with Mizuho bank, which allows borrowing up to ¥800 million (approximately $5.1 million). The Japanese Revolving Loan is an evergreen agreement that terminates upon request by either the financial institution or the borrower and is collateralized with land and buildings in Shirakawa-Shi owned by the borrower. The carrying value collateralized assets was approximately $7.6 million as of December 28, 2024. Interest accrues at a rate equal to the Mizuho Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread of 0.50% per annum. In connection with the execution of the Japanese Revolving Loan, the Company incurred debt issuance costs of ¥7.2 million (approximately $0.1 million).
On February 28, 2023, D&M Holdings Inc., and Mizuho Bank executed an amendment to the Japanese Revolving Loan, to increase the maximum aggregate revolving loan to ¥3.00 billion (approximately $19.0 million). Under the amendment, the facility accrues interest at a rate equal to the TIBOR plus a fixed spread of 0.75% per annum. The Company also paid an upfront fee of ¥22.0 million (approximately $0.1 million) on the incremental amount of the revolving Credit Facility. As of December 28, 2024, the effective interest rate on the Japanese Revolving Loan was 1.1%.
The Japanese Revolving Loan agreement contains customary affirmative and negative covenants, such as financial reporting requirements and customary covenants that restrict the borrower’s ability to, among other things, provide collateral for obligations borne by the borrower, and determine the eligibility to declare, and amount of, potential dividends to be paid during a given fiscal year. As of December 28, 2024, the Company was in compliance with all covenants under the Japanese Revolving Loan agreements.
Japanese Government Loans
In May and June 2020, D&M Holdings Inc., received ¥1.48 billion (approximately $9.4 million) in non-collateralized Japanese Government Loan facilities (Japanese Government Loans) as part of its local Japanese stimulus program. Interest accrues at a weighted-average rate of 1.33% and is repayable in installments with various maturities through June 2035. The non-current portion of the Japanese Government Loans is presented under long-term debt and the current portion is presented under short-term debt on the accompanying consolidated balance sheets. The Company incurred no debt issuance costs in connection with the Japanese Government Loans.
Japanese Equipment Loans
In April and May 2021, D&M Holdings Inc., entered into an uncollateralized Japanese Equipment Loans of ¥150 million (approximately $1.0 million), payable in installments through March 2031 with an interest rate of 0.58%, and ¥80 million (approximately $0.5 million) payable in installments through April 2028 with an interest rate of 1.2%. The non-current portion of the Japanese Equipment Loans is presented under long-term debt and the current portion is presented under short-term debt on the accompanying consolidated balance sheets. The Company incurred no debt issuance costs in connection with these Japanese Equipment Loans.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2024, D&M Holdings Inc., entered into an uncollateralized Japanese Equipment Loan of ¥230.0 million (approximately $1.5 million) with Mizuho Bank, payable in installments through September 2031 accruing interest at a rate of 1.095%. The non-current portion of the Japanese Equipment Loan is presented under long-term debt and the current portion is presented under short-term debt on the accompanying consolidated balance sheets. There were no debt issuance costs in connection with this Japanese Equipment Loan with Mizuho Bank. The Company is not subject to any related financial covenants or operational restrictions.
Japanese Syndicate Loan
In September 2024, D&M Holdings, Inc., entered into a syndicate loan (Japanese Syndicate Loan) of ¥1.25 billion (approximately $7.9 million) with The Shoko Chukin Bank as the Agent, payable in installments through August 2029, with interest at a rate equal to 3-month TIBOR plus a fixed spread of 0.70% per annum. In connection with the execution of the Japanese Syndicate Loan, the Company incurred an arrangement fee of ¥25.0 million (approximately $0.2 million). These costs were capitalized and are being amortized over the term of the loan.
The Japanese Syndicate Loan agreement contains customary affirmative and negative covenants, such as financial reporting requirements and customary covenants that restrict the borrower’s ability to, among other things, provide collateral for obligations borne by the borrower, and financial covenants. As of December 28, 2024, the Company was in compliance with all covenants under the Japanese Syndicate Loan agreement.
As of December 28, 2024, the aggregate maturities of principal on all debt for each of the next five years and thereafter are as follows:

Fiscal year	Amount (in millions)
2025	$37.3
2026	18.3
2027	702.6
2028	2.9
2029	1.9
Thereafter	2.2
Total	$765.2
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	December 28, 2024	December 30, 2023
Lessee non-current lease liabilities	$59.5	$45.8
Unrecognized tax benefits	28.6	24.4
Deferred revenue, non-current	27.4	26.4
Projected benefit obligation	9.0	9.5
Indirect tax payable, non-current	—	8.4
Income tax payable, non-current	—	7.1
Other	3.6	7.9
Total other non-current liabilities	$128.1	$129.5
Unrecognized tax benefits relate to the Company’s long-term portion of tax liability associated with uncertain tax positions. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 23, “Income Taxes”, for further details.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Derivative Instruments and Hedging Activities
Derivative Instruments - Cash Flow Hedges
The Company’s cash flow hedges are designed to mitigate the risk of exposure to variability in expected future cash flows of recognized assets, liabilities or any unrecognized forecasted transactions. Since July 2022, the Company has entered into various interest rate swaps that are designated as cash flow hedges on a substantial portion of the Company’s outstanding debt. The interest rate swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt to an average fixed interest rate of 3.20%. These contracts, carried at fair value, have maturities of approximately three years. All hedging relationships were highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged. The Company used a regression analysis at hedge inception to assess the effectiveness of cash flow hedge and periodically thereafter.
The Company records gains and losses from the changes in the fair value of these instruments as a component of other comprehensive (loss) income. Deferred gains or losses from these designated cash flow hedges are reclassified into earnings in the period that the hedged items affect earnings. The Company does not offset fair value amounts recognized for derivative instruments in its consolidated balance sheets for presentation purposes. The following table summarizes the fair value of the hedging instruments, presented on a gross basis, as of December 28, 2024 and December 30, 2023.

		Consolidated Balance Sheets
(in millions)	Balance Sheet Classification	December 28, 2024	December 30, 2023
Interest rate contracts, inclusive of accrued interest	Other non-current assets	$6.8	$11.6
Interest rate contracts, inclusive of accrued interest	Other non-current liabilities	(0.1)	(3.6)
Total		$6.7	$8.0
The following table summarizes the gains reclassified from accumulated other comprehensive (loss) income to the consolidated financial statements for the years ended December 28, 2024, December 30, 2023 and December 31, 2022.

		Consolidated Statement of Operations
(in millions)	Location of Gain	December 28, 2024	December 30, 2023	December 31, 2022
Interest rate contracts	Non-operating gain	$14.7	$14.9	$0.7
Total		$14.7	$14.9	$0.7
The following tables summarize the changes in accumulated other comprehensive (loss) income related to the hedging instruments:

(in millions)	December 28, 2024	December 30, 2023	December 31, 2022
Beginning balance	$7.8	$19.3	$—
Amount recognized in other comprehensive income	12.9	3.4	20.0
Amount reclassified into earnings	(14.7)	(14.9)	(0.7)
Ending balance	$6.0	$7.8	$19.3
For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, the unrealized (loss) gain, net of tax was $(1.3) million, $(8.8) million and $14.7 million, respectively.
For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, the tax (benefit) provision related to the cash flow hedges was $(0.5) million, $(2.7) million and $4.6 million, respectively.
The Company expects to reclassify a net amount of gains of $4.4 million from accumulated other comprehensive (loss) income gain to non-operating (loss) income within the next 12 months.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The results of operations of Sound United subsequent to the acquisition date and the acquired assets and assumed liabilities, including the allocation of goodwill and intangible assets, are included in the non-healthcare segment. For the period of April 11, 2022 to December 31, 2022, the Company recorded revenue of $694.9 million and a net loss of $38.6 million from Sound United. For the period of January 1, 2023 to December 30, 2023, the Company recorded revenue of $771.1 million and a net loss of $20.9 million from Sound United. For the period of December 31, 2023 to December 28, 2024, the Company recorded revenue of $697.4 million and a net loss of $309.5 million from Sound United.
Acquisition Costs
The Company recognized transaction costs related to the Sound United acquisition of $16.6 million for the year ended December 31, 2022. The Company recognized no transaction costs related to the Sound United acquisition for the year ended December 30, 2023 and December 28, 2024.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Also, during the year ended December 31, 2022, Masimo and Sound United incurred $22.4 million and $41.1 million of acquisition-related costs, respectively. These expenses are included in the pro forma net income for the twelve months ended December 31, 2022 in the table below.
There are no other material non-recurring pro forma adjustments directly attributable to the Sound United Acquisition included in the reported pro forma revenue and pro forma net income.

Twelve Months Ended
December 31, 2022
(in millions)	Pro forma
Net revenue	$2,293.4

Net income	$181.8

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In June 2022, the Board approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. No shares were repurchased pursuant to the 2022 Repurchase Program during the year ended December 28, 2024. As of December 28, 2024, 5.0 million shares remained available for repurchase pursuant to the 2022 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities during the years ended December 28, 2024, December 30, 2023 and December 31, 2022:

	Years Ended
(in millions, except per share amounts)	December 28, 2024		December 30, 2023	December 31, 2022
Shares repurchased	—	(1)	—	3.0	(1)
Average cost per share	$—		$—	$133.82
Value of shares repurchased	$—		$—	$401.5
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
Total stock-based compensation expense under both the 2007 Equity Plan and the 2017 Equity Incentive Plan for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $41.5 million, $7.0 million and $47.7 million, respectively.
Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Year Ended December 28, 2024		Year Ended December 30, 2023		Year Ended December 31, 2022
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	2.7	$87.79	2.8	$83.85	2.9	$81.38
Granted	0.1	126.49	0.1	177.29	0.1	150.91
Canceled	(0.6)	82.38	—	45.96	(0.1)	162.77
Exercised	(0.6)	39.47	(0.2)	43.22	(0.1)	54.53
Options outstanding, end of period	1.6	$110.70	2.7	$87.79	2.8	$83.85
Options exercisable, end of period	1.5	$105.02	2.4	$73.79	2.4	$65.83
Total stock option expense for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $4.6 million, $8.8 million and $11.4 million, respectively. As of December 28, 2024, the Company had $10.9 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 2.7 years.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number and weighted-average exercise price of outstanding and exercisable stock options segregated by exercise price ranges were as follows:

	Year Ended December 28, 2024			Year Ended December 30, 2023
(in millions, except range of exercise prices and average remaining contractual life)	Options Outstanding		Options Exercisable	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Number of Options	Number of Options	Average Remaining Contractual Life	Number of Options
$15.00 to $50.00	0.3	1.0	0.3	1.2	1.5	1.2
$50.01 to $80.00	—	1.7	—	—	2.5	—
$80.01 to $120.00	0.6	2.0	0.6	0.7	3.7	0.7
$120.01 to $160.00	0.4	4.3	0.3	0.4	6.0	0.3
$160.01 to $200.00	0.2	4.3	0.2	0.3	7.0	0.1
$200.01 to $230.00	—	5.2	—	—	6.5	—
$230.01 to $280.00	0.1	3.9	0.1	0.1	7.0	0.1
Total	1.6	3.2	1.5	2.7	4.9	2.4
As of December 28, 2024 and December 30, 2023, the weighted-average remaining contractual term of options outstanding was 3.2 years and 4.9 years, respectively. As of December 28, 2024 and December 30, 2023, the weighted-average remaining contractual term of options exercisable with an exercise price less than the closing price of the Company’s common stock was 2.2 years and 2.9 years respectively.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Year Ended December 28, 2024		Year Ended December 30, 2023		Year Ended December 31, 2022
(in millions, except for weighted-average grant date fair value)	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	3.5	$105.87	3.2	$105.65	3.0	$104.13
Granted	0.3	129.81	0.5	125.44	0.3	148.52
Canceled	(2.8)	96.65	(0.1)	172.19	(0.1)	168.90
Vested	(0.2)	146.85	(0.1)	173.18	—	184.04
RSUs outstanding, end of period	0.8	$135.88	3.5	$105.87	3.2	$105.65
Total RSU expense for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $34.2 million, $20.1 million and $14.4 million, respectively. As of December 28, 2024, the Company had $81.4 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 2.8 years, excluding any contingent compensation expense related to certain RSUs that were granted to the Company’s former Chairman and CEO in connection with the amendment and restatement of his employment agreement. See “Employment and Severance Agreements” in Note 24, “Commitments and Contingencies” for further details on the former CEO’s employment agreement.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Year Ended December 28, 2024			Year Ended December 30, 2023			Year Ended December 31, 2022
(in millions, except for weighted-average grant date fair value)	Units		Weighted-Average Grant Date Fair Value	Units		Weighted-Average Grant Date Fair Value	Units		Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period	0.3		$190.04	0.3		$180.04	0.3		$168.68
Granted(1)	0.2	(1)	164.19	0.1	(2)	204.67	0.3	(3)	145.49
Canceled	(0.2)		185.37	—		155.98	(0.1)		139.70
Vested	(0.1)		73.00	(0.1)		179.42	(0.2)		127.46
PSUs outstanding, end of period	0.2		$169.99	0.3		$190.04	0.3		$180.04
(1) On February 26, 2024, the Audit Committee approved the weighted payout percentage for the 2021 PSU awards (three-year performance period), which were based upon the Company’s actual fiscal year 2023 performance against pre-established performance objectives. Included in the granted amount are those additional PSUs earned based on actual performance achieved. These PSUs were originally awarded at target.
(2)    On February 27, 2023, the Audit Committee approved the weighted payout percentage for the 2020 PSU awards (three-year performance period), which were based upon the Company’s actual fiscal year 2022 performance against pre-established performance objectives. Included in the granted amount are those additional PSUs earned based on actual performance achieved. These PSUs were originally awarded at target.
(3)    On February 14, 2022, the Audit Committee approved the weighted payout percentage for the 2019 PSU awards (three-year performance period), which were based upon the Company’s actual fiscal year 2021 performance against pre-established performance objectives. Included in the granted amount are those additional PSUs earned based on actual performance achieved. These PSUs were originally awarded at target.
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
During the year ended December 28, 2024, the Company awarded 155,156 PSUs that will vest three years from the award date, based on the achievement of certain pre-established multi-year performance criteria approved by the Board. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes is recorded in the period in which the changes occur. If earned, the PSUs granted will vest upon achievement of the performance criteria, which include a relative total shareholder return (TSR) component, in the year following the evaluation and confirmation of the performance achievement criteria. The Company’s TSR is based on the Company’s common stock percentile ranking relative to the constituents of the Nasdaq Composite Index for the performance period beginning on January 1, 2024 and ending on December 31, 2026. The number of shares that may be earned can range from 0% to 200% of the target amount.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of market-based RSUs is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of performance-based PSUs is determined using the closing price of the Company’s common stock on the grant date. Based on management’s estimate of the number of units expected to vest, total PSU expense (benefit) for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $2.7 million, $(21.9) million and $21.9 million, respectively. The PSU benefit amounts for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 relate to adjustments for the expected life-to-date performance of the PSU. As of December 28, 2024, the Company had $13.3 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.2 years.
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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Risk-free interest rate	3.3% to 4.2%	3.6% to 4.2%	1.0% to 1.9%
Expected term (in years)	4.6 years to 5.9 years	5.1 years to 5.9 years	5.1 years to 5.7 years
Estimated volatility	33.3% to 42.6%	31.6% to 36.7%	31.2% to 38.9%
Expected dividends	0%	0%	0%
Weighted-average fair value of options granted	$59.60 per share	$75.08 per share	$46.69 per share
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
Estimated volatility. The estimated volatility is the amount by which the Company’s share price is expected to fluctuate during a period. The Company’s estimated volatilities for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 are based on historical and implied volatilities of the Company’s share price over the expected term of the option.
Expected dividends. The Board may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. Any determination to declare and pay dividends will be made by the Board and will depend upon the Company’s results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by the Board. In the event a dividend is declared, there is no assurance with respect to the amount, timing or frequency of any such dividends. The dividend declared in 2012 was deemed to be a special dividend and there is no assurance that special dividends will be declared again during the expected term. Based on this uncertainty and unknown frequency, for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, no dividend rate was used in the assumptions to calculate the stock-based compensation expense.
The Company has elected to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award, net of forfeitures. Forfeitures of stock-based awards are recognized as they occur. The total fair value of all options that vested during the years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $8.3 million, $9.5 million and $12.4 million, respectively.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock as of December 28, 2024 was $108.5 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock, as of December 28, 2024 was $105.8 million. The aggregate intrinsic value of options exercised during the years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $58.2 million, $19.0 million and $14.6 million, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $5.7 million, $2.9 million and $2.5 million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
The following table presents the total stock-based compensation expense that is included in each functional line item of the consolidated statements of operations:

(in millions)	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Cost of goods sold	$1.0	$1.1	$1.0
Selling, general and administrative	25.2	(1.5)	32.9
Research and development	15.3	7.4	13.8
Total	$41.5	$7.0	$47.7
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
The MRSP matches 100% of a participant’s salary deferral, up to 3% of each participant’s compensation for the pay period, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $4.6 million, $4.9 million and $4.5 million to the MRSP for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively, all in the form of matching contributions.
In addition, some of the Company’s international subsidiaries also have defined contribution plans to which both the employee and employers are eligible to make contributions. The Company contributed $6.1 million and $5.5 million for the year ended December 28, 2024 and December 30, 2023, respectively. The Company contributed immaterial amounts to these plans for the year ended December 31, 2022.
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
The service cost component for the defined benefit plans are recorded in operating expenses in the consolidated statement of operations. All other cost components are recorded in non-operating (loss) in the consolidated statement of operations.
The following table sets forth the funded status and amounts recognized in the consolidated balance sheet for the Company’s defined benefit plans.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	December 28, 2024		December 30, 2023
Plan Assets
Fair value of plan assets at beginning of year	$23.1		$22.2
Employer contributions	1.9		0.4
Participant contributions	0.7		0.6
Realized net gains (losses) on plan assets	0.3		1.1
Benefits paid	(1.4)		0.8
Foreign currency revaluation and translation gains and (losses)	(1.8)		(2.0)
Fair value of plan assets at end of year	$22.8		$23.1

Projected Benefit Obligation
Projected benefit obligation at beginning of year	$32.6		$32.3
Service cost	1.5		1.2
Participant contributions	0.7		0.6
Interest cost	0.4		0.5
Actuarial gains (losses)	0.4		2.3
Benefits paid	(2.2)	(1)	(0.5)
Foreign currency revaluation and translation gains and (losses)	(1.6)		(3.8)
Projected benefit obligation at end of year	$31.8		$32.6
Funded status	$(9.0)		$(9.5)
______________
(1)     Due to the timing of a cash transfer, there was a payable as of December 28, 2024, resulting in a negative allocation as of year end.
The net decrease in the fair value of the Company’s plan assets for the year ended December 28, 2024 was principally driven by higher benefits paid of $2.2 million on the plan assets, partially offset by higher employer contributions of $1.5 million on the plan assets.
The net decrease in the Company’s projected benefit obligation for the year ended December 28, 2024 was primarily driven by higher foreign currency revaluation of $2.2 million on the projected benefit obligation, partially offset by lower actuarial gains of $1.9 million on the projected benefit obligation.
The underfunded balance of $9.0 million and $9.5 million was included in the long-term other liabilities on the consolidated balance sheets as of December 28, 2024 and December 30, 2023, respectively.
The Company’s consolidated statement of operations reflect the following components of net periodic defined benefit costs:

(in millions)	Year Ended December 28, 2024	Year Ended December 30, 2023
Service cost	$1.5	$1.2
Interest cost	0.4	0.5
Amortization of net losses	0.1	—
Amortization of prior service costs (credits)	(0.1)	—
Expected (gains) on plan assets	(0.7)	(0.7)
Net periodic defined benefit plan cost	$1.2	$1.0

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts provided above for amortization of prior service costs (credits) and amortization of net losses represent the reclassifications of prior service cost (credits) and net actuarial gain (losses) that were recognized in accumulated other comprehensive (loss) income in prior periods.
Classification of amounts recognized in the consolidated balance sheets are as follows:

(in millions)	December 28, 2024	December 30, 2023
Non-current liability	$9.0	$9.5
International defined benefit plans with accumulated benefit obligations in excess of fair value of plan assets consist of the following:

(in millions)	December 28, 2024	December 30, 2023
Projected benefit obligation	$31.8	$32.6
Accumulated benefit obligation	29.9	28.3
Fair value of plan assets	22.8	23.1
Plan Assumptions
The Company determines actuarial assumptions on an annual basis. The actuarial assumptions used for the Company’s defined benefit plans for international participants will vary depending on the applicable country. On a weighted-average basis, the following assumptions were used to determine benefit obligations and to determine net periodic benefit cost:

	Year Ended December 28, 2024	Year Ended December 30, 2023
Assumptions - benefit obligations:
Discount rate	1.09%	1.35%
Rate of compensation increase	1.16	1.04
Assumptions - net periodic benefit costs:
Discount rate	1.00%	1.91%
Rate of compensation increase	1.48	1.43
Expected long-term return on plan assets(1)	3.43	3.53
Interest credit rate	1.26	1.98
______________
(1)     The pension expected return on assets assumption is derived primarily from underlying investment allocations and historical risk premiums per each plan, adjusted for current and future expectations, such as easing of global inflationary pressure.
Plan Assets
The weighted-average asset allocations at year end by asset category were as follows:

	Actual Allocation
Asset category	December 28, 2024	December 30, 2023
Cash and cash equivalents(1)	(5.7)%	(5.0)%
Equity securities	40.6	35.0
Debt securities	41.9	47.0
Other	23.2	24.0
______________
(1)     Due to the timing of a cash transfer, there was a payable as of December 28, 2024 and December 30, 2023, resulting in a negative allocation as of year end.

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
Plan Contributions
The Company determines expected funding needs of its defined benefit pension plans based on legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company made $1.9 million and $0.4 million contributions to its defined benefit plans for the years ended December 28, 2024 and December 30, 2023, respectively. The Company expects to contribute $1.8 million for the fiscal year 2025.
Estimated Future Benefit Payments
The estimated future benefit payments, based upon the same assumptions used to measure the benefit obligations and expected future employee service, were as follows:

(in millions)	Year Ended December 28, 2024
2025	$1.6
2026	2.1
2027	2.3
2028	2.0
2029	2.5
Thereafter	9.5
Total	$20.0
22. Non-operating Loss
Non-operating loss consists of the following:

(in millions)	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Interest income	$4.8	$3.0	$1.8
Realized and unrealized foreign currency gain (loss)	0.2	(1.1)	7.3
Interest expense	(43.6)	(50.3)	(25.7)
Total non-operating loss	$(38.6)	$(48.4)	$(16.6)

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Income Taxes
The components of income before (benefit) provision for income taxes are as follows:

(in millions)	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
United States	$(67.1)	$9.1	$77.6
Foreign	(238.2)	79.0	115.8
Total	$(305.3)	$88.1	$193.4
The following table presents the current and deferred (benefit) provision for income taxes:

(in millions)	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Current:
Federal	$15.0	$15.0	$48.7
State	3.4	3.5	6.1
Foreign	19.4	23.7	34.4
Subtotal	$37.8	$42.2	$89.2
Deferred:
Federal	$(19.0)	$(12.5)	$(20.5)
State	(8.3)	(9.0)	(8.7)
Foreign	(10.9)	(14.1)	(10.1)
Subtotal	(38.2)	(35.6)	(39.3)
Total	$(0.4)	$6.6	$49.9
Included in the fiscal year 2024, 2023 and 2022 tax (benefit) provisions are increases of $5.4 million, $7.4 million and $4.5 million, respectively, for tax and accrued interest related to uncertain tax positions for each fiscal year.
The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Statutory regular federal income tax rate	21.0%	21.0%	21.0%
Foreign income taxed at different rates	6.7	1.1	—
Excess stock-based compensation	1.8	(3.2)	(1.2)
State provision, net of federal benefit	1.3	(4.9)	(1.0)
Research and development tax credits	1.2	(5.1)	(1.7)
Derecognition of uncertain tax position	1.1	(2.3)	(0.8)
Transaction-related costs	—	—	0.9
Tax credit	—	(9.2)	—
Nondeductible executive compensation	(1.2)	(1.6)	2.9
U.S. tax on foreign income, net	(3.5)	10.0	4.8
Goodwill impairment	(27.4)	—	—
Other	(0.9)	1.6	0.9
Total	0.1%	7.4%	25.8%

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 28, 2024, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $997.5 million. Because such earnings have previously been subject to U.S. tax are eligible for a dividends received deduction when repatriated, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign withholding and state taxes. The Company considers $86.5 million of these accumulated undistributed earnings as no longer permanently reinvested and has accrued foreign withholding and state taxes, net of estimated foreign tax credits, of $1.9 million. The Company intends, however, to indefinitely reinvest the remaining $911 million of earnings. If the Company decides to distribute such permanently reinvested earnings, the Company would accrue estimated additional income tax expense of up to approximately $26.8 million.
The components of the deferred tax assets are as follows:

(in millions)	December 28, 2024	December 30, 2023
Deferred tax assets:
Net operating losses	$54.8	$53.7
Capitalized R&D	44.6	33.0
Accrued liabilities	39.3	24.6
Tax credits	36.7	33.2
Deferred revenue	27.6	28.0
Operating lease liabilities	13.8	9.7
Interest	11.8	15.6
Stock-based compensation	9.4	12.3
Inventory Reserve	1.1	—
Other	7.2	7.3
Total	246.3	217.4
Valuation allowance	(26.5)	(18.9)
Total deferred tax assets	$219.8	$198.5

Deferred tax liabilities:
Inventory	$(0.8)	$(0.8)
Interest rate hedge	(1.5)	(1.9)
Withholding taxes on undistributed foreign earnings	(3.1)	(3.1)
Property and equipment	(11.4)	(14.4)
State taxes and other	(12.4)	(10.4)
Operating lease liabilities	(17.2)	(11.8)
Intangible assets	(129.6)	(160.5)
Other	(0.3)	(0.2)
Total deferred tax liabilities	(176.3)	(203.1)
Net deferred tax assets	$43.5	$(4.6)
As of December 28, 2024, the Company has $43.7 million and $157.1 million of net operating losses from federal and various state jurisdictions, which will begin to expire in 2037 and 2025, respectively. Additionally, the Company has $125.9 million of net operating losses from foreign jurisdictions that will begin to expire in 2025. The Company also has federal research and development tax credits of $2.8 million that will begin to expire in 2031, state research and development tax credits of $35.8 million that will carry forward indefinitely, $2.7 million of foreign tax credits on research and development expenditures that will begin to expire in 2042 and $6.8 million of Swiss tax credits that will begin to expire in 2026. In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized. In making this determination, the Company considered all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performance.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2022, the Company established a valuation allowance to reduce the deferred tax assets relating to certain acquired operating losses in certain foreign jurisdictions that the Company believes are not likely to be realized. During the year ended December 28, 2024, there was an increase in the valuation allowance of $7.6 million, primarily due to the losses of certain foreign operations and certain state jurisdictions that the Company believes are not likely to be realized.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

(in millions)	Year Ended December 28, 2024	Year Ended December 30, 2023
Unrecognized tax benefits (gross), beginning of period	$33.0	$26.1
Increase from tax positions in current period	7.2	7.9
Increase from tax positions in prior period	1.8	1.3
Lapse of statute of limitations	(3.5)	(2.3)
Unrecognized tax benefits (gross), end of period	$38.5	$33.0
The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $35.6 million and $30.6 million as of December 28, 2024 and December 30, 2023, respectively. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
For the year ended December 28, 2024 the Company recorded an expense of $0.6 million for interest and penalties related to unrecognized tax benefits as part of income tax expense. For the year ended December 30, 2023, the Company recorded a benefit of $1.0 million for interest and penalties related to unrecognized tax benefits as part of income tax expense. For the year ended December 31, 2022, the Company recorded a benefit of $0.3 million for interest and penalties related to unrecognized tax benefits as part of income tax expense.
Total accrued interest and penalties related to unrecognized tax benefits as of December 28, 2024 and December 30, 2023 were $2.7 million and $2.1 million, respectively.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2020. All material state, local and foreign income tax matters have been concluded through fiscal year 2017.
The Company does not believe that the results of any tax authority examination would have a significant impact on its consolidated financial statements.
24. Commitments and Contingencies

Employment and Severance Agreements
The Company and Mr. Kiani entered into an employment agreement on November 4, 2015 (as thereafter amended and waived, the Amended Employment Agreement). Pursuant to the terms of the Amended Employment Agreement, upon a “Qualifying Termination” (as defined in the Amended Employment Agreement), Mr. Kiani would be entitled to receive (i) a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, (ii) immediate vesting of Mr. Kiani’s stock options and equity awards, (iii) 2.7 million restricted shares units (RSUs), and (iv) a cash payment of $35 million (the Cash Payment and, together with the RSUs, the Special Payment). As set forth in the Amended Employment Agreement, a Qualifying Termination includes a termination by Mr. Kiani for “Good Reason” (as defined in the Amended Employment Agreement), which includes, among other things, (i) any diminution of Mr. Kiani’s responsibilities, duties and authority as set forth in Section 2 of the Amended Employment Agreement, (ii) Mr. Kiani ceasing to serve as Company’s CEO and Chairman (the Chairman Provision), and (iii) a “Change-in-Control” (as defined in the Amended Employment Agreement).

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the event of a ”Change-in-Control” prior to a Qualifying Termination, on each of the first and second anniversaries of the Change-in-Control, 50% of the Cash Payment and 50% of the Award Shares will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested Award Shares shall vest and be paid in full. Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date.
On January 14, 2022, the Company entered into the Second Amendment to the Amended Employment Agreement (Second Amendment) with Mr. Kiani. The Second Amendment provides that the RSUs granted to Mr. Kiani pursuant to the Amended Employment Agreement will vest in full upon the termination of Mr. Kiani’s employment with the Company pursuant to Mr. Kiani’s death or disability.
On February 8, 2023, Mr. Kiani agreed that the valid election to the Company’s Board of Directors (Board) at the Company’s 2023 Annual Meeting of Stockholders of any two individuals nominated by the Company’s stockholders in lieu of two of the Company’s then-current Board members would not be deemed to constitute a Change in Control for purposes of Section 9(iii) of the Amended Employment Agreement.
On March 22, 2023, in connection with the Board’s unanimous selection of H Michael Cohen as Lead Independent Director, Mr. Kiani voluntarily irrevocably and permanently waived his right to treat the appointment of any lead independent director as “Good Reason” to terminate his employment under the Amended Employment Agreement, and waived his right to receive contractual separation payments on this basis.
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
On September 19, 2024, at the Company’s 2024 Annual Meeting of Stockholders, the Company’s stockholders voted to not reelect Mr. Kiani to the Board. Additionally, on September 19, 2024, after the Company’s 2024 Annual Meeting of Stockholders, Mr. Kiani delivered a notification to the Board stating his decision to resign from his position of CEO of the Company and filed a claim in California Superior Court relating to his Amended Employment Agreement (the Kiani California Litigation), seeking, among other things, declaratory relief that he had validly terminated his employment for “Good Reason” (as defined in the Amended Employment Agreement), and that he was entitled to certain benefits provided in the Amended Employment agreement upon termination for “Good Reason”.
Following an investigation by outside counsel, in which counsel collected and reviewed relevant documents, it was determined that the Company had grounds to terminate Mr. Kiani’s employment for cause. On October 24, 2024, the Board adopted resolutions to terminate Mr. Kiani’s employment for cause, effective that day. The termination was not a Qualifying Termination (as defined in the Amended Employment Agreement). Consequently, the Company believes Mr. Kiani is not entitled to receive the Special Payment under the Amended Employment Agreement.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also on October 24, 2024, the Company filed claims against Mr. Kiani in the Court of Chancery of the State of Delaware (the Kiani Delaware Litigation), seeking judicial declarations that numerous provisions in Mr. Kiani’s Amended Employment Agreement, including the Special Payment, are invalid, unenforceable, and amount to a waste of corporate assets and, therefore, that Mr. Kiani is not entitled to receive the Special Payment. The Company’s complaint alleges that the Company’s directors at the time of the initial adoption of Mr. Kiani’s Amended Employment Agreement and at the adoption of subsequent amendments abdicated their fiduciary duties as a matter of Delaware law by approving the Amended Employment Agreement, which contained provisions intended to entrench Mr. Kiani’s control of the Company indefinitely.
On November 13, 2024 we entered into an employment agreement (Brennan Agreement) with Ms. Brennan, who the Board appointed Interim CEO on September 24, 2024. The Brennan Agreement, effective as of the September 24, 2024 appointment, has a term of six months unless earlier terminated by its terms (Brennan Term).
The Brennan Agreement provides for an annual base salary of $1,042,000. Additionally, Ms. Brennan is eligible for a discretionary bonus of a target amount equal to $621,250 at the end of the Brennan Term, with the actual amount to be determined at the discretion of the Board.
Under the Brennan Agreement, Ms. Brennan has been granted an equity award of 8,916 RSUs, which will vest in one installment on the first to occur of (i) the March 24, 2025 and (ii) the appointment of a new Chief Executive Officer of the Company. The RSUs will be granted under Company’s 2017 Equity Incentive Plan, as amended and restated, or its successor (2017 Equity Plan) and subject to the terms of the 2017 Equity Plan and an award agreement with terms and conditions consistent with grants made to other Company employees. Each RSU represents the right to receive one share of Company common stock after the vesting date.
Ms. Brennan is entitled to participate in all Company employee benefits plans and programs maintained by the Company from time to time, at a level consistent with the benefits provided to other senior executives, subject to the provision of such plans and programs.
As of December 28, 2024, the Company had severance plan participation agreements with five executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008.
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
On January 17, 2025, the Company and Ms. Catherine Szyman entered into an offer letter (the Offer Letter”) in respect of her service as the next CEO of Masimo, effective as of February 12, 2025 (the “Effective Date”). Under the Offer Letter, Ms. Szyman’s will receive an initial annual base salary of $1,000,000, a target annual bonus opportunity of 100% of base salary and a maximum annual bonus opportunity equal to 200% of such target, and an annual target long-term incentive award opportunity of $7,000,000. To the extent that the Company determines after the Effective Date to adopt a policy for the vesting of performance stock units upon retirement, any such retirement policy that applies to Ms. Szyman will be no worse than the attainment of 60 years of age and at least five years of continuous employment with the Company. Ms. Szyman will also be eligible to participate in the Company’s employee benefit plans and programs applicable to senior executives of the Company generally, as may be in effect from time to time.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Willow Cross-Licensing Agreement Provisions
The Company’s Cross-Licensing Agreement with Willow contains annual minimum aggregate royalty obligations for use of the rainbow® licensed technology, which is a perpetual global license. Prior to a change in control, which is defined in the Willow Cross-Licensing Agreement to include, among other things, Mr. Kiani ceasing to serve as CEO of either the Company or Willow, the Company’s annual minimum royalty obligation is $5.0 million. Upon a change in control of the Company or Willow: (i) all rights to the “Masimo” trademark will be assigned to Willow if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark; (ii) the option to license technology developed by Willow for use in blood glucose monitoring will be deemed automatically exercised and a $2.5 million license fee for this technology will become immediately payable to Willow; and (iii) the minimum aggregate annual royalties payable to Willow for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and/or glucose measurements will increase to $15.0 million per year until the exclusivity period of the agreement ends, plus up to $2.0 million for each additional rainbow® parameter (with no maximum ceiling for non-vital sign measurements). Any payment due annually to Willow resulting from a change in control of the Company is less than what the Company paid to Willow for licensing rights in 2022 or 2023.
On October 24, 2024, a change in control as defined in the Willow Cross-Licensing Agreement occurred when Mr. Kiani’s employment as the Company’s CEO was terminated, resulting in a payment of $2.5 million for the licensing of Willow blood glucose monitoring technology. A change in control does not otherwise impact the scope or duration of the license rights. No additional accruals or payments were made in connection with the change in control under the Willow Cross-Licensing Agreement.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $291.2 million of purchase commitments as of December 28, 2024 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of December 28, 2024, the Company had approximately $4.8 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of December 28, 2024, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Fees Agreements
On January 1, 2024, the Company entered into a one year alternative fee agreement (Fee Agreement) with respect to certain on-going legal fees and costs charged by a vendor. The Fee Agreement imposes certain limits on a quarterly and annual basis for actual legal fees incurred by the vendor that are payable based on work performed related to litigation matters against Apple (see the heading “Litigation” under Note 24, “Commitments and Contingencies” for further details). If the vendor is successful in obtaining a favorable judgment for the Company on any claim or counterclaim after exhaustion or dismissal of any appeals, or upon settlement resulting in monetary consideration to the Company, the vendor will be paid a success fee equal to three times the amount of the excess of the annual legal fee limit within 60 days after entry of a judgement or the effective date of any settlement. As of December 28, 2024, the potential success fee that could be payable if the above event occurs is approximately $18.6 million. Amounts due to the vendor under this Fee Agreement will be recognized when probable and reasonably estimable.
In connection with the potential separation of the Company’s consumer businesses, the Company entered into contingent or discretionary fee agreement with various service providers, advisors and consultants. The Company is unable to reasonably estimate the contingent fees due under these agreement at this time. Amounts due will be recognized when probable and reasonably estimable.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Endorsement Agreements
The Company entered into two endorsement agreements, effective on February 1, 2024 and April 12, 2024, respectively, with terms ranging from 18 months to 36 months, for an approximate total commitment of $11.5 million, plus applicable taxes. One of these agreements also contains certain royalty payments provisions based on sales of particular products, with a minimum guaranteed royalty payment of $0.5 million.
The Company terminated one endorsement agreement, effective October 22, 2024, and recorded a charge of $2.0 million in connection with such termination, which was recorded to selling, general and administrative expenses.
As of December 28, 2024, the outstanding amount of the obligations under the one remaining endorsement agreement was approximately $5.8 million.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of December 28, 2024, the Company had $177.6 million of bank balances, of which $7.9 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its healthcare products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential healthcare customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the years ended December 28, 2024, December 30, 2023 and December 31, 2022, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 56.9%, 53.2% and 53.8% of healthcare revenue, respectively.
For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company had sales through one just-in-time healthcare distributor that represented 12.3%, 11.2%, and 10.1% of consolidated revenue, respectively.
As of December 28, 2024 and December 30, 2023, one healthcare customer represented 8.1% and 6.4%, respectively, of the Company’s consolidated accounts receivable balance. The receivable balance related to such healthcare customer is fully secured by a letter of credit.
As of December 28, 2024, there were no customer concentration risks associated with the Company’s non-healthcare business.
Litigation
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the United States District Court for the Central District of California for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Apple filed petitions for Inter Partes review (IPR) of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO instituted IPR of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the IPR proceedings. In the IPR proceedings, one or more of the challenged claims of three of the asserted patents were found valid. The challenged claims of nine of the asserted patents were found invalid. On appeal, the U.S. Court of Appeals for the Federal Circuit affirmed all the IPR decisions except it reversed a finding of invalidity for certain dependent claims of one Masimo patent. From April 4, 2023 through May 1, 2023, the District Court held a jury trial on the trade secret, ownership, and inventorship claims. The District Court granted Apple’s motion for judgment as a matter of law on certain trade secrets and denied the remainder of Apple’s motion. On May 1, 2023, the District Court declared a mistrial because the jury was unable to reach a unanimous verdict. The District Court conducted a bench trial on the trade secret, ownership, and inventorship claims which commenced on November 5, 2024. The final argument following the bench trial occurred on for February 3, 2025. The stay of the patent infringement claims has been lifted and those claims will be tried at a later date.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 30, 2021, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Apple for infringement of a number of other patents. The Company filed an amended complaint on July 12, 2021. On August 13, 2021, the ITC issued a Notice of Institution of Investigation on the asserted patents. From June 6, 2022 to June 10, 2022, the ITC conducted an evidentiary hearing. In July and August 2022, Apple filed petitions for IPR of the asserted patents in the PTO. On January 10, 2023, a United States Administrative Law Judge in Washington, D.C. ruled that Apple violated Section 337 of the Tariff Act of 1930 (Section 337), as amended, by importing and selling within the United States certain Apple Watches with light-based pulse oximetry functionality and components, which infringe several claims of the Company’s pulse oximeter patents. On January 24, 2023, the United States Administrative Law Judge further recommended that the ITC issue an exclusion order and a cease and desist order on certain Apple Watches. On October 26, 2023, the ITC issued a Notice of Final Determination finding a violation of Section 337 by Apple. The ITC determined that that appropriate form of relief is a Limited Exclusion Order (LEO) prohibiting the unlicensed entry of infringing wearable electronic devices with light-based pulse oximetry functionality manufactured by or on behalf of Apple, and a Cease and Desist Order (CDO). The LEO and CDO went into effect after the 60-day Presidential review period expired. The LEO and CDO are currently in effect. Apple’s appeal to the Federal Circuit is pending. On January 30, 2023, the PTO denied institution of IPR proceedings for the Company’s pulse oximeter patents that the ITC ruled were infringed. With respect to the other patents asserted at the ITC, the PTO denied institution of IPR proceedings for two patents and instituted IPR proceedings for two patents in January and February 2023. In the IPR proceedings, one or more of the challenged claims were found valid, while others were found invalid. Appeals for the two IPRs are pending. On January 12, 2024, the U.S. Customs and Border Protection Exclusion Order Enforcement Branch issued a ruling letter allowing importation of certain Apple Watches with the blood oxygen feature disabled.
On October 20, 2022, Apple filed two complaints against the Company in the U.S. District Court for the District of Delaware alleging that the Masimo W1® watch infringes six utility and four design patents. Apple is seeking damages and injunctive relief. On December 12, 2022, the Company counterclaimed for monopolization, attempted monopolization, false advertising (and related causes of action) and infringement of ten patents. The Company is seeking damages and injunctive relief. On May 5, 2023, the Court ordered that the two cases be coordinated through the pre-trial stage. The Court held a case management conference in March 2024. On October 7, 2024, the Court granted summary judgement dismissing the Company’s inequitable conduct defense and counterclaim. The Court held a jury trial in October 2024 on Apple’s patent claims. The jury found that Company’s current product offerings do not infringe any Apple patents. The jury found a discontinued version of the Masimo W1® watch infringed one design patent and a discontinued version of the Masimo W1® watch charger infringed a second design patent. The jury awarded Apple a total of $250. The Company’s patent, false advertising, and antitrust counterclaims will be tried at a later date. The Company intends to vigorously pursue all of its claims against Apple and believes the Company has good and substantial defenses to Apple’s claims, but there is no guarantee that the Company will be successful in these efforts.
On August 22, 2023, a putative class action complaint was filed by Sergio Vazquez against the Company and members of its management alleging violations of the federal securities laws. On November 14, 2023, the court appointed Boston Retirement System, Central Pennsylvania Teamsters Pension Fund-Defined Benefit Plan, and Central Pennsylvania Teamsters Pension Fund-Retirement Income Plan 1987 as lead plaintiffs. The lead plaintiffs filed an amended complaint on February 12, 2024. The amended complaint alleges that the Company and members of its management, from May 4, 2022 through August 8, 2023, disseminated materially false and misleading statements and/or concealed material adverse facts relating to the performance of its healthcare business and the success of the Company’s legacy Sound United business. The Company moved to dismiss the amended complaint on April 29, 2024. On November 5, 2024, the court granted the motion in part, allowing the surviving claims to proceed to discovery. The Company believes it has good and substantial defenses to the claims in the amended complaint, but there is no guarantee that the Company will be successful in these efforts.
On May 1, 2024, a purported stockholder of the Company, Linda McClellan, filed a derivative action in the U.S. District Court for the Southern District of California against certain of Masimo’s current and former executives and directors, and Masimo as nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties owed to Masimo by allowing or permitting false or misleading statements to be disseminated regarding the performance of the Masimo’s healthcare business and the success of the Company’s legacy Sound United business. The complaint also asserts causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (15 U.S.C.§ 78j(b)) and Rule 10b-5 promulgated thereunder, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 16, 2024, a purported stockholder of the Company, Dianne Himmelberger, filed a similar derivative action in the U.S. District Court for the Southern District of California (collectively, Derivative Actions). On July 22, 2024, the Court consolidated the Derivative Actions and stayed them until the motion to dismiss the Securities Class Action has been (i) denied in whole or in part, and no amended complaint is subsequently filed; or (ii) granted with prejudice, and any appeals pertaining to the motion to dismiss have concluded, or the time for seeking appellate review has passed with no further action from the Securities Class Action parties.
In August 2023, the Company determined to initiate a voluntary recall of select Rad-G® products in connection with an issue that can result in an unintentional change in the power state of the device. On February 14, 2024, the Company initiated a voluntary recall. On February 21, 2024, the Company received a subpoena from the Department of Justice (DOJ) seeking documents and information related to the Company’s Rad-G® and Rad-97® products, including information relating to complaints surrounding the products and the Company’s decision to recall the Rad-G®. On March 25, 2024, the Company received a civil investigative demand from the DOJ pursuant to the False Claims Act, 31 U.S.C §§ 3729-3733, seeking documents and information related to customer returns of the Company’s Rad-G® and Rad-97® products, including returns related to the Company’s recall of select Rad-G® products in 2024. The Company is investigating the reasons for the delay between August 2023 and February 2024 when the recall was initiated. The Company is cooperating with the government and may expend significant financial and managerial resources in connection with responding to the subpoena and any related investigation or any other future requests for information.
The Company received a subpoena from the Securities and Exchange Commission dated March 26, 2024 seeking documents and information relating to allegations of potential accounting irregularities and internal control deficiencies from former employees within the Company’s accounting department.
With respect to each of the subpoenas and the investigative demand described above, the Company is cooperating with the government and may expend significant financial and managerial resources in connection with responding to the subpoenas and investigative demand and any related investigation or any other future request for information. In addition, requests and investigation of this nature may lead to the assertion of claims or the commencement of legal proceedings against the Company, which in turn may lead to material fines, penalties or other liabilities.
On July 15, 2024, the Company commenced litigation against Politan, including Mr. Koffey and Ms. Brennan, members of the Board, in the U.S. District Court for the Central District of California seeking, among other things, an order declaring that Politan’s proxy materials for the Company’s 2024 Annual Meeting of Stockholders violated Section 14(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), enjoining Politan from voting any proxies received by means of Politan’s misleading proxy materials, invalidating any proxies Politan obtained pursuant to the misleading proxy materials, and requiring Politan to correct material misstatements and omissions the proxy materials. On July 19, 2024, the Company filed a request for expedited discovery, which the District Court granted, and a motion for preliminary injunction. On August 26, 2024, the Company filed an amended complaint adding a claim that Politan had violated Section 13(d) of the Exchange Act for its disclosures related to its investment in the Company. The District Court denied the Company’s motion for a preliminary injunction after a hearing on September 9, 2024. On February 4, 2024, the District Court granted the Company’s request for dismissal of the case with prejudice.
On July 17, 2024, Politan commenced litigation against the Company, Mr. Kiani, Mr. Reynolds and Mr. Chapek, members of the Board, in the Court of Chancery of the State of Delaware alleging that Mr. Kiani, Mr. Reynolds and Mr. Chapek breached their fiduciary duties to the Company by moving the date of the Company’s 2024 Annual Meeting of Stockholders from July 25, 2024 to September 19, 2024, and seeking, among other things, the Company set the record date and hold the Company’s 2024 Annual Meeting of Stockholders as soon as possible, without further adjournment or postponement (Politan Chancery Litigation). On July 19, 2024, the Court of Chancery denied Politan’s request to reschedule the Company’s 2024 Annual Meeting of Stockholders to an earlier date. On October 25, 2024, Politan voluntarily dismissed the Politan Chancery Litigation without prejudice.
On September 19, 2024, at the Company’s 2024 Annual Meeting of Stockholders, the Company’s stockholder voted not to reelect Mr. Kiani to the Board. On September 19, 2024, after the conclusion of the Company’s 2024 Annual Meeting of Stockholders, Mr. Kiani delivered a notification to the Board starting his decision to resign from his position of CEO of the Company (the September 19 Notice). On September 23, 2024, Mr. Kiani delivered a notification to the Board further describing his decision to resign (the September 23 Notice), and, on September 25, 2024, Mr. Kiani delivered an amended notification to the Board stating his decision to resign (the September 25 Notice, and, together with the September 19 Notice and the September 23 Notice, the Notice).

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Notice further states that Mr. Kiani’s resignation is for “Good Reason” (as such term is defined in Mr. Kiani’s Amended Employment Agreement) and that the basis for his resignation for Good Reason is diminution of his “responsibilities, duties and authority as the Chairman of the Board and CEO” as defined in the Sections 2 and 7.4 of his amended Employment Agreement.
Additionally, on September 19, 2024, Mr. Kiani filed a claim in California Superior Court relating to his Amended Employment Agreement seeking, among other things, a declaratory relief that he had validly terminated his employment for “Good Reason”, and that he was entitled to certain benefits provided in the Amended Employment Agreement upon a termination for Good Reason, including the Special Payment. On October 31, 2024, Mr. Kiani filed an amended complaint, bringing additional claims for, among other things, breach of contract and violations of the California Labor Code.
The Company is evaluating the claim, and believes it has good and substantial defenses to the claims, but there is no guarantee that the Company will be successful in these efforts.
On October 24, 2024, the Company filed litigation against Mr. Kiani in the Court of Chancery of the State of Delaware, seeking judicial declarations that numerous provisions in the Mr. Kiani’s Amended Employment Agreement, including the Special Payment, are invalid, unenforceable, and amount to a waste of corporate assets and, therefore, that Mr. Kiani is not entitled to receive the Special Payment. The Company’s complaint alleges that Masimo’s directors at the time of the initial adoption of the Employment Agreement and subsequent amendments abdicated their fiduciary duties as a matter of Delaware law by approving the Amended Employment Agreement, which contained provisions intended to entrench Mr. Kiani in control of the Company indefinitely. Mr. Kiani filed a motion to dismiss the complaint on November 19, 2024.
Following an investigation by outside counsel, in which counsel collected and reviewed relevant documents, it was determined that the company had grounds to terminate Mr. Kiani’s employment for cause. On October 24, 2024, the Board adopted resolutions to terminate Mr. Kiani’s employment for cause, effective October 24, 2024. The termination was not a Qualifying Termination (as defined in the Amended Employment Agreement). Consequently, the Company believes Mr. Kiani is not entitled to receive the Special Payment under the Amended Employment Agreement.
On October 25, 2024, the Company commenced litigation in the United States District Court for the Southern District of New York against Mr. Kiani, Roderick Wong, Naveen Yalamanchi, RTW Investment, LP, RTW Investments GP, LLC, RTW Master Fund, Ltd,. RTW Offshore Fund One, Ltd., RTW Onshore Fund One, LP, RTW Innovation Master Fund, Ltd,. RTW Innovation Offshore Fund, Ltd,. RTW Innovation Onshore Fund, LP, and RTW Fund Group GP, LLC, seeking disgorgement of short-swing profits pursuant to Section 16(b) of the Exchange Act (the SDNY Litigation). The Company filed an amended complaint in the SDNY Litigation on December 30, 2024. The defendants filed motions to dismiss the SDNY Litigation on January 23, 2025. In the SDNY Litigation, the Company alleges that the defendants formed a stockholder group under Section 13(d) of the Exchange Act holding 10% or more of the Company’s common stock and engaged in short-swing trading between May and September 2024 as a part of an empty voting scheme to manipulate the vote in Mr. Kiani’s favor for the Company’s 2024 Annual Meeting of Stockholders. The Company believes the total amount of RTW’s disgorgeable profits could be substantial.
For each of the foregoing matters, the Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss accrued by the Company in the accompanying consolidated financial statements. Gain contingencies, when applicable, are recognized upon being realized or realizable.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25. Segment and Enterprise Reporting
The Company’s reportable segments are determined based upon the Company’s organizational structure and the way in which the Company’s Chief Operating Decision Maker (CODM), the Company’s interim CEO (as of the end of fiscal year 2024), makes operating decisions, assesses financial performance, and allocates resources.
The two segments are:
•Healthcare - develops, manufactures, and markets a variety of noninvasive monitoring technologies and hospital automation® solutions and therapeutics. This segment includes the Company’s core legacy hospital business and new Masimo-technology-enabled consumer products that are distributed through many channels including e-commerce sites, leading national retailers and specialty chains globally.
•Non-healthcare - designs, develops, manufactures, markets and sells a broad portfolio of premium, high-performance audio products and services, which is currently being evaluated for separation.
The Company’s CODM uses segment gross profit, as presented in the Company’s CODM reports, as the primary measure of segment profitability. The significant segment expenses help the Company to better understand operating results. Segment information presented herein reflects the impact of these changes for all periods presented. For the year ended December 28, 2024 and December 30, 2023, intercompany revenues between healthcare and non-healthcare were $4.9 million and $7.7 million, respectively. For the year ended December 31, 2022, there was no intercompany revenue between healthcare and non-healthcare. All inter-segment transactions and balances are eliminated in consolidation for all periods presented below.
Selected information by reportable segment is presented below for the years ended December 28, 2024, December 30, 2023 and December 31, 2022:

(in millions)	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Revenues by segment:
Healthcare	$1,395.2	$1,275.5	$1,340.3
Non-healthcare	699.2	772.6	695.5
Revenue	$2,094.4	$2,048.1	$2,035.8

Cost of goods sold by segment:
Healthcare	$520.7	$498.4	$470.1
Healthcare other(1)	80.2	11.5	2.4
Non-healthcare	463.9	514.6	443.0
Non-healthcare other(1)	25.2	20.1	61.5
Cost of goods sold	$1,090.0	$1,044.6	$977.0

Gross profit:	$1,004.4	$1,003.5	$1,058.8
Healthcare
Segment gross profit	$874.5	$777.1	$870.2
Acquired asset amortization(1)(2)	(1.8)	(2.0)	(2.3)
Business transition and related costs(1)(3)	(77.1)	(5.6)	(0.1)
Other(1)	(1.3)	(3.9)	—
Non-healthcare
Segment gross profit	235.3	258.0	252.5
Acquired asset amortization(1)(2)	(17.7)	(19.7)	(61.5)
Business transition and related costs(1)(3)	(7.5)	(0.4)	—
__________________
(1)     Management excludes certain expenses from segment gross profit. Management considers these excluded amounts to be non-recurring or non-operational and as such, are excluded from segment gross profit as this enables management to better understand operational results.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)     Acquired asset amortization is a non-GAAP financial measure. These transactions represent amortization expense in connection with business or assets acquisitions associated with acquired intangible assets including, but not limited to customer relationships, intellectual property, trade names and non-competition agreements.
(3)     Business transition and related costs are a non-GAAP financial measure. These transactions represent gains, losses, and other related costs associated with business transition plans. These items may include but are not limited to severance, relocation, consulting, leasehold exit costs, asset impairment, and other related costs to rationalize our operational footprint and optimize business results.
The Company’s depreciation and amortization by segment are as follows:

(in millions)	Year Ended December 28, 2024	Year Ended December 30, 2023	Year Ended December 31, 2022
Total depreciation and amortization by segment:
Healthcare	$48.7	$38.1	$36.0
Non-healthcare	54.3	60.1	100.1
Total depreciation and amortization by segment	$103.0	$98.2	$136.1
The Company’s total assets by segment are as follows:

(in millions)	December 28, 2024	December 30, 2023
Total assets by segment:
Healthcare	$1,601.1	$1,631.8
Non-healthcare	1,007.2	1,390.6
Asset held-for-sale	17.4	—
Corporate overhead	—	19.1
Total assets by segment	$2,625.7	$3,041.5
The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are as follows:

(in millions, except percentages)	Year Ended December 28, 2024		Year Ended December 30, 2023
Total long-lived assets by geographic area:
United States	$319.7	79.9%	$317.9	74.6%
International	80.6	20.1	108.0	25.4
Total long-lived assets by geographic area	$400.3	100.0%	$425.9	100.0%
The following schedule presents an analysis of the Company’s revenues based upon the geographic area (ship to location):

(in millions, except percentages)	Year Ended December 28, 2024		Year Ended December 30, 2023		Year Ended December 31, 2022
Total revenue by geographic area:
United States (U.S.)	$1,127.6	53.8%	$1,058.8	51.8%	$1,141.7	56.1%
Europe, Middle East and Africa	595.6	28.4	571.9	27.9	523.6	25.7
Asia and Australia	303.5	14.5	351.0	17.1	326.8	16.1
North and South America (excluding U.S.)	67.7	3.3	66.4	3.2	43.7	2.1
Total revenue by geographic area	$2,094.4	100.0%	$2,048.1	100.0%	$2,035.8	100.0%

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26. Subsequent Event
On September 25, 2024, the Company announced that the Board remains committed to the previously announced review of alternatives for both the consumer audio and consumer healthcare businesses, and that the Board had engaged Centerview Partners and Morgan Stanley as financial advisors and Sullivan & Cromwell as a legal advisor. As of year-end, the non-healthcare consumer audio products business remained part of the Company’s continuing operations and as an important part of the Company’s broader ecosystem. Subsequently, the sales process has progressed in 2025, and the Sound United business will be classified as held-for-sale and will be reported in discontinued operations in the first quarter of 2025.

Schedule II
MASIMO CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(in millions)

Description	Balance at Beginning of Period	Additions Charged to Expense and Other Accounts		Amounts Charged Against Reserve	Balance at End of Period
Year ended December 28, 2024
Allowance for credit losses	$5.0	$0.9		$(0.5)	$5.4
Allowance for sales returns	8.7	6.2		(5.6)	9.3
Year ended December 30, 2023
Allowance for credit losses	7.9	(2.7)		(0.2)	5.0
Allowance for sales returns, as adjusted	5.3	3.8		(0.4)	8.7
Year ended December 31, 2022
Allowance for credit losses	2.5	5.6	(1)	(0.2)	7.9
Allowance for sales returns, as adjusted	1.5	11.1	(1)	(7.3)	5.3
______________
(1)     Additions charged to expense and other accounts include amounts from immaterial business combinations.