Form 10-Q
period 2025-03-29
MASIMO CORP
filed 2025-05-06
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class					Number of Shares Outstanding as of March 29, 2025
Common stock, $0.001 par value					54,219,116

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 29, 2025

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except par values)

	March 29, 2025	December 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$130.8	$123.6
Trade accounts receivable, net of allowance for credit losses of $3.6 million and $3.5 million at March 29, 2025 and December 28, 2024, respectively	271.2	268.9
Related party receivables - (Note 3)	14.8	14.3
Assets held-for-sale - (Note 8)	—	17.4
Inventories	301.2	294.8
Other current assets	111.6	103.4
Other current assets, held-for-sale - (Note 18)	354.4	403.4
Total current assets	1,184.0	1,225.8
Lease receivable, non-current	59.3	58.7
Deferred costs and other contract assets	60.3	61.0
Property and equipment, net	332.1	337.0
Intangibles assets, net	60.5	61.6
Goodwill	98.3	96.7
Deferred tax assets	119.2	118.4
Other non-current assets	45.1	51.3
Other non-current assets, held-for-sale - (Note 18)	334.3	615.2
Total assets	$2,293.1	$2,625.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$124.9	$129.0
Accrued compensation	62.0	78.7
Deferred revenue and other contract liabilities, current	72.6	76.9
Other current liabilities	118.2	115.4
Other current liabilities, held-for-sale - (Note 18)	168.8	217.7
Total current liabilities	546.5	617.7
Long-term debt	636.0	714.3
Deferred tax liabilities	0.2	0.2
Other non-current liabilities	73.3	70.9
Other non-current liabilities, held-for-sale - (Note 18)	90.7	170.7
Total liabilities	1,346.7	1,573.8
Commitments and contingencies - (Note 24)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100.0 million shares authorized; 54.2 million and 53.6 million shares issued and outstanding at March 29, 2025 and December 28, 2024, respectively	0.1	0.1
Treasury stock, 19.5 million and 19.5 million shares at March 29, 2025 and December 28, 2024, respectively	(1,169.2)	(1,169.2)
Additional paid-in capital	881.4	838.3
Accumulated other comprehensive loss	(86.1)	(108.2)
Retained earnings	1,320.2	1,490.9
Total stockholders’ equity	946.4	1,051.9
Total liabilities and stockholders’ equity	$2,293.1	$2,625.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended
	March 29, 2025	March 30, 2024
Revenue:
Revenue - (excluding related party revenue)	$340.2	$309.0
Related party revenue - (Note 3)	31.8	30.6
Total revenue	372.0	339.6
Cost of goods sold	138.0	133.0
Gross profit	234.0	206.6
Operating expenses:
Selling, general and administrative	119.4	115.7
Research and development	33.9	37.8
Litigation settlements	2.7	—
Total operating expenses	156.0	153.5
Operating income	78.0	53.1
Non-operating loss	(9.6)	(11.6)
Income from continuing operations before provision for income taxes	68.4	41.5
Provision for income taxes	21.2	9.4
Net income from continuing operations, net of tax	47.2	32.1
(Loss) from discontinued operations, net of tax - (Note 18)	(217.9)	(13.2)
Net (loss) income	$(170.7)	$18.9

Net (loss) income per share:
Basic income per share - continuing operations	$0.87	$0.61
Basic (loss) per share - discontinued operations	(4.04)	(0.25)
Basic (loss) income per share	$(3.17)	$0.36

Diluted income per share - continuing operations	$0.86	$0.59
Diluted (loss) per share - discontinued operations	(3.98)	(0.24)
Diluted (loss) income per share	$(3.12)	$0.35

Weighted-average shares used in per share calculations:
Basic	54.0	53.0
Diluted	54.8	54.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net (loss) income	$(170.7)	$18.9
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from foreign currency translation adjustments	24.8	(35.6)
Net change in in retirement obligations	—	0.7
Unrealized (loss) gain on cash flow hedges	(2.7)	4.9
Total comprehensive (loss)	$(148.6)	$(11.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions)
	Three Months Ended March 29, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 28, 2024	53.6	$0.1	19.5	$(1,169.2)	$838.3	$(108.2)	$1,490.9	$1,051.9
Stock options exercised	0.5	—	—	—	43.8	—	—	43.8
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(11.3)	—	—	(11.3)
Stock-based compensation	—	—	—	—	10.6	—	—	10.6
Net (loss)	—	—	—	—	—	—	(170.7)	(170.7)
Foreign currency translation adjustment	—	—	—	—	—	24.8	—	24.8
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(2.7)	—	(2.7)
Balance at March 29, 2025	54.2	$0.1	19.5	$(1,169.2)	$881.4	$(86.1)	$1,320.2	$946.4

	Three Months Ended March 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 30, 2023	52.8	$0.1	19.5	$(1,169.2)	$783.4	$(45.3)	$1,795.8	$1,364.8
Stock options exercised	0.2	—	—	—	7.2	—	—	7.2
Restricted/Performance stock units vested	0.1	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	—	(5.3)	—	—	(5.3)
Stock-based compensation	—	—	—	—	9.6	—	—	9.6
Net income	—	—	—	—	—	—	18.9	18.9
Foreign currency translation adjustment	—	—	—	—	—	(35.6)	—	(35.6)
Change in pension benefits	—	—	—	—	—	0.7	—	0.7
Unrealized gain on cash flow hedge	—	—	—	—	—	4.9	—	4.9
Balance at March 30, 2024	53.1	$0.1	19.5	$(1,169.2)	$794.9	$(75.3)	$1,814.7	$1,365.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net (loss) income	$(170.7)	$18.9
Loss from discontinued operations, net of tax	(217.9)	(13.2)
Net income from continuing operations	47.2	32.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8.6	10.0
Stock-based compensation expense	9.1	8.7
Gain on disposal of equipment, intangibles and other assets	(0.1)	—
Provision for credit losses	0.3	0.1
Provision for deferred income taxes	5.9	—
Amortization of debt issuance cost	0.5	0.5
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(2.9)	(14.6)
(Increase) decrease in related party receivable	(0.5)	—
(Increase) decrease in inventories	(6.6)	2.8
(Increase) decrease in other current assets	5.5	10.3
(Increase) decrease in lease receivable, net	(0.6)	0.7
(Increase) decrease in deferred costs and other contract assets	0.7	(0.6)
(Increase) decrease in other non-current assets	4.4	(2.7)
Increase (decrease) in accounts payable	(6.1)	(7.8)
Increase (decrease) in accrued compensation	(17.0)	5.0
Increase (decrease) in accrued liabilities	(8.1)	(4.1)
Increase (decrease) in income tax payable	0.2	(1.0)
Increase (decrease) in deferred revenue and other contract-related liabilities	(1.9)	(3.3)
Increase (decrease) in other non-current liabilities	(0.7)	2.5
Net cash provided by (used in) operating activities from continuing operations	37.9	38.6
Net cash provided by (used in) operating activities from discontinued operations	(6.8)	7.2
Net cash provided by (used in) operating activities	31.1	45.8
Cash flows from investing activities:
Purchases of property and equipment	(2.6)	(6.1)
Proceeds from sale of property and equipment	19.6	—
Increase in intangible assets	(1.5)	(4.6)
Other strategic investing activities	—	(0.1)
Net cash provided by (used in) investing activities from continuing operations	15.5	(10.8)
Net cash provided by (used in) investing activities from discontinued operations	(4.8)	(8.1)
Net cash provided by (used in) investing activities	10.7	(18.9)
Cash flows from financing activities:
Borrowings under line of credit	—	64.0
Repayments on line of credit	(78.8)	(91.9)
Proceeds from issuance of common stock	43.1	7.1
Payroll tax withholdings on behalf of employees for vested equity awards	(11.3)	(5.3)
Net cash provided by (used in) financing activities from continuing operations	(47.0)	(26.1)
Net cash provided by (used in) financing activities from discontinued operations	(0.8)	(0.4)

Net cash provided by (used in) financing activities	(47.8)	(26.5)
Effect of foreign currency exchange rates on cash	1.1	(4.6)
Net decrease in cash, cash equivalents and restricted cash	(4.9)	(4.2)
Cash, cash equivalents and restricted cash at beginning of period	181.4	168.2
Cash, cash equivalents and restricted cash at end of period	$176.5	$164.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of the Company
Masimo Corporation (the “Company”) is a global technology company that develops, manufactures and markets a wide array of patient monitoring technologies, as well as automation and connectivity solutions. The Company’s mission is to improve patient outcomes, reduce the cost of care and take noninvasive monitoring to new sites and applications. As of March 29, 2025, the Company operates two reportable segments: healthcare and non-healthcare.
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
The Company’s non-healthcare consumer business incorporates audio and home integration technologies are primarily sold or licensed direct-to-consumers, or through authorized retailers and wholesalers.
As of December 28, 2024, the non-healthcare consumer business remained part of the Company’s continuing operations. Subsequently, the sales process has progressed in early 2025, and as of March 29, 2025, the non-healthcare consumer business has been classified as held-for-sale, and reported as discontinued operations. For additional information with respect to the non-healthcare consumer business separation and discontinued operations of this business, please see Note 18, “Discontinued Operations”. On May 6, 2025, the Company announced that it entered into a definitive agreement with HARMAN International, a wholly-owned subsidiary of Samsung Electronics., Ltd., to sell its non-healthcare business. See Note 26, “Subsequent Events” for additional information.
The terms “the Company” and “Masimo” refer to Masimo Corporation and, where applicable, its consolidated subsidiaries.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 28, 2024 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (fiscal year 2024), filed with the SEC on February 25, 2025. The results for the three months ended March 29, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending January 3, 2026 (fiscal year 2025) or for any other interim period or for any future year.
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 weeks while a 53 week fiscal year includes three 13 week fiscal quarters and one 14 week fiscal quarter. The Company’s last 53 week fiscal year was fiscal year 2020. Fiscal year 2025 is a 53 week fiscal year ending January 3, 2026. All references to years in these notes to condensed consolidated financial statements are fiscal years unless otherwise noted.
Reclassifications
Certain amounts for the current and comparative periods in the accompanying condensed consolidated financial statements have been reclassified to conform to the discontinued operations presentation, including certain balance sheets, statements of operations, statements of comprehensive (loss) income, and statements stockholders’ equity, and statements of cash flows accounts in the consolidated financial statements for the year ended December 28, 2024, please see Note 18, “Discontinued Operations”.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of standalone selling prices, variable consideration, total consideration allocated to each performance obligation within a contract, inventory valuation, valuation of the Company’s equity awards, impairment of long-lived assets, intangible assets and goodwill; derivative and equity instruments, deferred taxes and any associated valuation allowances, deferred revenue, accounting for pensions, uncertain income tax positions, litigation costs, and related accruals. See Note 24, “Commitments and Contingencies” for further details. Actual results could differ from such estimates.
Assets Held-For-Sale and Discontinued Operations
In the third quarter of 2024, the Company announced that its board of directors (the “Board”) remains committed to the previously announced review of alternatives for both the Company’s consumer audio and consumer healthcare businesses, and that the Board had engaged Centerview Partners and Morgan Stanley as financial advisors and Sullivan & Cromwell as a legal advisor. As of December 28, 2024, the non-healthcare business remained part of the Company’s continuing operations. The sales process has progressed in early 2025, and during the first quarter of 2025, the non-healthcare business has been classified as held-for-sale and reported in discontinued operations.
The non-healthcare results for the periods presented are reflected in our condensed consolidated statements of operations and condensed consolidated statement of cash flows as discontinued operations. Additionally, the related assets and liabilities are classified as held-for-sale in our condensed consolidated balance sheets, see Note 18, “Discontinued Operations”.
Unless otherwise indicated, the financial disclosures and related information provided herein relate to our continuing operations, which exclude our non-healthcare consumer audio business, and we have recast prior period amounts to conform to this discontinued operations presentation. See Note 25, “Segment and Enterprise Reporting” for additional information about reportable segments.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at March 29, 2025:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$96.9	$96.9	$—	$—
Money market funds	33.9	33.9	—	—
Pension assets	21.7	15.9	5.8	—
Derivative instruments - cash flow hedges(1)	4.3	4.3	—	—
Equity securities	1.1	1.1	—	—
Derivative instruments - warrants	0.6	0.6	—	—
Total assets	$158.5	$152.7	$5.8	$—

Liabilities
Derivative instruments - cash flow hedges	$1.3	$1.3	$—	$—
Pension benefit obligation	25.7	25.7	—	—
Total liabilities	$27.0	$27.0	$—	$—
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at December 28, 2024:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$51.0	$51.0	$—	$—
Money market funds	72.6	72.6	—	—
Pension assets	19.2	14.1	5.1	—
Derivative instruments - cash flow hedges(1)	6.8	6.8	—	—
Equity securities	1.3	1.3	—	—
Derivative instruments - warrants	0.7	0.7	—	—
Total assets	$151.6	$146.5	$5.1	$—

Liabilities
Derivative instruments - cash flow hedges	$0.1	$0.1	$—	$—
Pension benefit obligation	24.6	24.6	—	—
Total liabilities	$24.7	$24.7	$—	$—
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company has certain strategic investments in privately-held companies (non-marketable equity securities) and companies that have completed initial public offerings (marketable equity securities). The Company’s marketable equity securities and certain derivative investment, whose price is based on quoted market price in an active market, are classified within Level 1 of the fair value hierarchy. Equity securities are classified as current, short-term investments, or non-current, recorded in other non-current assets, based on the nature of the securities and their availability for use in current operations. The changes in the fair value of those equity securities are measured at each reporting date and changes in the value of these investments between reporting dates are recorded within non-operating income (loss).
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
Furthermore, the Company did not elect to apply the fair value option to specific assets or liabilities on a contract-by-contract basis. The Company did not have any transfers between Level 2 and Level 3 during the three months ended March 29, 2025.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives as follows:

Useful Lives
Buildings and building improvements	7 to 39 years
Computer equipment and software	2 to 12 years
Demonstration units	2 to 3 years
Furniture and office equipment	2 to 15 years
Leasehold improvements	Lesser of useful life or term of lease
Machinery, equipment, tooling and other	3 to 20 years
Operating lease assets	Lesser of useful life or term of lease
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
The Company reviews finite lived intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell, please see Note 18, “Discontinued Operations”.
Employee Defined Benefit Plans
The Company maintains noncontributory defined benefit plans that cover certain employees in certain international locations. The Company recognizes the funded status, or the difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the condensed consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, the difference or underfunded status represents the pension liability. The Company records a net periodic pension cost in the condensed consolidated statement of operations. The liabilities and annual income or expense are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of asset return. The Company’s accounting policy includes an annual re-measurement of pension assets and obligations. In addition, the Company re-measures pension assets and obligations for significant events, as of the nearest month-end date on the calendar. The fair values of plan assets are determined based on prevailing market prices. See Note 21, “Employee Benefits”, for further details.

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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
Changes in the product warranty accrual were as follows:

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Product warranty accrual, beginning of period	$2.9	$1.8
Accrual for warranties issued	1.0	1.8
Changes in pre-existing warranties (including changes in estimates)	(0.3)	0.4
Settlements made	(0.8)	(2.2)
Product warranty accrual, end of period	$2.8	$1.8
Advertising Costs
Advertising costs include certain advertising and marketing fees, which are expensed as incurred. Advertising costs are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. Advertising costs for the three months ended March 29, 2025 and March 30, 2024 were $2.3 million and $6.1 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Litigation Costs and Contingencies
The Company records a charge equal to at least the minimum estimated liability for a loss contingency or litigation settlement when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. The determination of whether a loss contingency, or litigation settlement is probable or reasonably possible involves a significant amount of management judgment, as does the estimation of the range of loss given the nature of contingencies. Liabilities related to litigation settlements with multiple elements are recorded based on the fair value of each element. Legal and other litigation related expenses are recognized as the services are provided. The Company records insurance and other indemnity recoveries for litigation expenses when both of the following conditions are met: (a) the recovery is probable, and (b) collectability is reasonably assured. Insurance recoveries are only recorded to the extent the litigation costs to which they relate have been incurred and recognized in the financial statements.
Foreign Currency Translation
The Company’s international headquarters is in Switzerland, and its functional currency is the U.S. Dollar. The Company has many other foreign subsidiaries, and the largest transactions in foreign currency translations occur in the European Euro and the British Pound.
The Company records certain revenues and expenses in foreign currencies. These revenues and expenses are translated into U.S. Dollars based on the average exchange rate for the reporting period. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the exchange rate in effect as of the balance sheet date. Translation gains and losses related to foreign currency assets and liabilities of a subsidiary that are denominated in the functional currency of such subsidiary are included as a component of accumulated other comprehensive income (loss) within the accompanying condensed consolidated balance sheets. Realized and unrealized foreign currency gains and losses related to foreign currency assets and liabilities of the Company, or a subsidiary that are not denominated in the underlying functional currency are included as a component of non-operating income within the accompanying condensed consolidated statements of operations.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Net (Loss) Income Per Share
A computation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended
(in millions, except per share amounts)	March 29, 2025	March 30, 2024
Net income from continuing operations, net of tax	$47.2	$32.1
(Loss) from discontinued operations, net of tax - (Note 18)	(217.9)	(13.2)
Net (loss) income	$(170.7)	$18.9
Basic net income per share:
Weighted-average shares outstanding - basic	54.0	53.0

Continuing operations per basic share	$0.87	$0.61
Discontinued operations per basic share	(4.04)	(0.25)
Net (loss) income per basic share	$(3.17)	$0.36

Diluted net income per share:
Weighted-average shares outstanding - basic	54.0	53.0
Diluted share equivalents: stock options, RSUs and PSUs	0.8	1.2
Weighted-average shares outstanding - diluted	54.8	54.2

Continuing operations per diluted share	$0.86	$0.59
Discontinued operations per diluted share	(3.98)	(0.24)
Net (loss) income per diluted share	$(3.12)	$0.35
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For the three months ended March 29, 2025 and March 30, 2024, weighted options to purchase 0.6 million and 1.4 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs were considered contingently issuable shares as their vesting was contingent upon the occurrence of certain future events. Since such events have not occurred and were not considered probable of occurring as of each of March 29, 2025 and March 30, 2024, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares.
On October 24, 2024, following a review by outside counsel, the Board adopted resolutions to terminate the employment of Mr. Joe Kiani, our former Chairman and Chief Executive Officer, effective October 24, 2024. In connection with the Board’s determination, the 2.7 million RSU grant to Mr. Kiani was cancelled and the 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for the year ended December 28, 2024. For additional information with respect to these RSUs, please see “Employment and Severance Agreements” in Note 24, “Commitments and Contingencies”.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Cash paid during the year for:
Interest expense:
Continuing operations	$11.5	$10.9
Discontinued operations	0.5	0.8
Income taxes:
Continuing operations	$2.1	$2.6
Discontinued operations	3.4	5.9
Operating lease liabilities:
Continuing operations	$2.7	$2.7
Discontinued operations	3.4	3.0

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities:
Continuing operations	$(0.4)	$2.0
Discontinued operations	—	18.6

Non-cash investing activities - continuing operations:
Unpaid purchases of property and equipment	$1.2	$2.7
Unpaid strategic investments	0.1	0.2

Non-cash financing activities - continuing operations:
Unsettled common stock proceeds from option exercises	$0.7	$0.1

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents:
Continuing operations	$130.8	$118.1
Discontinued operations	41.2	39.5
Restricted cash:
Continuing operations	$2.7	$4.0
Discontinued operations	1.8	2.4
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$176.5	$164.0

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Recently Adopted Accounting Pronouncements
There have been no material changes to the accounting policies discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 25, 2025, other than the following update:
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted with retrospective application to all prior periods presented. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company retrospectively adopted this standard during the fiscal year ended December 28, 2024. See Note 25, “Segment and Enterprise Reporting”, for further details on the impact of the adoption of this standard.
Recently Announced Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard requires companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU No. 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company will reflect adoption of this new standard in its 2025 consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU No. 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. In January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU No. 2024-03. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of this new standard on our consolidated financial statements upon adoption.
3. Related Party Transactions
On October 24, 2024, following a review by outside counsel, the Board adopted resolutions to terminate the employment of Mr. Kiani, our former Chairman and Chief Executive Officer (CEO), effective October 24, 2024. See Note 24, “Commitments and Contingencies”, for further details.
Willow Laboratories, Inc. (Willow), formerly known as Cercacor Laboratories, Inc., is an independent entity that was spun off from the Company to its stockholders in 1998. Joe Kiani, the Company’s former Chairman and CEO, is also the Chairman and CEO of Willow. Effective as of January 3, 2016, in connection with changes in the capital structure of Willow, the Company determined that Willow was no longer required to be consolidated with the Company for financial reporting purposes. Although the Company believes that Willow continues to be considered a variable interest entity, the Company has determined that it is no longer the primary beneficiary of Willow as it does not have the power to direct the activities of Willow that most significantly impact Willow’s economic performance and has no obligation to absorb Willow’s losses.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company is a party to the following agreements with Willow:
•Cross-Licensing Agreement - The Company and Willow are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. Prior to a change in control, which is defined in the Willow Cross-Licensing Agreement to include, among other things, Mr. Kiani ceasing to serve as CEO of either the Company or Willow, the Company’s annual minimum royalty obligation was $5.0 million. On October 24, 2024, a change in control, as defined in the Willow Cross-Licensing Agreement, occurred when Mr. Kiani’s employment as the Company’s CEO was terminated. As a result, pursuant to the terms of the Willow Cross-Licensing Agreement, (i) the option to license technology developed by Willow for use in blood glucose monitoring was deemed automatically exercised and a $2.5 million license fee for this technology was paid by the Company to Willow; and (ii) the minimum aggregate annual royalties payable to Willow for carbon monoxide, methemoglobin fractional arterial oxygen saturation, hemoglobin and/or glucose measurements increased to $15.0 million per year until the exclusivity period of the agreement ends, plus up to $2.0 million for each additional rainbow® parameter (with no maximum ceiling for non-vital sign measurements). See Note 9, “Intangible Assets, Net”, for further details. The change in control does not otherwise impact the scope or duration of the license rights. No additional accruals or payments were made in connection with the change in control under the Willow Cross-Licensing Agreement. Aggregate liabilities payable to Willow arising under the Cross-Licensing Agreement were $4.2 million and $4.8 million for the three months ended March 29, 2025 and March 30, 2024, respectively. Any payment due annually to Willow resulting from a change in control of the Company is less than what the Company paid to Willow for licensing rights in 2022 or 2023.
Aggregate recorded royalty expenses to Willow by the Company under the Cross-Licensing Agreement were $5.7 million and $4.8 million for the three months ended March 29, 2025 and March 30, 2024, respectively. The Company had sales to Willow in the amount of less than $0.1 million and $0.2 million for each of the three months ended March 29, 2025 and March 30, 2024, respectively.
Pursuant to the terms of the Cross-Licensing Agreement, Willow has elected to invoice the Company during the three months ended March 29, 2025, for the remaining year’s minimum royalty of approximately $12.8 million.
•Administrative Services Agreement - The Company was a party to an administrative services agreement with Willow (G&A Services Agreement), which governs certain general and administrative services that the Company provided to Willow. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million and $0.1 million for each of the three months ended March 29, 2025 and March 30, 2024, respectively. On March 31, 2025, Willow provided the Company with a notice to terminate the Services Agreement under Section 7.2, effective April 30, 2025.
•Lease Agreement - Effective December 2019, the Company entered into a lease agreement with Willow for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Willow Lease). The term of the Willow Lease expired on December 31, 2024, and was not renewed. The Company recognized no lease income for the three months ended March 29, 2025. The Company recognized approximately $0.3 million of lease income for the three months ended March 30, 2024.
Net amounts accrued and unpaid to Willow at March 29, 2025 and December 28, 2024 were approximately $16.4 million and $4.9 million, respectively. See Note 24, “Commitments and Contingencies”, under the heading of “Willow Cross-Licensing Agreement Provisions” for further details.
The Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation) is a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. Mr. Kiani is the Chairman of the Masimo Foundation. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer served as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary served as the Secretary for the Masimo Foundation. Effective January 9, 2025, the Masimo Foundation Board appointed a new Treasurer and Secretary, and Messrs. McClenahan and Young resigned from their respective roles with the Masimo Foundation.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

During the three months ended March 29, 2025, the Company made no cash contributions to the Masimo Foundation. During the three months ended March 30, 2024, the Company made cash contributions of approximately $1.0 million to the Masimo Foundation. During the three months ended March 29, 2025, the Company made no in-kind contributions to the Masimo Foundation. During the three months ended March 30, 2024, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services. The Company halted all payments to the Masimo Foundation as of the end of the third quarter of 2024. The Company does not intend to make any future contributions to the Masimo Foundation.
Mr. Kiani is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During each of the three months ended March 29, 2025 and March 30, 2024, the Company incurred no marketing expenses to LMMV under the marketing service agreement. At each of March 29, 2025 and December 28, 2024, there were no amounts due to LMMV for services rendered. During the fourth quarter of 2024, the Company terminated the marketing services agreement with LMMV. No payment was due in connection with the termination of this agreement.
The Company maintained an aircraft time share agreement, pursuant to which the Company agreed from time to time to make its aircraft available to Mr. Kiani, in his former capacity as Chairman and CEO, for lease on a time-sharing basis. The agreement provided that Mr. Kiani would pay the Company for personal use based on agreed upon reimbursement rates. For the three months ended March 30, 2024, the Company charged Mr. Kiani less than $0.1 million related to such reimbursements. The time share agreement with Mr. Kiani was terminated upon the termination of his employment with the Company.
On June 26, 2023, at the Company’s 2023 Annual Meeting of Stockholders, its stockholders voted to elect two directors nominated by Politan Capital Management LP and certain of its affiliates (Politan) to the Company’s Board of Directors (Board). On September 19, 2024, at the Company’s 2024 Annual Meeting of Stockholders, two additional directors nominated by Politan were elected to the Board. As of September 24, 2024, the date of the last reported Schedule 13-D/A filed with the U.S. Securities and Exchange Commission (SEC) by Politan, Politan beneficially owned approximately 8.8% of the outstanding shares of the Company. For the three months ended March 29, 2025, the Company paid less than $0.1 million to Politan. There was no related party transactions between Masimo and Politan for the three months ended March 30, 2024.
On September 24, 2024, Michelle Brennan, a member of the Board, was appointed to the role of interim CEO of the Company. On February 12, 2025, Ms. Brennan’s role as interim CEO ceased, and she was appointed Chairman of the Board. Ms. Brennan also sits on the board of directors of Cardinal Health, Inc. (Cardinal). For each of the three months ended March 29, 2025 and March 30, 2024, sales to Cardinal were approximately $31.8 million and $30.6 million, respectively. As of March 29, 2025 and December 28, 2024, amounts owed from Cardinal were approximately $14.8 million and $14.3 million, respectively.
4. Inventories
Inventories consist of the following:

(in millions)	March 29, 2025	December 28, 2024
Raw materials	$140.9	$151.0
Work-in-process	22.7	19.2
Finished goods	137.6	124.6
Total inventories	$301.2	$294.8

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

5. Other Current Assets
Other current assets consist of the following:

(in millions)	March 29, 2025	December 28, 2024
Lease receivable, current	$26.7	$26.6
Prepaid expenses	20.9	19.7
Contract assets, current	17.6	11.4
Prepaid rebates and royalties, current	17.4	4.6
Indirect taxes receivable	16.3	18.5
Prepaid income taxes	7.1	17.6
Restricted cash(1)	2.7	2.7
Other current assets	2.9	2.3
Total other current assets	$111.6	$103.4
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
For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases are included within revenue in the accompanying condensed consolidated statements of operations. For the three months ended March 29, 2025 and March 30, 2024, lease revenue was approximately $12.0 million and $16.0 million, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Lease receivable from sales-type leases consists of the following:

(in millions)	March 29, 2025	December 28, 2024
Lease receivable	$86.1	$85.5
Allowance for credit loss	(0.1)	(0.2)
Lease receivable, net	86.0	85.3
Less: current portion of lease receivable	(26.7)	(26.6)
Lease receivable, non-current	$59.3	$58.7

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of March 29, 2025, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal year	Sales-Type Leases	Operating Leases
2025 (balance of year)	$20.6	$11.6
2026	22.8	14.5
2027	17.3	13.0
2028	11.6	10.2
2029	8.4	10.0
Thereafter	5.3	7.5
Total	$86.0	$66.8
Less: imputed interest(1)	—
Present value of total lease payments	$86.0
______________
(1)     The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	March 29, 2025	December 28, 2024
Deferred commissions	$25.0	$25.0
Unbilled contract receivables	19.4	20.2
Prepaid contract allowances	14.4	14.5
Deferred equipment agreements, net	1.5	1.3
Deferred costs and other contract assets	$60.3	$61.0
For the three months ended March 29, 2025 and March 30, 2024, deferred commission amortization expense was $2.1 million and $1.8 million, respectively.
For the year ended December 30, 2023, total deferred costs and other contracts were $57.3 million.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Property and Equipment, net
Property and equipment, net, consists of the following:

(in millions)	March 29, 2025	December 28, 2024
Operating lease assets	$155.4	$148.6
Machinery, equipment, tooling and other	148.7	147.1
Building and building improvements	143.5	143.5
Land	47.7	47.7
Computer equipment and software	38.3	38.7
Leasehold improvements	32.1	31.2
Furniture and office equipment	15.9	15.8
Demonstration units	0.5	0.5
Construction-in-progress (CIP)	27.8	29.0
Total property and equipment	609.9	602.1
Accumulated depreciation	(277.8)	(265.1)
Property and equipment, net	$332.1	$337.0
In October 2024, the Company grounded the corporate aircraft and started exploring disposition strategies. In December 2024, the Company entered into a letter of intent to sell the aircraft, and classified the asset as held for sale within the healthcare segment as of December 28, 2024. During the three months ended March 29, 2025, the Company completed the sale of the corporate aircraft for $19.5 million.
For the three months ended March 29, 2025 and March 30, 2024, depreciation expense of property and equipment was $6.5 million and $7.4 million, respectively.
For the three months ended March 29, 2025 and March 30, 2024, $6.7 million and $6.4 million of equipment leased to customers was amortized to cost of goods sold, respectively. As of each March 29, 2025 and December 28, 2024, accumulated amortization of equipment leased to customers was $0.3 million.
The balance in CIP at March 29, 2025 and December 28, 2024 related primarily to the capitalized implementation costs related to a new enterprise resource planning software system, costs related to facility improvements and the underlying assets for which have not been completed or placed into service.
9. Intangible Assets, net
Intangible assets, net, consist of the following:

	March 29, 2025			December 28, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$44.8	$(18.1)	$26.7	$44.0	$(17.5)	$26.5
Acquired technologies	28.1	(16.3)	11.8	27.9	(15.8)	12.1
Customer relationships	24.6	(13.6)	11.0	24.6	(13.3)	11.3
Trademarks	13.8	(7.5)	6.3	13.7	(7.2)	6.5
Licenses	2.3	(1.3)	1.0	2.3	(1.2)	1.1
Licenses-related party	7.5	(7.2)	0.3	7.5	(7.1)	0.4
Other	7.9	(4.5)	3.4	8.1	(4.4)	3.7
Total intangible assets subject to amortization, net	$129.0	$(68.5)	$60.5	$128.1	$(66.5)	$61.6

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Finite lived intangible assets have a weighted-average amortization period ranging from twelve years to fourteen years. Total amortization expense for the three months ended March 29, 2025 and March 30, 2024 was $2.1 million and $2.6 million, respectively.
Total renewal costs capitalized for patents and trademarks for the three months ended March 29, 2025 and March 30, 2024 were $0.2 million and $0.3 million, respectively. As of March 29, 2025, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal year	Amount (in millions)
2025 (balance of year)	$6.2
2026	7.4
2027	6.7
2028	6.4
2029	5.5
Thereafter	28.3
Total	$60.5
Indefinite-lived intangible assets are subject to annual impairment testing, unless circumstances dictate more frequent testing, if impairment indicators exist. For goodwill, the Company performs a qualitative assessment during the fourth quarter each year, for its annual impairment analysis. In the fourth quarter 2024, the Company performed its annual impairment analysis, and concluded that it was more likely than not that the fair value of the healthcare reporting unit was greater than its carrying value. Accordingly, no further testing was required on this reporting unit.
10. Goodwill
Changes in goodwill were as follows:

(in millions)	March 29, 2025
Goodwill, beginning of period	$96.7
Foreign currency translation adjustment	1.6
Goodwill, end of period	$98.3
11. Lessee ROU Assets and Lease Liabilities
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through January 2032. In addition, the Company leases equipment in the U.S. and Europe pursuant to leases that are classified as operating leases and expire at various dates through January 2029. The majority of these leases are non-cancellable and generally do not contain any material restrictive covenants, material residual value guarantees, or other material guarantees. The Company recognizes lease costs under these agreements using a straight-line method based on total lease payments. Certain facility leases contain predetermined price escalations and in some cases renewal options, the longest of which is for five years.
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of March 29, 2025, the weighted-average discount rate used by the Company for all operating leases was approximately 4.0%.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance sheet classification	March 29, 2025	December 28, 2024
Lessee ROU assets	Other non-current assets	$27.7	$29.2

Lessee current lease liabilities	Other current liabilities	8.8	9.7
Lessee non-current lease liabilities	Other non-current liabilities	21.7	23.3
Total operating lease liabilities		$30.5	$33.0
As of March 29, 2025 and December 28, 2024, accumulated amortization for lessee ROU assets was $33.2 million and $32.4 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 4.4 years as of March 29, 2025.
As of March 29, 2025, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal year	Amount (in millions)
2025 (balance of year)	$7.7
2026	7.6
2027	6.0
2028	5.3
2029	3.6
Thereafter(1)	3.0
Total	33.2
Imputed interest	(2.7)
Present value	$30.5
______________
(1)     Includes optional renewal period for certain leases.
During the three months ended March 29, 2025 and March 30, 2024, operating lease costs were approximately $1.6 million and $2.6 million, respectively.
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	March 29, 2025	December 28, 2024
Lessee ROU assets, net	$27.7	$29.2
Strategic investments	6.2	6.6
Prepaid deposits and other	5.1	6.8
Derivative assets - non-current(1)	3.9	6.2
Equity investments - fair value	1.7	2.0
Other non-current assets	0.5	0.5
Total non-current assets	$45.1	$51.3
______________
(1)    Excludes accrued interest.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities, current consist of the following:

(in millions)	March 29, 2025	December 28, 2024
Deferred revenue	$64.1	$61.9
Accrued rebates and allowances	22.5	23.0
Accrued customer reimbursements	6.5	10.1
Total deferred revenue and other contract liabilities	93.1	95.0
Less: Non-current portion of deferred revenue	(20.5)	(18.1)
Deferred revenue and other contract liabilities, current	$72.6	$76.9
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize revenue. Generally, the Company records deferred revenue when revenue is to be recognized subsequent to invoicing.
Deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements, and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, due to factors such as healthcare facility spending trends, hospital inpatient census and seasonality. As of March 29, 2025, the Company had approximately $1,762.4 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $512.9 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
Changes in deferred revenue for the three months ended March 29, 2025 and March 30, 2024, were as follows:

(in millions)	Three Months Ended March 29, 2025	Three Months Ended March 30, 2024
Deferred revenue, beginning of the period	$61.9	$48.4
Revenue deferred during the period	19.6	9.2
Recognition of revenue deferred in prior periods	(17.4)	(9.2)
Deferred revenue, end of the period	$64.1	$48.4

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	March 29, 2025	December 28, 2024
Accrued expenses	$23.0	$24.2
Accrued indirect taxes payable	16.8	17.9
Related party payables	16.5	5.3
Long-term debt, current	15.0	15.0
Accrued legal fees	13.7	14.6
Income tax payable	12.6	12.4
Lessee lease liabilities, current	8.8	9.7
Other current liabilities	11.8	16.3
Total other current liabilities	$118.2	$115.4
15. Debt

(in millions)	March 29, 2025	December 28, 2024
Term loan - current portion	$15.0	$15.0
Debt, current portion	15.0	15.0

Term loan - long-term	255.0	258.3
Revolver - long-term	381.0	456.0
Debt, long-term	636.0	714.3
Total debt	$651.0	$729.3
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
Borrowings under the Credit Facility will be deemed, at the Company’s election, either: (a) an Alternate Base Rate (ABR) Loan, which bears interest at the ABR, plus a spread of 0.000% to 0.750% based upon a Company leverage ratio, or (b) a Term SOFR Loan, which bears interest at the Adjusted Term SOFR Rate (as defined below), plus a spread of 1.000% to 1.750% based upon a Company net leverage ratio. Pursuant to the terms of the Credit Facility, the ABR is equal to the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York effective rate plus 0.50%, and (iii) the one-month Adjusted Term SOFR plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR Rate (as defined in the Credit Facility) for the applicable interest period plus a spread adjustment of 0.10%, 0.15% and 0.25% for the interest periods ending one, three and six months, respectively. At March 29, 2025, the effective interest rate on the Credit Facility was 5.7%.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
As of March 29, 2025, we had approximately $321.2 million of available borrowing capacity, (net of approximately $2.8 million of outstanding letters of credit) under the Credit Facility.
The Company was in full compliance with all covenants contained in its debt agreements and Credit Facility at March 29, 2025
For the three months ended March 29, 2025 and March 30, 2024, the Company incurred total interest expense of $8.8 million and $11.2 million under the Credit Facility, respectively.
As of March 29, 2025, the aggregate maturities of principal on all healthcare related debt for each of the next five years and thereafter are as follows:

Fiscal year	Amount (in millions)
2025 (balance of year)	$11.3
2026	15.0
2027	624.7
2028	—
2029	—
Thereafter	—
Total	$651.0
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	March 29, 2025	December 28, 2024
Unrecognized tax benefits	$25.7	$23.7
Lessee non-current lease liabilities	21.7	23.3
Deferred revenue, non-current	20.5	18.1
Projected benefit obligation	4.0	5.4
Other	1.4	0.4
Total other non-current liabilities	$73.3	$70.9

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
17. Derivative Instruments and Hedging Activities
Derivative Instruments - Cash Flow Hedges
The Company’s cash flow hedges are designed to mitigate the risk of exposure to variability in expected future cash flows of recognized assets, liabilities or any unrecognized forecasted transactions. The Company entered into various interest rate swaps that are designated as cash flow hedges on a substantial portion of the Company’s outstanding debt. The interest rate swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt to an average fixed interest rate of 3.23%. These contracts, carried at fair value, have maturities of approximately three years. All hedging relationships were highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged. The Company used a regression analysis at hedge inception to assess the effectiveness of cash flow hedge and periodically thereafter.
The Company records gains and losses from the changes in the fair value of these instruments as a component of other comprehensive (loss) income. Deferred gains or losses from these designated cash flow hedges are reclassified into earnings in the period that the hedged items affect earnings. The Company does not offset fair value amounts recognized for derivative instruments in its condensed consolidated balance sheets for presentation purposes. The following table summarizes the fair value of the hedging instruments, presented on a gross basis, as of March 29, 2025 and December 28, 2024.

		Condensed Consolidated Balance Sheets
(in millions)	Balance sheet classification	March 29, 2025	December 28, 2024
Interest rate contracts, inclusive of accrued interest	Other non-current assets	$4.3	$6.8
Interest rate contracts, inclusive of accrued interest	Other non-current liabilities	(1.3)	(0.1)
Total		$3.0	$6.7
The following table summarizes the gains reclassified from accumulated other comprehensive (loss) income to the condensed consolidated financial statements for the three months ended March 29, 2025 and March 30, 2024, respectively.

Cash flow hedges		Condensed Consolidated Statement of Operations
		Three Months Ended
(in millions)	Location of gains	March 29, 2025	March 30, 2024
Interest rate contracts	Non-operating gains	$1.6	$4.3
Total		$1.6	$4.3
The following tables summarize the changes in accumulated other comprehensive (loss) income related to the hedging instruments for the three months ended March 29, 2025 and March 30, 2024, respectively.

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Beginning balance	$6.0	$7.8
Amount recognized in other comprehensive (loss) income	(1.9)	10.8
Amount reclassified into earnings	(1.6)	(4.3)
Ending balance	$2.5	$14.3

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For the three months ended March 29, 2025, the unrealized loss, net of tax was $2.7 million. For the three months ended March 30, 2024, the unrealized gain, net of tax was $4.9 million.
For the three months ended March 29, 2025, the tax benefit related to the cash flow hedges was $0.8 million. For the three months ended March 30, 2024, the tax provision related to the cash flow hedges was $1.5 million.
The Company expects to reclassify a net amount of gains of $2.9 million from accumulated other comprehensive (loss) income to non-operating (loss) income within the next 12 months.
18. Discontinued Operations
In the third quarter 2024, the Company announced that the Board remains committed to the previously announced review of alternatives for both the consumer audio and consumer healthcare businesses, and that the Board had engaged Centerview Partners and Morgan Stanley as financial advisors and Sullivan & Cromwell as a legal advisor. As of December 28, 2024, the Company’s non-healthcare consumer business segment remained part of the Company’s continuing operations. The sales process has progressed in 2025, and during the first quarter of 2025, the non-healthcare business has been classified as held-for-sale and reported in discontinued operations.
The accounting criteria for reporting the non-healthcare business as a discontinued operation were met when the Board resolved to sell the non-healthcare business during the first quarter of 2025. Furthermore, there was a strategic shift that is expected to have a major effect on the Company’s overall operations and financial results. Accordingly, the accompanying condensed consolidated financial statements for all periods presented, effective as of the first quarter of 2025, reflect the non-healthcare business as a discontinued operation. Applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. The Company anticipates the sale to be completed within 1 year.
Interest expense from specifically identifiable debt associated with the non-healthcare business has been included in discontinued operations. As a result of the separation of the non-healthcare business, the Company incurred $0.5 million and $0.8 million in direct costs during each of the three months ended March 29, 2025 and March 30, 2024, respectively, which are reflected in earnings from discontinued operations, net of income taxes in the accompanying condensed consolidated statements of operations. These costs primarily relate to professional fees incurred in connection with the separation.
The key components of income from the non-healthcare business discontinued operations were as follows:

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Revenues	$146.7	$153.2
Cost of sales	99.1	118.1
Intangible assets impairment charges	44.0	—
Gross profit	3.6	35.1
Selling, general and administrative expenses	40.1	44.1
Research and development expenses	9.3	10.1
Intangible assets impairment charges	251.0	—
Operating loss	(296.8)	(19.1)
Non-operating (loss) income	(4.2)	2.6
Loss from discontinued operations, before income taxes	(301.0)	(16.5)
Benefit for income taxes	(83.1)	(3.4)
Loss from discontinued operations, net of income taxes	$(217.9)	$(13.2)

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Assets and liabilities of the discontinued operations of the non-healthcare business classified as held-for-sale in the condensed consolidated balance sheets as of March 29, 2025 and December 28, 2024 consist of the following:

(in millions)	March 29, 2025	December 28, 2024
Cash and cash equivalents	$41.2	$54.0
Trade receivable, net of credit allowances	103.9	143.3
Inventories, net	166.3	164.4
Other current assets	43.0	41.7
Total current assets, held-for-sale	354.4	403.4
Property and equipment, net	45.3	44.6
Intangible assets, net	217.1	496.6
Deferred tax assets	23.0	25.2
Other non-current assets	48.9	48.8
Total non-current assets, held-for-sale	334.3	615.2
Total assets held-for-sale - discontinued operations	$688.7	$1,018.6

Accounts payable	$91.1	$123.8
Accrued compensation	3.1	4.9
Deferred revenue and other contract liabilities, current	11.7	18.6
Other current liabilities	62.9	70.4
Total current liabilities, held-for-sale	168.8	217.7
Long-term debt	13.5	13.6
Deferred tax liabilities	23.1	99.9
Other non-current liabilities	54.1	57.2
Total non-current liabilities, held-for-sale	90.7	170.7
Total liabilities held-for-sale - discontinued operations	$259.5	$388.4
During the first quarter of 2025, the Company determined the non-healthcare business is classified as held-for-sale and is accordingly measured at the lower of its carrying amount or fair value less cost to sell in accordance with ASC 360: Impairment Testing: Long-lived Assets Classified as Held and Used (ASC 360); furthermore, the carrying amount of any assets not covered by ASC 360 included in this disposal group is adjusted in accordance with other applicable GAAP before measuring the fair value less cost to sell of the disposal group. All initial or subsequent adjustments to the carrying amount of a component as a result of such measurement is classified in discontinued operations. For the three months ended March 29, 2025, the Company recorded intangible asset write-downs of approximately $44.0 million within cost of sales, and approximately $251.0 million within operating expenses.
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
These fair value measurements require significant judgments using Level 3 inputs, such as discounted projected cash flows, which are not observable from the market, directly or indirectly. If future actual results adversely deviate from the forecast, assumptions or probabilities in the analysis, there will be a materially different assessment. As such, the Company will continue to monitor events occurring or circumstances changing which may necessitate further impairment assessments for intangibles and other long-lived assets.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

19. Equity
Stock Repurchase Program
In June 2022, the Board approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. No shares were repurchased pursuant to the 2022 Repurchase Program during the three months ended March 29, 2025. As of March 29, 2025, 5.0 million shares remained available for repurchase pursuant to the 2022 Repurchase Program.
20. Stock-Based Compensation
Total stock-based compensation expense (benefit) for the three months ended March 29, 2025 and March 30, 2024 was $9.1 million and $8.7 million, respectively. The stock-based compensation expense amounts for each of the three months ended March 29, 2025 and March 30, 2024 reflect adjustments for the expected life-to-date achievement of certain PSUs. The Company reassesses the expected achievement of such PSU awards based upon the achievement of certain pre-established multi-year performance criteria approved by the Board at the date of grant.
As of March 29, 2025, an aggregate of 5.6 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.5 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
Equity Incentive Plans
2017 Equity Plan
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Three Months Ended March 29, 2025
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period(1)	1.6	$110.43
Granted(2)	—	166.33
Canceled	(0.1)	185.77
Exercised	(0.5)	86.46
Options outstanding, end of period	1.0	$114.28
Options exercisable, end of period	0.9	$108.93
______________
(1)    The Company recorded less than $0.1 million of stock option expenses for discontinued operations for each of the three months ended March 29, 2025 and March 30, 2024.
(2)     No stock options were granted for discontinued operations for the three months ended March 29, 2025.
Total stock option expense for the three months ended March 29, 2025 and March 30, 2024 was $0.3 million and $2.1 million, respectively. As of March 29, 2025, the Company had $5.6 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 3.2 years.

RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Three Months Ended March 29, 2025
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period(1)	0.6	$135.96
Granted(2)	0.2	167.81
Canceled	—	145.32
Vested	(0.1)	161.57
RSUs outstanding, end of period	0.7	$141.58
___________________________
(1)    The Company recorded $1.1 million and $0.9 million of RSU related expense for discontinued operations for each of the three months ended March 29, 2025 and March 30, 2024.
(2)     No RSUs were granted for discontinued operations for the three months ended March 29, 2025.
Total RSU expense for the three months ended March 29, 2025 and March 30, 2024 was $9.2 million and $6.3 million, respectively. As of March 29, 2025, the Company had $91.2 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.4 years.
As previously mentioned in Note 2, “Summary of Significant Accounting Policies” under the heading “Net Income Per Share”, 2.7 million shares related to certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain events. As of March 29, 2025, such events were deemed to have not occurred. See Note 24, “Commitments and Contingencies” for additional details.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Three Months Ended March 29, 2025
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period(1)	0.1	$172.50
Granted(2)(3)	0.1	182.40
Canceled	(0.1)	167.84
PSUs outstanding, end of period	0.1	$181.52
______________
(1)    The Company recorded $0.3 million and less than $0.1 million of PSU expenses for discontinued operations for each of the three months ended March 29, 2025 and March 30, 2024.
(2)    On February 25, 2025, the Audit Committee approved the weighted payout percentage of 0% for the 2022 PSU awards (three-year performance period), which were based upon the actual fiscal 2024 performance against pre-established performance objectives. Included in the granted amount are those additional PSUs earned based on actual performance achieved. These PSUs were originally awarded at target.
(3)    No PSUs were granted for discontinued operations for the three months ended March 29, 2025.
During the three months ended March 29, 2025, the Company awarded 70,265 PSUs that will vest three years from the award date, based on the achievement of certain pre-established multi-year performance criteria approved by the Board. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes is recorded in the period in which the changes occur. If earned, the PSUs granted will vest upon achievement of the performance criteria, which include a relative total shareholder return (TSR) modifier, in the year following the evaluation and confirmation of the performance achievement criteria. The Company’s TSR modifier estimate is based on Masimo’s TSR performance over a 3-year period as a percentile ranking relative to the constituents of the S&P Healthcare Equipment Select Index. for the performance period beginning on March 11, 2025 and ending on January 1, 2028. The number of shares that may be earned can range from 0% to 200% of the target amount. The fair value of market-based RSUs is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of performance-based PSUs is determined using the closing price of the Company’s common stock on the grant date. Based on management’s estimate of the number of units expected to vest, total PSU (benefit) expenses for the three months ended March 29, 2025 and March 30, 2024 was $(0.4) million and $0.3 million, respectively. The PSU expense amounts for the three months ended March 29, 2025 relate to adjustments for the expected life-to-date performance of the PSU. As of March 29, 2025, the Company had $26.1 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 2.3 years.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended
	March 29, 2025(1)	March 30, 2024(1)
Risk-free interest rate	4.1%	4.2%
Expected term (in years)	5.8	5.9
Estimated volatility	41.0% to 41.1%	42.6%
Expected dividends	—%	—%
Weighted-average fair value of options granted	$75.13	$59.60
______________
(1)     Less than 0.1 million of stock options were granted during the three months ended March 29, 2025 and March 30, 2024, respectively.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of March 29, 2025 was $57.8 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of March 29, 2025 was $57.0 million.
21. Employee Benefits
Defined Contribution Plan
In the U.S. the Company sponsors one qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements.
The MRSP matches 100% of a participant’s salary deferral, up to 3% of each participant’s compensation for the pay period, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $1.0 million and $1.1 million to the MRSP for each of the three months ended March 29, 2025 and March 30, 2024, respectively, all in the form of matching contributions.
In addition, some of the Company’s international subsidiaries also have defined contribution plans to which both the employee and employers are eligible to make contributions. The Company contributed $0.6 million and $0.5 million to these plans for the three months ended March 29, 2025 and March 30, 2024, respectively.
Defined Benefit Plans
The Company sponsors several international noncontributory defined benefit plans. The service cost component for the defined benefit plans are recorded in operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.
The Company’s net periodic defined benefit costs for each of the three months ended March 29, 2025, and March 30, 2024 were immaterial.
22. Non-operating Loss
Non-operating loss consists of the following:

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Interest income	$1.4	$1.1
Realized and unrealized foreign currency (losses) gains	(2.2)	(1.5)
Interest expense	(8.8)	(11.2)
Total non-operating loss	$(9.6)	$(11.6)

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

23. Income Taxes
The Company has provided for income taxes in fiscal year 2025 and 2024 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended March 29, 2025 and March 30, 2024, the Company recorded discrete tax benefits of approximately $2.9 million and $1.3 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of March 29, 2025, the liability for income taxes associated with uncertain tax positions was approximately $35.4 million. If fully recognized, approximately $32.5 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On January 14, 2022, the Company entered into the Second Amendment to the Amended Employment Agreement (Second Amendment) with Mr. Kiani. The Second Amendment provides that the RSUs granted to Mr. Kiani pursuant to the Amended Employment Agreement will vest in full upon the termination of Mr. Kiani’s employment with the Company pursuant to Mr. Kiani’s death or disability.
On February 8, 2023, Mr. Kiani agreed that the valid election to the Board at the Company’s 2023 Annual Meeting of Stockholders of any two individuals nominated by the Company’s stockholders in lieu of two of the Company’s then-current Board members would not be deemed to constitute a Change in Control for purposes of Section 9(iii) of the Amended Employment Agreement.
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
As a result of Mr. Kiani’s execution of the Waiver on June 5, 2023, the Company remeasured the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s condensed consolidated financial statements upon the occurrence of a Qualifying Termination under the Amended Employment Agreement, as amended by the Second Amendment, and the expense was determined to be approximately $479.7 million.
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
On November 13, 2024, the Company entered into an employment agreement with Michelle Brennan (Brennan Agreement), who the Board appointed Interim CEO on September 24, 2024. The Brennan Agreement, effective as of the September 24, 2024 appointment, has a term of six months unless earlier terminated by its terms (Brennan Term).
The Brennan Agreement provided for an annual base salary of $1,042,000. Additionally, Ms. Brennan, was eligible for a discretionary bonus of a target amount equal to $621,250 at the end of the Brennan Term, with the actual amount to be determined at the discretion of the Board.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Under the Brennan Agreement, Ms. Brennan was granted an equity award of 8,916 RSUs, which vested upon the appointment of the CEO of the Company, effective February 12, 2025. The RSUs were granted under Company’s 2017 Equity Plan. Ms. Brennan was entitled to participate in all Company employee benefits plans and programs maintained by the Company from time to time, at a level consistent with the benefits provided to other senior executives, subject to the provision of such plans and programs. On February 12, 2025, Ms. Brennan’s term as CEO ended and the Board appointed her to the role of Chairman of the Board.
On January 17, 2025, the Company and Ms. Catherine Szyman entered into an offer letter (“the Offer Letter”) in respect of her service as the next CEO of Masimo, effective as of February 12, 2025 (“the Effective Date”). Under the Offer Letter, Ms. Szyman will receive an initial annual base salary of $1,000,000, a target annual bonus opportunity of 100% of base salary and a maximum annual bonus opportunity equal to 200% of such target, and an annual target long-term incentive award opportunity of $7,000,000. To the extent that the Company determines after the Effective Date to adopt a policy for the vesting of performance stock units upon retirement, any such retirement policy that applies to Ms. Szyman will be no worse than the attainment of 60 years of age and at least five years of continuous employment with the Company. Ms. Szyman will also be eligible to participate in the Company’s employee benefit plans and programs applicable to senior executives of the Company generally, as may be in effect from time to time.
As of March 29, 2025, the Company had severance plan participation agreements with three executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008.
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
Willow Cross-Licensing Agreement Provisions
The Company’s Cross-Licensing Agreement with Willow contains annual minimum aggregate royalty obligations for the use of the rainbow® licensed technology, which is a perpetual global license. Prior to a change in control, which is defined in the Willow Cross-Licensing Agreement to include, among other things, Mr. Kiani ceasing to serve as CEO of either the Company or Willow, the Company’s annual minimum royalty obligation is $5.0 million. Upon a change in control of the Company or Willow: (i) all rights to the “Masimo” trademark will be assigned to Willow if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark; (ii) the option to license technology developed by Willow for use in blood glucose monitoring will be deemed automatically exercised and a $2.5 million license fee for this technology will become immediately payable to Willow; and (iii) the minimum aggregate annual royalties payable to Willow for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and/or glucose measurements will increase to $15.0 million per year until the exclusivity period of the agreement ends, plus up to $2.0 million for each additional rainbow® parameter (with no maximum ceiling for non-vital sign measurements). Any future payment due annually to Willow resulting from a change in control of the Company is less than what the Company paid to Willow for licensing rights in 2022 or 2023.
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
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $240.1 million of purchase commitments as of March 29, 2025 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of March 29, 2025, the Company had approximately $4.2 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of March 29, 2025, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Fee Agreements
On January 1, 2024, the Company entered into a one year alternative fee agreement (Fee Agreement) with respect to certain on-going legal fees and costs charged by a vendor. The Fee Agreement imposes certain limits on a quarterly and annual basis for actual legal fees incurred by the vendor that are payable based on work performed related to litigation matters against Apple (see the heading “Litigation” under Note 24, “Commitments and Contingencies” for further details). If the vendor is successful in obtaining a favorable judgment for the Company on any claim or counterclaim after exhaustion or dismissal of any appeals, or upon settlement resulting in monetary consideration to the Company, the vendor will be paid a success fee equal to three times the amount of the excess of the annual legal fee limit within 60 days after entry of a judgment or the effective date of any settlement. As of March 29, 2025, the potential success fee that could be payable if the above event occurs is approximately $18.6 million. Amounts due to the vendor under this Fee Agreement will be recognized when probable and reasonably estimable.
In connection with the potential separation of the Company’s consumer businesses, the Company entered into contingent or discretionary fee agreement with various service providers, advisors and consultants. The Company is unable to reasonably estimate the contingent fees due under these agreement at this time. Amounts due will be recognized when probable and reasonably estimable.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of March 29, 2025, the Company had $130.8 million of bank balances, of which $4.0 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its healthcare products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential healthcare customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended March 29, 2025 and March 30, 2024, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 58.7% and 55.7% of healthcare revenue, respectively.
For the three months ended March 29, 2025 and March 30, 2024, the Company had sales through one just-in-time healthcare distributor that represented 18.9% and 16.2% of healthcare revenue, respectively.
As of March 29, 2025 and March 30, 2024, one healthcare customer represented 10.6% and 14.1%, respectively, of the Company’s healthcare accounts receivable balance. The receivable balance related to such healthcare customer is fully secured by a letter of credit.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Litigation
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the United States District Court for the Central District of California for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Apple filed petitions for Inter Partes review (IPR) of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO instituted IPR of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the IPR proceedings. In the IPR proceedings, one or more of the challenged claims of three of the asserted patents were found valid. The challenged claims of nine of the asserted patents were found invalid. On appeal, the U.S. Court of Appeals for the Federal Circuit affirmed all the IPR decisions except it reversed a finding of invalidity for certain dependent claims of one Masimo patent. From April 4, 2023 through May 1, 2023, the District Court held a jury trial on the trade secret, ownership, and inventorship claims. The District Court granted Apple’s motion for judgment as a matter of law on certain trade secrets and denied the remainder of Apple’s motion. On May 1, 2023, the District Court declared a mistrial because the jury was unable to reach a unanimous verdict. The District Court conducted a bench trial on the trade secret, ownership, and inventorship claims which commenced on November 5, 2024. The final argument following the bench trial occurred on February 3, 2025. A jury trial on the patent infringement claims is scheduled to begin on November 4, 2025.
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
On October 20, 2022, Apple filed two complaints against the Company in the U.S. District Court for the District of Delaware alleging that the Masimo W1® watch infringes six utility and four design patents. Apple is seeking damages and injunctive relief. On December 12, 2022, the Company counterclaimed for monopolization, attempted monopolization, false advertising (and related causes of action) and infringement of ten patents. The Company is seeking damages and injunctive relief. On May 5, 2023, the Court ordered that the two cases be coordinated through the pre-trial stage. The Court held a case management conference in March 2024. On October 7, 2024, the Court granted summary judgment dismissing on the Company’s inequitable conduct defense and counterclaim. The Court held a jury trial in October 2024 on Apple’s patent claims. The jury found that the Company’s current product offerings do not infringe any Apple patents. The jury found a discontinued version of the Masimo W1® watch infringed one design patent and a discontinued version of the Masimo W1® watch charger infringed a second design patent. The jury awarded Apple a total of $250. The Company’s patent, false advertising, and antitrust counterclaims will be tried at a later date. The Company intends to vigorously pursue all of its claims against Apple and believes the Company has good and substantial defenses to Apple’s claims, but there is no guarantee that the Company will be successful in these efforts.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On August 22, 2023, a putative class action complaint was filed by Sergio Vazquez against the Company and members of its management alleging violations of the federal securities laws (Securities Class Action). On November 14, 2023, the court appointed Boston Retirement System, Central Pennsylvania Teamsters Pension Fund-Defined Benefit Plan, and Central Pennsylvania Teamsters Pension Fund-Retirement Income Plan 1987 as lead plaintiffs. The lead plaintiffs filed an amended complaint on February 12, 2024. The amended complaint alleges that the Company and members of its management, from May 4, 2022 through August 8, 2023, disseminated materially false and misleading statements and/or concealed material adverse facts relating to the performance of its healthcare business and the success of the Company’s legacy Sound United business. The Company moved to dismiss the amended complaint on April 29, 2024. On November 5, 2024, the court granted the motion in part, allowing the surviving claims to proceed to discovery. The parties intend to participate in a mediation scheduled for May 28, 2025. The Company believes it has good and substantial defenses to the claims in the amended complaint, but there is no guarantee that the Company will be successful in these efforts.
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
On May 16, 2024, a purported stockholder of the Company, Dianne Himmelberger, filed a similar derivative action in the U.S. District Court for the Southern District of California (collectively, Derivative Actions). On July 22, 2024, the Court consolidated the Derivative Actions and stayed them until the motion to dismiss the Securities Class Action has been (i) denied in whole or in part, and no amended complaint is subsequently filed; or (ii) granted with prejudice, and any appeals pertaining to the motion to dismiss have concluded, or the time for seeking appellate review has passed with no further action from the Securities Class Action parties. On March 14, 2025, the Court lifted the stay. On April 9, 2025, the Court entered an order for Plaintiffs to file an Amended Compliant by May 8, 2025, and for Defendants to respond to the Amended Complaint by July 11, 2025.
In addition to the Derivative Actions, the Company has received two shareholder requests under Delaware law demanding, among other things, that the Company take certain actions in response to alleged breaches of fiduciary duty relating to the same matters at issue in the Securities Class Action and the Derivative Actions. The Company is in the process of responding to those requests.
In August 2023, the Company decided to conduct a voluntary recall of select Rad-G® products in connection with an issue that could result in an unintentional change in the power state of the device. On February 14, 2024, the Company initiated a voluntary recall. On February 21, 2024, the Company received a subpoena from the Department of Justice (DOJ) seeking documents and information related to the Company’s Rad-G® and Rad-97® products, including information relating to complaints surrounding the products and the Company’s decision to recall the Rad-G®. On March 25, 2024, the Company received a civil investigative demand from the DOJ pursuant to the False Claims Act, 31 U.S.C §§ 3729-3733, seeking documents and information related to customer returns of the Company’s Rad-G® and Rad-97® products, including returns related to the Company’s recall of select Rad-G® products in 2024. The Company is investigating the reasons for the delay between August 2023 and February 2024 when the recall was initiated. The Company is cooperating with the government and may expend significant financial and managerial resources in connection with responding to the subpoena and any related investigation or any other future requests for information.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On July 15, 2024, the Company commenced litigation against Politan, Mr. Koffey and Ms. Brennan, members of the Board, in the U.S. District Court for the Central District of California seeking, among other things, an order declaring that Politan’s proxy materials for the Company’s 2024 Annual Meeting of Stockholders violated Section 14(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), enjoining Politan from voting any proxies received by means of Politan’s misleading proxy materials, invalidating any proxies Politan obtained pursuant to the misleading proxy materials, and requiring Politan to correct material misstatements and omissions the proxy materials. The District Court denied the Company’s motion for a preliminary injunction after a hearing on September 9, 2024. On February 4, 2025, the District Court granted the Company’s request for dismissal of the case with prejudice.
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
The Notice further states that Mr. Kiani’s resignation is for “Good Reason” (as such term is defined in Mr. Kiani’s Amended Employment Agreement) and that the basis for his resignation for Good Reason was the diminution of his “responsibilities, duties and authority as the Chairman of the Board and CEO” as defined in Sections 2 and 7.4 of his Amended Employment Agreement.
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
On February 28, 2025, Mr. Kiani notified the Company and the Board that he intends to file claims against them under the California Private Attorney General Act based on the Company’s alleged failure to pay Mr. Kiani certain wages upon termination in purported violation of his Amended Employment Agreement, seeking damages in excess of $100 million.
The Company is evaluating the claims, and believes it has good and substantial defenses to them, but there is no guarantee that the Company will be successful in these efforts.
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
On October 24, 2024, the Company filed litigation against Mr. Kiani in the Court of Chancery of the State of Delaware, seeking judicial declarations that numerous provisions in Mr. Kiani’s Amended Employment Agreement, including the Special Payment, are invalid, unenforceable, and amount to a waste of corporate assets and, therefore, that Mr. Kiani is not entitled to receive the Special Payment. On March 3, 2025, the Company filed an Amended Complaint, which alleges that Masimo’s directors at the time of the initial adoption of the Employment Agreement and subsequent amendments abdicated their fiduciary duties as a matter of Delaware law by approving the Amended Employment Agreement, which contained provisions intended to entrench Mr. Kiani in control of the Company indefinitely. On March 17, 2025, Mr. Kiani filed a motion to dismiss the Amended Complaint.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On October 25, 2024, the Company commenced litigation in the United States District Court for the Southern District of New York against Mr. Kiani, Roderick Wong, Naveen Yalamanchi, RTW Investments, LP, RTW Investments GP, LLC, RTW Master Fund, Ltd., RTW Offshore Fund One, Ltd., RTW Onshore Fund One, LP, RTW Innovation Master Fund, Ltd., RTW Innovation Offshore Fund, Ltd., RTW Innovation Onshore Fund, LP, and RTW Fund Group GP, LLC, seeking disgorgement of short-swing profits pursuant to Section 16(b) of the Exchange Act (the RTW Litigation). The Company filed an amended complaint in the RTW Litigation on December 30, 2024. The defendants filed motions to dismiss the RTW Litigation on January 23, 2025. On April 3, 2025, the Court issued an order granting the defendant’s motion to transfer the RTW Litigation to the United States District Court for the Central District of California. In the RTW Litigation, the Company alleges that the defendants formed a stockholder group under Section 13(d) of the Exchange Act holding 10% or more of the Company’s common stock and engaged in short-swing trading between May and September 2024 as a part of an empty voting scheme to manipulate the vote in Mr. Kiani’s favor for the Company’s 2024 Annual Meeting of Stockholders. The Company believes the total amount of RTW’s disgorgeable profits could be substantial.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

25. Segment and Enterprise Reporting
The Company’s reportable segments are determined based upon the Company’s organizational structure and the way in which the Company’s Chief Operating Decision Maker (CODM), the Company’s CEO, makes operating decisions, assesses financial performance, and allocates resources. As of March 29, 2025, the Company operates under two reportable segments, the healthcare and non-healthcare consumer audio businesses. However, as a result of the non-healthcare consumer audio business being classified as held-for-sale, it has been excluded from the segment and enterprise reporting herein for all periods presented. The Company’s CODM uses segment gross profit, as presented in the Company’ CODM reports, as the primary measure of segment profitability. The significant segment expenses help the Company to better understand operating results. Segment information presented herein reflects the impact of these changes for all periods presented.
Selected information for the healthcare segment is presented below for each of the three months ended March 29, 2025 and March 30, 2024:

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Revenues by segment:
Healthcare	$371.0	$339.6
Other(1)	1.0	—
Total revenue by segment	$372.0	$339.6

Cost of goods sold by segment:
Healthcare	$137.0	$128.2
Other(1)	1.0	4.8
Total costs of goods sold by segment	$138.0	$133.0

Gross profit by segment:
Healthcare
Segment gross profit	$234.1	$211.4
Acquired asset amortization(1)(2)	(0.3)	(0.5)
Business transition and related costs(1)(3)	0.3	(0.3)
Other(1)	(0.1)	(4.0)
Total gross profit by segment	$234.0	$206.6
____________________________
(1)     Management excludes certain revenues and expenses from segment gross profit. Management considers these excluded amounts to be non-recurring or non-operational and as such, are excluded from segment gross profit as this enables management to better understand operational results.
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
For the three months ended March 29, 2025, and March 30, 2024, total depreciation and amortization expense for the healthcare segment was $8.6 million and $10.0 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

26. Subsequent Events
Sale of Non-Healthcare Business
On May 6, 2025, the Company announced that it entered into a definitive agreement with HARMAN International, a wholly-owned subsidiary of Samsung Electronics Co., Ltd., to sell its non-healthcare business for an aggregate purchase price of $350 million in cash, subject to certain adjustments. The transaction is subject to the satisfaction or waiver of certain conditions, and is expected to close by the end of 2025, subject to receiving required regulatory approval.
Cybersecurity Incident
On April 27, 2025, the Company identified unauthorized activity on the Company’s on-premise network. Upon detection, management activated incident response protocols and implemented containment measures, including proactively isolating impacted systems. Management promptly commenced an investigation and are actively working to assess, mitigate, and remediate the incident with the assistance of third-party cybersecurity professionals. The Company has also notified and is coordinating with law enforcement.
As a result of the incident, certain of the Company’s manufacturing facilities have been operating at less than normal levels, and the Company’s ability to process, fulfill, and ship customer orders timely has been temporarily impacted. The Company has been working diligently to bring the affected portions of its network back online, restore normal business operations and mitigate the impact of the incident.
The investigation of the incident remains ongoing, and the full scope, nature, and impact of the incident are not yet known. At this time, the Company believes that the incident appears unrelated to and is not affecting the Company’s cloud-based systems.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; matters relating to future board and management leadership; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements related to our ability to complete the proposed sale of our non-healthcare business on the timeline anticipated, or at all, and the effect of the announcement, pendency and completion of the sale on our ability to maintain relationships with third parties, and the other risks and uncertainties related to the sale that may affect future results; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, which we filed with the SEC on February 25, 2025. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
Recent Developments
Sale of Non-Healthcare Business
On May 6, 2025, the Company announced that it entered into a definitive agreement with HARMAN International, a wholly-owned subsidiary of Samsung Electronics Co., Ltd., to sell its non-healthcare business for an aggregate purchase price of $350 million in cash, subject to certain adjustments. The transaction is subject to the satisfaction or waiver of certain conditions, and is expected to close by the end of 2025 subject to receiving required regulatory approvals.
Cybersecurity Incident
On April 27, 2025, the Company identified unauthorized activity on the Company’s on-premise network. Upon detection, management activated incident response protocols and implemented containment measures, including proactively isolating impacted systems. Management promptly commenced an investigation and are actively working to assess, mitigate, and remediate the incident with the assistance of third-party cybersecurity professionals. The Company has also notified and is coordinating with law enforcement.
As a result of the incident, certain of the Company’s manufacturing facilities have been operating at less than normal levels, and the Company’s ability to process, fulfill, and ship customer orders timely has been temporarily impacted. The Company has been working diligently to bring the affected portions of its network back online, restore normal business operations and mitigate the impact of the incident.
The investigation of the incident remains ongoing, and the full scope, nature, and impact of the incident are not yet known. At this time, the Company believes that the incident appears unrelated to and is not affecting the Company’s cloud-based systems.
Discontinued Operations
The Company’s results for all periods presented, as discussed in Management’s Discussion and Analysis, are presented on a continuing operations basis. Results related to our non-healthcare consumer audio business is reported as discontinued operations for all periods presented. See Note 18, “Discontinued Operations” to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to discontinued operations.
Executive Overview
We are a global technology company dedicated to improving lives. We aim to accelerate our growth strategies by continuously innovating and prioritizing patient care with a lens toward value-creation initiatives.

Our healthcare business develops, manufactures and markets a variety of noninvasive patient monitoring technologies, hospital automation® and connectivity solutions, and remote monitoring devices. Our healthcare products and patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software, cables and other services. We primarily sell our healthcare products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, and long-term care facilities through our direct sales force, distributors and original equipment manufacturer (OEM) partners, such as GE Healthcare, Hillrom, Mindray, Philips, Physio-Control, and Zoll, among others.
Our core measurement technologies are our breakthrough Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry, and advanced rainbow® Pulse CO-Oximetry parameters such as noninvasive hemoglobin (SpHb®), alongside many other modalities, including brain function monitoring, hemodynamic monitoring, regional oximetry, acoustic respiration rate monitoring, capnography and gas monitoring, nasal high-flow respiratory support therapy, patient position and activity tracking and telehealth solutions.
Our measurement technologies are available on many types of devices, from bedside hospital monitors, such as the Root® Patient Monitoring and Connectivity Hub, to various handheld and portable devices, and to the tetherless Radius-PPG®, Radius-VSM® and Masimo SafetyNet® remote patient surveillance solution. The Masimo Hospital Automation® Platform facilitates data integration, connectivity, and interoperability through solutions, such as Patient SafetyNet™, Iris®, iSirona®, Replica® and UniView® to facilitate more efficient clinical workflows and to help clinicians provide the best possible care, both in-person and remotely.
We continue to seek out differentiated growth opportunities to cross-leverage technologies, and to advance our integration technologies into the hospital to advance hospital automation® connectivity, cloud-based technologies and tetherless monitoring.
Economic Trends and Developments Effecting Our Business
Economic Trends
The healthcare market we operate in is highly competitive, dynamic, and experienced a number of headwinds in 2024 and continuing into the first quarter of 2025, including but not limited to supply chain volatility, inflationary pressures, interest rates volatility, rising energy costs, recessionary trends, and foreign currency fluctuations. All of these have affected the global economic environment, along with the healthcare facility spending trends and consumer spending behaviors which ultimately affect our performance. While we experienced volatility in our healthcare business, we continue to be optimistic about our long-term growth and prospects.
During the fourth quarter 2024, we implemented a strategic realignment initiative to refocus on profitability, maximizing our return on invested capital, in an effort to drive stronger returns for our stockholders going into 2025.
Tariffs
On March 4, 2025, the U.S. government imposed a series of tariffs on many products imported into the U.S. from China, Canada and Mexico. Since that time the U.S. government has increased some of those tariffs and postponed others. It has threatened to levy tariffs on additional countries, including those of the European Union. Many of the countries on which those tariffs have been levied have imposed their own retaliatory tariffs or threatened to impose tariffs on goods they import from the U.S.
The Company’s production footprint includes operations in the U.S., Mexico and Malaysia. Currently, certain raw materials are imported from China, and certain subassemblies are imported from Mexico.
On April 2, 2025, the U.S. government announced additional tariffs on goods imported to the U.S.
Our first priority is to ensure supply of our products to our customers globally. We have been dedicating time and resources to assessing and planning for potential tariffs under various scenarios, given the very fluid situation. We will adjust our supply chain strategy when we see signs of a stable trade environment and we are developing mitigation plans accordingly.
Seasonality
Our business is influenced by many factors, including but not limited to: new product releases, acquisitions, regulatory approvals, holiday schedules, hospital census, clinicians, nurses and hospital personnel, the timing of the influenza season, fluctuations in interest rates, inflationary and recessionary pressures, among many other factors.

Our healthcare revenues in the third quarter of our fiscal years have historically represented a lower percentage of revenues due to the seasonality of the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer elective procedures utilizing our healthcare products.
On-Going Russian-Ukraine Conflict, Israel-Palestine-Iran War
We continue to monitor the uncertainty from conflicts and wars in Russia, the Ukraine, Israel and Iran, with respect to on-going business in such regions, and are continuing to support existing patient populations while remaining compliant with all applicable U.S. and EU sanctions and regulations, where applicable. While none of Russia, the Ukraine or Israel constitute a material portion of our business, a significant escalation or expansion of economic disruption or the current scope of the conflicts in either geographic region, including the Middle East, could have an impact on our business. In the interim, order acceptance for Russia has been halted. For the three months ended March 29, 2025 and March 30, 2024, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.
Executive Leadership and Board Transitions
On January 21, 2025, the Company announced that the Board appointed Catherine Szyman, as Chief Executive Officer of the Company, effective as of February 12, 2025. On February 12, 2025, Michelle Brennan ceased to serve as Interim Chief Executive Officer of the Company, a role that she has held since September 24, 2024. Ms. Brennan continues to serve as a member of the Board, and has been appointed to the role of Chairman of the Board while Mr. Koffey will serve in the role of Vice-Chairman of the Board.
In connection with Ms. Szyman’s appointment as CEO, the Board increased the authorized number of directors of the Board to nine and appointed Ms. Szyman to fill such vacancy created by the increase in directors, in each case effective as of the Effective Date. Ms. Szyman will serve as a Class II director until the 2025 Annual Meeting of Stockholders, at which the Class II directors are elected, until her successor is duly elected and has qualified, or until her earlier death, resignation or removal.
On January 31, 2025, Robert Chapek notified the Board of his irrevocable resignation from the Board and all committees thereof, effective as of April 29, 2025.
On February 12, 2025, changes were made to our management and Board, including the following: (a) Ms. Szyman became our new CEO and joined the Board as a Class II director; (b) Ms. Brennan stepped down from her position as Interim CEO and become the Chairman of the Board: and (c) Mr. Koffey stepped down from his position as Lead Independent Director and became Vice-chairman of the Board.
On March 26, 2025, Craig Reynolds was not nominated for reelection by the Board. Effective April 29, 2025, the date of the 2025 Annual Meeting of Stockholders, Mr. Reynolds ceased to be a member of the Board.
Executive Management Transitions
On February 6, 2025, the Company terminated the employment of Tom McClenahan, the Company’s EVP, General Counsel and Corporate Secretary, effective as of February 6, 2025.
Transactions with Willow Laboratories, Inc.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations from continued operations, expressed as U.S. Dollar amounts and as a percentage of revenue from continued operations.

	Three Months Ended (in million, except percentages)
	March 29, 2025	Percentage of Revenue	March 30, 2024	Percentage of Revenue
Total revenue	$372.0	100.0%	$339.6	100.0%
Cost of goods sold	138.0	37.1	133.0	39.2
Gross profit	234.0	62.9	206.6	60.8
Operating expenses:
Selling, general and administrative	119.4	32.1	115.7	34.1
Research and development	33.9	9.1	37.8	11.1
Litigation settlements	2.7	0.7	—	—
Total operating expenses	156.0	41.9	153.5	45.2
Operating income	78.0	21.0	53.1	15.6
Non-operating loss	(9.6)	(2.6)	(11.6)	(3.4)
Income from continuing operations before provision for income taxes	68.4	18.4	41.5	12.2
Provision for income taxes	21.2	5.7	9.4	2.8
Income from continuing operations, net of tax	47.2	12.7	32.1	9.4
(Loss) from discontinued operations, net of tax	(217.9)	(58.6)	(13.2)	(3.9)
Net (loss) income	$(170.7)	(45.9)%	$18.9	5.5%
Comparison of the Three Months ended March 29, 2025 to the Three Months ended March 30, 2024
Revenue. Revenue is comprised of hospital products and services.

Revenue (in millions, except percentage)
Three Months Ended March 29, 2025	Percentage of Net Revenues	Three Months Ended March 30, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$372.0	100.0%	$339.6	100.0%	$32.4	9.5%
Revenue for the three months ended March 29, 2025 increased $32.4 million, or 9.5%, compared to the three months ended March 30, 2024, due to the timing of shipments related to a large tender contract renewal resulted in higher capital sales, partially offset by consumable sales. However, revenues were unfavorably impacted by approximately $4.1 million of foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels increased $20.5 million, or 6.6%, to $331.3 million for the three months ended March 29, 2025 compared to $310.8 million for the three months ended March 30, 2024. Revenues from our OEM channel increased $11.9 million, or 41.3%, to $40.7 million for the three months ended March 29, 2025 as compared to $28.8 million for the three months ended March 30, 2024.
During the three months ended March 29, 2025, we shipped approximately 72,200 noninvasive technology boards and instruments, compared to approximately 50,400 during the three months ended March 30, 2024, due in part to the timing of shipments related to the large tender contract renewal.
Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the three months ended March 29, 2025 and March 30, 2024 was as follows:

Gross Profit (in millions, except percentages)
Three Months Ended March 29, 2025	Percentage of Net Revenues	Three Months Ended March 30, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$234.0	62.9%	$206.6	60.8%	$27.4	13.3%
Cost of goods sold increased $27.4 million for the three months ended March 29, 2025, compared to the three months ended March 30, 2024, primarily due to increased sales volumes in our healthcare products. Gross profit increased to 62.9% for the three months ended March 29, 2025, compared to 60.8% for the three months ended March 30, 2024, due to operational efficiencies and product cost reductions. Furthermore, the three months ended March 30, 2024 included approximately $3.1 million for certain product recall expenses.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising, marketing, promotion costs, licensing fees, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended March 29, 2025 and March 30, 2024 were as follows:

Selling, General and Administrative (in millions, except percentages)
Three Months Ended March 29, 2025	Percentage of Net Revenues	Three Months Ended March 30, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$119.4	32.1%	$115.7	34.1%	$3.7	3.2%
Selling, general and administrative expenses increased $3.7 million, or 3.2%, for the three months ended March 29, 2025, compared to the three months ended March 30, 2024. The increase was primarily attributable to higher legal and professional fees of approximately $10.9 million, higher occupancy and other office expenses of approximately $0.3 million and higher patent and amortization expense of approximately $0.1 million, which were offset by lower compensation and other employee-related costs of approximately $4.0 million and lower advertising and marketing-related costs of approximately $3.7 million. Furthermore, the expenses for the three months ended March 30, 2024 were reduced by approximately $5.0 million in insurance recoveries.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended March 29, 2025 and March 30, 2024 were as follows:

Research and Development (in millions, except percentages)
Three Months Ended March 29, 2025	Percentage of Net Revenues	Three Months Ended March 30, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$33.9	9.1%	$37.8	11.1%	$(3.9)	(10.3)%
Research and development expenses decreased $3.9 million, or 10.3%, for the three months ended March 29, 2025, compared to the three months ended March 30, 2024. The decrease was primarily attributable to lower compensation and other employee-related costs of approximately $2.7 million, lower occupancy and other office expenses of approximately $2.1 million, lower professional fees of approximately $0.1 million and lower amortization expense of approximately $0.1 million, which were offset by higher engineering project costs of approximately $1.2 million.
Litigation settlements. Litigation settlements consist primarily of litigation related settlements and other legal expenses. Litigation settlements for the years ended March 29, 2025 and March 30, 2024 were as follows:

Litigation Settlements (in millions, except percentages)
Three Months Ended March 29, 2025	Percentage of Net Revenues	Three Months Ended March 30, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$2.7	0.7%	$0.0	—%	$2.7	100.0%
Litigation settlements increased $2.7 million for the three months ended March 29, 2025, as compared to zero for the three months ended March 30, 2024, related to litigation settlements in the current period, as these settlements vary in their characteristics and frequency.

Non-operating loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the three months ended March 29, 2025 and March 30, 2024 was as follows:

Non-operating loss (in millions, except percentages)
Three Months Ended March 29, 2025	Percentage of Net Revenues	Three Months Ended March 30, 2024	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$(9.6)	(2.6)%	$(11.6)	(3.4)%	$2.0	(17.2)%
Non-operating loss was $9.6 million for the three months ended March 29, 2025, as compared to $11.6 million of non-operating loss for the three months ended March 30, 2024. The change in the non-operating loss of approximately $2.0 million was primarily due to interest expense incurred under our various lines of credit and borrowing facilities of approximately $8.8 million and the net realized and unrealized foreign currency denominated transactions of approximately $2.2 million, offset by interest income on cash deposits of approximately $1.4 million.
Provision for Income Taxes. Our provision for income taxes for the three months ended March 29, 2025 and March 30, 2024 was as follows:

Provision for Income Taxes (in millions, except percentages)
Three Months Ended March 29, 2025	Percentage of Net Revenues	Three Months Ended March 30, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$21.2	5.7%	$9.4	2.8%	$11.8	125.5%
For the three months ended March 29, 2025, we recorded a provision for income taxes of approximately $21.2 million, or an effective tax provision rate of 31.0%, as compared to a provision for income taxes of approximately $9.4 million, or an effective tax provision rate of 22.7%, for the three months ended March 30, 2024. The increase in our income tax rate for the three months ended March 29, 2025 resulted primarily from establishing a valuation allowance against certain state deferred tax assets from the discontinued operation offset by the increase of approximately $1.6 million of excess tax benefits realized from stock-based compensation compared to the three months ended March 30, 2024.
Loss from Discontinued Operations, net of tax. The results of our discontinued operations include the operations of the non-healthcare consumer audio business. See Note 18, “Discontinued Operations” to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to these discontinued operations.

Loss from Discontinued Operations, net of tax (in millions, except percentages)
Three Months Ended March 29, 2025	Percentage of Net Revenues	Three Months Ended March 30, 2024	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$(217.9)	(58.6)%	$(13.2)	(3.9)%	$(204.7)	1,550.8%
Loss from discontinued operations, net of tax was $217.9 million for the three months ended March 29, 2025, as compared to $13.2 million for the three months ended March 30, 2024. The change in the loss from discontinued operations, net of tax was primarily related to impairment charges of approximately $295.0 million, which were offset by continued momentum in realizing cost efficiencies in the business.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our Credit Facility. As of March 29, 2025, we had approximately $637.5 million in working capital, of which approximately $130.8 million was in cash and cash equivalents, as compared to approximately $608.1 million in working capital and approximately $123.6 million in cash and cash equivalents at December 28, 2024. In addition to net working capital, as of March 29, 2025, we had approximately $321.2 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Facility.
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

In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of March 29, 2025, we had cash totaling $43.3 million held outside of the U.S., of which approximately $25.9 million was accessible without additional tax cost and approximately $17.4 million was accessible at an incremental estimated tax cost of up to $0.1 million. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
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
We anticipate that our existing cash and cash equivalents, amounts available under our Credit Facility and cash provided by operations and, taken together, provide adequate resources to fund on-going operating and capital expenditures, working capital requirements, and other operational funding needs for the next 12 months.
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
Cash Flows
The following table summarizes our cash flows from continuing operations:

	Three Months Ended March 29, 2025
(in millions)	March 29, 2025	March 30, 2024
Net cash provided by (used in):
Operating activities	$37.9	$38.6
Investing activities	15.5	(10.8)
Financing activities	(47.0)	(26.1)
Effect of foreign currency exchange rates on cash	1.1	(4.6)
Decrease in cash, cash equivalents and restricted cash	$7.5	$(2.9)
Operating Activities. Cash provided by operating activities was approximately $37.9 million for the three months ended March 29, 2025, generated primarily from net income from operations of $47.2 million. Non-cash activity included depreciation and amortization of approximately $8.6 million and stock-based compensation expense of approximately $9.1 million.
Other major changes in operating assets and liabilities included a decrease in accrued compensation, accrued liabilities, accounts payable, in other current assets, other non-current assets, deferred revenue and other contract-related liabilities, other non-current liabilities, and deferred costs and other contract assets of approximately $17.0 million, $8.1 million, $6.1 million, $5.5 million, $4.4 million, $1.9 million, $0.7 million, and $0.7 million, respectively, primarily due to the timing of payments; an increase in inventories, accounts receivable, lease receivable, and income taxes payable of approximately $6.6 million, $2.9 million, $0.6 million, and $0.2 million, respectively, primarily due to inventory build-up and the timing of payments.

For the three months ended March 30, 2024, cash provided by operating activities was approximately $38.6 million, generated primarily from net income from operations of $32.1 million. Non-cash activity included depreciation and amortization of approximately $10.0 million and stock-based benefit of approximately $8.7 million. Other major changes in operating assets and liabilities included a decrease in other current assets, account payable, accrued liabilities, deferred revenue and other contract-related liabilities, inventories, income taxes payable, lease receivable, of approximately $10.3 million, $7.8 million, $4.1 million, $3.3 million, $2.8 million, $1.0 million, and $0.7 million, respectively, primarily due to the timing of payments and inventory build-up; an increase in accounts receivable, accrued compensation, other non-current assets, other non-current liabilities, and deferred costs and other contract assets $14.6 million, $5.0 million, $2.7 million, $2.5 million, and $0.6 million respectively, primarily due to the timing of payments.
Investing Activities. Cash provided in investing activities for the three months ended March 29, 2025 was approximately $15.5 million, consisting primarily of proceeds from the sale of property and equipment of approximately $19.6 million, which were offset by approximately $1.5 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees and approximately $2.6 million for purchases of property and equipment.
For the three months ended March 30, 2024, cash used in investing activities was approximately $10.8 million, consisting primarily of approximately $6.1 million for purchases of property and equipment, approximately $4.6 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees, and approximately $0.1 million of strategic investments.
Financing Activities. Cash used in financing activities for the three months ended March 29, 2025 was approximately $47.0 million, consisting primarily of repayment on the line of credit of approximately $78.8 million, and withholding of shares for employee payroll taxes for vested equity awards of approximately $11.3 million, which were offset by the issuance of common stock related to employee equity awards of approximately $43.1 million.
For the three months ended March 30, 2024, cash used in financing activities was approximately $26.1 million, consisting primarily of repayment on the line of credit of approximately $91.9 million, and withholding of shares for employee payroll taxes for vested equity awards of approximately $5.3 million, which were offset by proceeds from borrowings under the line of credit of approximately $64.0 million and the issuance of common stock related to employee equity awards of approximately $7.1 million.
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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition, inventory valuation, stock-based compensation, intangible assets and goodwill; deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies.
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
There have been no material changes to any of our critical accounting policies during the three months ended March 29, 2025.
For a description of our critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, which was filed with the SEC on February 25, 2025.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of March 29, 2025, the carrying value of our cash equivalents approximated fair value. We manage our risk associated with interest rates fluctuations related to interest expenses under our Credit Facility by engaging in hedging activities. Since July 2022, we entered into various interest rate swap contracts to hedge our exposure to changes in cash flows associated with our outstanding debt with variable interest rates. The interest rate swap contracts have maturities averaging five years or less. See Note 17, “Derivative Instruments and Hedging Activities”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. A hypothetical 100 basis point change in interest rates would increase or decrease our interest expense by approximately $0.3 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the quarter ended March 29, 2025.
We sponsor multiple defined benefit pension plans covering certain international employees. The aggregate fair value of the plans’ investments was $21.7 million as of March 29, 2025. The plans’ assets may be subject to market risk, interest rate risk, and credit risk, which may affect the value of the plans’ assets and the funding of the plans.

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
The balance sheets of each of our foreign subsidiaries whose functional currency is not the U.S. Dollar are translated into U.S. Dollars at the rate of exchange at the balance sheet date and the statements of comprehensive income and cash flows are translated into U.S. Dollars using an approximation of the average monthly exchange rates applicable during the period. Any foreign exchange gain or loss as a result of translating the balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar is included in equity as a component of accumulated other comprehensive income (loss). Our foreign currency exchange rate exposures are primarily with the Euro, the British Pound and Mexican Peso. Foreign currency exchange rates may experience significant volatility from one period to the next.
We do not use derivatives or financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of March 29, 2025 would have resulted in an estimated reduction of $8.2 million in reported pre-tax income for the three months ended March 29, 2025. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
Inflation Risk
We believe that inflationary pressures on commodity prices, labor costs, and transportation directly impacted our business during 2024. Though we believe that the easing of interest rates throughout 2024 has had a positive impact on the return of consumer discretionary spending in 2025, any inherent volatility could have a significant materiel adverse effect on our business, financial condition or results of operations, and may have an adverse effect on us in the future. We are unable to estimate or determine the exact impact of inflation on our global business, financial condition or results of operations during the periods presented.
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
During the three months ended March 29, 2025, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 24, “Commitments and Contingencies”, to our accompanying condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2024, filed with the SEC on February 25, 2025. With the exception of the risk factors noted below, which updates the risk factors in our Annual Report on Form 10-K for year ended December 28, 2024, there have been no material changes from the risk factors previously disclosed therein. The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face; others, either unforeseen or currently deemed not material, may also have a negative impact on our Company. If any of the following occurs, our business, operating results, cash flows, and financial condition could be materially adversely affected.
Our operations and financial performance may be negatively affected directly or indirectly by changes in trade policies and tariffs.
A significant amount of our material components and sub-assemblies are sourced or manufactured from Mexico, China and Malaysia and other regions outside of the United States. Recently, the U.S. government implemented substantial changes to U.S. trade policies, including increased tariffs and changes to multilateral trade agreements. Additionally, the President of the United States has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. U.S. trade policy continues to evolve in this regard. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. These changes could prevent or make it difficult or more expensive for us to obtain the materials or components needed for new products, which could affect our sales. Tariff increases could either negatively impact our costs or require us to increase our prices, which likely would decrease customer demand for our products. Retaliatory tariff and trade measures imposed by other countries could affect our ability to export products and therefore adversely affect our sales. Any significant changes in current U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect upon our results of operations.
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended March 29, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number	Description of Document
3.1
Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-142171) originally filed with the Securities and Exchange Commission on April 17, 2007)

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 28, 2023 (incorporated herein by reference Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2023)

3.3
Sixth Amended and Restated Bylaws of Masimo Corporation dated February 12, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2025).

4.1
Amended Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2022)

4.2#+	Masimo Retirement Savings Plan (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022)
10.1
Offer letter, by and between Masimo Corporation and Catherine Szyman, dated January 17, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2025).

31.1*	Certification of Catherine Szyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1**	Certification of Catherine Szyman, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the inline XBRL document)
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 29, 2025 and December 28, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended March 29, 2025 and March 30, 2024, respectively, (iii) Condensed Consolidated Statements of Comprehensive for the three months ended March 29, 2025 and March 30, 2024, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2025 and March 30, 2024, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: May 6, 2025	By:	/s/ CATHERINE SZYMAN
Catherine Szyman
Chief Executive Officer

Date: May 6, 2025	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer