Form 10-Q
period 2025-06-28
MASIMO CORP
filed 2025-08-05
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class					Number of Shares Outstanding as of June 28, 2025
Common stock, $0.001 par value					54,324,812

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 28, 2025

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except par values)

	June 28, 2025	December 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$149.6	$123.6
Trade accounts receivable, net of allowance for credit losses of $4.9 million and $3.5 million at June 28, 2025 and December 28, 2024, respectively	278.0	268.9
Related party receivables - (Note 3)	17.4	14.3
Assets held-for-sale - (Note 8)	—	17.4
Inventories	318.5	294.8
Other current assets	112.5	103.4
Other current assets, held-for-sale - (Note 18)	393.8	403.4
Total current assets	1,269.8	1,225.8
Lease receivable, non-current	53.2	58.7
Deferred costs and other contract assets	59.3	61.0
Property and equipment, net	337.6	337.0
Intangibles assets, net	57.7	61.6
Goodwill	100.9	96.7
Deferred tax assets	119.3	118.4
Other non-current assets	43.0	51.3
Other non-current assets, held-for-sale - (Note 18)	361.8	615.2
Total assets	$2,402.6	$2,625.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$135.7	$129.0
Accrued compensation	67.7	78.7
Deferred revenue and other contract liabilities, current	75.4	76.9
Other current liabilities	120.5	115.4
Other current liabilities, held-for-sale - (Note 18)	192.8	217.7
Total current liabilities	592.1	617.7
Long-term debt	598.7	714.3
Deferred tax liabilities	0.2	0.2
Other non-current liabilities	76.3	70.9
Other non-current liabilities, held-for-sale - (Note 18)	92.5	170.7
Total liabilities	1,359.8	1,573.8
Commitments and contingencies - (Note 24)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100.0 million shares authorized; 54.3 million and 53.6 million shares issued and outstanding at June 28, 2025 and December 28, 2024, respectively	0.1	0.1
Treasury stock, 19.6 million and 19.5 million shares at June 28, 2025 and December 28, 2024, respectively	(1,182.9)	(1,169.2)
Additional paid-in capital	903.1	838.3
Accumulated other comprehensive loss	(49.0)	(108.2)
Retained earnings	1,371.5	1,490.9
Total stockholders’ equity	1,042.8	1,051.9
Total liabilities and stockholders’ equity	$2,402.6	$2,625.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue:
Revenue - (excluding related party revenue)	$345.1	$318.8	$685.3	$627.8
Related party revenue - (Note 3)	25.8	25.1	57.6	55.7
Total revenue	370.9	343.9	742.9	683.5
Cost of goods sold	137.6	136.6	275.6	269.6
Gross profit	233.3	207.3	467.3	413.9
Operating expenses:
Selling, general and administrative	138.9	126.3	258.3	242.0
Research and development	29.9	39.1	63.8	76.8
Litigation settlements	—	—	2.7	—
Total operating expenses	168.8	165.4	324.8	318.8
Operating income	64.5	41.9	142.5	95.1
Non-operating loss	(9.1)	(11.1)	(18.8)	(22.7)
Income from continuing operations before provision for income taxes	55.4	30.8	123.7	72.4
Provision for income taxes	10.5	6.0	31.6	15.5
Net income from continuing operations, net of tax	44.9	24.8	92.1	56.9
Net income (loss) from discontinued operations, net of tax - (Note 18)	6.4	(8.8)	(211.5)	(22.0)
Net income (loss)	$51.3	$16.0	$(119.4)	$34.9

Net income (loss) per share:
Basic income per share - continuing operations	$0.83	$0.47	$1.70	$1.07
Basic income (loss) per share - discontinued operations	0.12	(0.17)	(3.91)	(0.41)
Basic income (loss) per share	$0.95	$0.30	$(2.21)	$0.66

Diluted income per share - continuing operations	$0.82	$0.46	$1.68	$1.05
Diluted income (loss) per share - discontinued operations	0.12	(0.16)	(3.85)	(0.41)
Diluted income (loss) per share	$0.94	$0.30	$(2.17)	$0.64

Weighted-average shares used in per share calculations:
Basic	54.3	53.1	54.1	53.1
Diluted	54.8	54.3	54.9	54.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income (loss)	$51.3	$16.0	$(119.4)	$34.9
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from foreign currency translation adjustments	38.2	(27.5)	63.0	(63.1)
Net change in in retirement obligations	—	—	—	0.7
Unrealized (loss) income on cash flow hedges	(1.1)	(0.6)	(3.8)	4.3
Total comprehensive income (loss)	$88.4	$(12.1)	$(60.2)	$(23.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions)
	Three and Six Months Ended June 28, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 28, 2024	53.6	$0.1	19.5	$(1,169.2)	$838.3	$(108.2)	$1,490.9	$1,051.9
Stock options exercised	0.5	—	—	—	43.8	—	—	43.8
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(11.3)	—	—	(11.3)
Stock-based compensation	—	—	—	—	10.6	—	—	10.6
Net (loss)	—	—	—	—	—	—	(170.7)	(170.7)
Foreign currency translation adjustment	—	—	—	—	—	24.8	—	24.8
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(2.7)	—	(2.7)
Balance at March 29, 2025	54.2	0.1	19.5	(1,169.2)	881.4	(86.1)	1,320.2	946.4
Stock options exercised	0.2	—	—	—	12.4	—	—	12.4
Shares paid for tax withholding	—	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation	—	—	—	—	10.0	—	—	10.0
Repurchases of common stock	(0.1)	—	0.1	(13.7)	—	—	—	(13.7)
Net income	—	—	—	—	—	—	51.3	51.3
Foreign currency translation adjustment	—	—	—	—	—	38.2	—	38.2
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(1.1)	—	(1.1)
Balance at June 28, 2025	54.3	$0.1	19.6	$(1,182.9)	$903.1	$(49.0)	$1,371.5	$1,042.8

	Three and Six Months Ended June 29, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 30, 2023	52.8	$0.1	19.5	$(1,169.2)	$783.4	$(45.3)	$1,795.8	$1,364.8
Stock options exercised	0.2	—	—	—	7.2	—	—	7.2
Restricted/Performance stock units vested	0.1	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	—	(5.3)	—	—	(5.3)
Stock-based compensation	—	—	—	—	9.6	—	—	9.6
Net income	—	—	—	—	—	—	18.9	18.9
Foreign currency translation adjustment	—	—	—	—	—	(35.6)	—	(35.6)
Change in pension benefits	—	—	—	—	—	0.7	—	0.7
Unrealized gain on cash flow hedge	—	—	—	—	—	4.9	—	4.9
Balance at March 30, 2024	53.1	0.1	19.5	(1,169.2)	794.9	(75.3)	1,814.7	1,365.2
Stock options exercised	0.1	—	—	—	2.7	—	—	2.7
Shares paid for tax withholding	—	—	—	—	(0.5)	—	—	(0.5)
Stock-based compensation	—	—	—	—	13.5	—	—	13.5
Net income	—	—	—	—	—	—	16.0	16.0
Foreign currency translation adjustment	—	—	—	—	—	(27.5)	—	(27.5)
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(0.6)	—	(0.6)
Balance at June 29, 2024	53.2	$0.1	19.5	$(1,169.2)	$810.6	$(103.4)	$1,830.7	$1,368.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net (loss) income	$(119.4)	$34.9
Loss from discontinued operations, net of tax	(211.5)	(22.0)
Net income from continuing operations	92.1	56.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17.0	20.4
Stock-based compensation expense	17.6	20.6
Loss on disposal of equipment, intangibles and other assets	4.0	—
Provision for credit losses	1.7	0.7
Provision for deferred income taxes	5.9	—
Amortization of debt issuance cost	0.9	0.9
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(10.3)	(8.2)
(Increase) decrease in related party receivable	(3.1)	(4.6)
(Increase) decrease in inventories	(31.7)	(4.7)
(Increase) decrease in other current assets	(8.8)	11.7
(Increase) decrease in lease receivable, net	5.5	4.9
(Increase) decrease in deferred costs and other contract assets	1.9	(1.6)
(Increase) decrease in other non-current assets	5.1	0.5
Increase (decrease) in accounts payable	2.7	(16.6)
Increase (decrease) in accrued compensation	(12.0)	12.8
Increase (decrease) in accrued liabilities	8.0	15.3
Increase (decrease) in income tax payable	—	(4.9)
Increase (decrease) in deferred revenue and other contract-related liabilities	1.9	3.7
Increase (decrease) in other non-current liabilities	1.1	(1.8)
Net cash provided by (used in) operating activities from continuing operations	99.5	106.0
Net cash provided by (used in) operating activities from discontinued operations	1.0	14.3
Net cash provided by (used in) operating activities	100.5	120.3
Cash flows from investing activities:
Purchases of property and equipment	(6.4)	(9.7)
Proceeds from sale of property and equipment	19.6	9.8
Increase in intangible assets	(2.6)	(8.1)
Other strategic investing activities	—	(0.1)
Net cash provided by (used in) investing activities from continuing operations	10.6	(8.1)
Net cash provided by (used in) investing activities from discontinued operations	(9.1)	(13.1)
Net cash provided by (used in) investing activities	1.5	(21.2)
Cash flows from financing activities:
Borrowings under line of credit	—	64.0
Repayments on line of credit	(116.5)	(184.8)
Proceeds from issuance of common stock	56.2	9.9
Payroll tax withholdings on behalf of employees for vested equity awards	(12.0)	(5.8)
Repurchases of common stock	(13.7)	—
Net cash provided by (used in) financing activities from continuing operations	(86.0)	(116.7)

Net cash provided by (used in) financing activities from discontinued operations	(1.7)	(0.8)
Net cash provided by (used in) financing activities	(87.7)	(117.5)
Effect of foreign currency exchange rates on cash	1.4	(14.2)
Net increase in cash, cash equivalents and restricted cash	15.7	(32.6)
Cash, cash equivalents and restricted cash at beginning of period	181.4	168.2
Cash, cash equivalents and restricted cash at end of period	$197.1	$135.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of the Company
Masimo Corporation (the “Company”) is a global technology company that develops, manufactures and markets a wide array of patient monitoring technologies, as well as automation and connectivity solutions. The Company’s mission is to improve life, improve patient outcomes and reduce the cost of care, and take noninvasive monitoring to new sites and applications. As of June 28, 2025, the Company operates two reportable segments: healthcare and non-healthcare.
The Company’s healthcare products and patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. The Company primarily sells its healthcare products to hospitals, emergency medical service providers, home care providers, physician offices, veterinarians, and long-term care facilities through its direct sales force, distributors and original equipment manufacturer (OEM) partners.
The Company’s non-healthcare consumer business incorporates audio and home integration technologies, which are primarily sold or licensed direct-to-consumers, or through authorized retailers and wholesalers.
As of December 28, 2024, the non-healthcare consumer business remained part of the Company’s continuing operations, but was being evaluated for divestiture. Subsequent to year end, the sales evaluation process continued to progress in early 2025, and as of March 29, 2025, the non-healthcare consumer business was classified as held-for-sale, and reported as discontinued operations. On May 6, 2025, the Company announced that it entered into a definitive agreement to sells its non-healthcare business to Harman International Industries, Incorporated, a wholly-owned subsidiary of Samsung Electronics., Ltd. For additional information with respect to the non-healthcare consumer business separation and discontinued operations of this business, see Note 18, “Discontinued Operations”.
The terms “the Company” and “Masimo” refer to Masimo Corporation and, where applicable, its consolidated subsidiaries.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 28, 2024 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (fiscal year 2024), filed with the SEC on February 25, 2025. The results for the three months and six months ended June 28, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending January 3, 2026 (fiscal year 2025) or for any other interim period or for any future year.
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
Reclassifications
Certain amounts for the current and comparative periods in the accompanying condensed consolidated financial statements have been reclassified to conform to the discontinued operations presentation, including certain balance sheets, statements of operations, statements of comprehensive income (loss), statements of stockholders’ equity, and statements of cash flows in the consolidated financial statements for the year ended December 28, 2024, see Note 18, “Discontinued Operations”.

Table of Content
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
Assets Held-For-Sale and Discontinued Operations
In the third quarter of 2024, the Company announced that its board of directors (the “Board”) remained committed to the previously announced review of alternatives for both the Company’s consumer audio and consumer healthcare businesses, and that the Board had engaged Centerview Partners and Morgan Stanley as financial advisors and Sullivan & Cromwell as a legal advisor. As of December 28, 2024, the non-healthcare business remained part of the Company’s continuing operations. The sales process progressed in early 2025, and during the first quarter of 2025, the non-healthcare business was classified as held-for-sale and reported in discontinued operations. On May 6, 2025, the Company announced that it entered into a definitive agreement to sell its non-healthcare business to Harman International Industries, Incorporated, a wholly-owned subsidiary of Samsung Electronics., Ltd.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at June 28, 2025:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$70.2	$70.2	$—	$—
Money market funds	79.4	79.4	—	—
Pension assets	24.1	17.7	6.4	—
Derivative instruments - cash flow hedges(1)	3.1	3.1	—	—
Equity securities	1.3	1.3	—	—
Derivative instruments - warrants	0.7	0.7	—	—
Total assets	$178.8	$172.4	$6.4	$—

Liabilities
Derivative instruments - cash flow hedges	$1.6	$1.6	$—	$—
Pension benefit obligation	28.8	28.8	—	—
Total liabilities	$30.4	$30.4	$—	$—
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at December 28, 2024:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$51.0	$51.0	$—	$—
Money market funds	72.6	72.6	—	—
Pension assets	19.2	14.1	5.1	—
Derivative instruments - cash flow hedges(1)	6.8	6.8	—	—
Equity securities	1.3	1.3	—	—
Derivative instruments - warrants	0.7	0.7	—	—
Total assets	$151.6	$146.5	$5.1	$—

Liabilities
Derivative instruments - cash flow hedges	$0.1	$0.1	$—	$—
Pension benefit obligation	24.6	24.6	—	—
Total liabilities	$24.7	$24.7	$—	$—
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

Table of Content
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
Furthermore, the Company did not elect to apply the fair value option to specific assets or liabilities on a contract-by-contract basis. The Company did not have any transfers between Level 2 and Level 3 during the six months ended June 28, 2025.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using a standard cost method, which approximates the first in, first out method, and includes material, labor and overhead costs. Inventory valuation adjustments are recorded for inventory items that have become excess or obsolete or are no longer used in current production and for inventory items that have a market price less than the carrying value in inventory. The Company generally determines inventory valuation adjustments based on an evaluation of the expected future use of its inventory on an item by item basis and applies historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. The Company also records other specific inventory valuation adjustments when it becomes aware of circumstances that result in an expected recovery value below cost. For inventory items that have been written down, the reduced value becomes the new cost basis.

Table of Content
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

Table of Content
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
The Company reviews finite lived intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell, see Note 18, “Discontinued Operations”.
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

Table of Content
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

Table of Content
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

Table of Content
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
Changes in the product warranty accrual were as follows:

	Six Months Ended
(in millions)	June 28, 2025	June 29, 2024
Product warranty accrual, beginning of period	$2.9	$1.8
Accrual for warranties issued	2.1	1.3
Changes in pre-existing warranties (including changes in estimates)	(1.7)	1.5
Settlements made	(0.5)	(1.6)
Product warranty accrual, end of period	$2.8	$3.0
Advertising Costs
Advertising costs include certain advertising and marketing fees, which are expensed as incurred. Advertising costs are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. Advertising costs for the three months ended June 28, 2025 and June 29, 2024 were $2.0 million and $3.2 million, respectively. Advertising costs for the six months ended June 28, 2025 and June 29, 2024 were $4.4 million and $9.3 million, respectively.

Table of Content
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes foreign currency translation adjustments, changes to pension benefits, unrealized gains (losses) on cash flow hedges and any related tax benefits (expenses) that have been excluded from net income (loss) and reflected in stockholders’ equity.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Net Income (Loss) Per Share
A computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income from continuing operations, net of tax	$44.9	$24.8	$92.1	$56.9
Net income (loss) from discontinued operations, net of tax - (Note 18)	6.4	(8.8)	(211.5)	(22.0)
Net income (loss)	$51.3	$16.0	$(119.4)	$34.9
Basic net income (loss) per share:
Weighted-average shares outstanding - basic	54.3	53.1	54.1	53.1

Continuing operations per basic share	$0.83	$0.47	$1.70	$1.07
Discontinued operations per basic share	0.12	(0.17)	(3.91)	(0.41)
Net income (loss) per basic share	$0.95	$0.30	$(2.21)	$0.66

Diluted net income (loss) per share:
Weighted-average shares outstanding - basic	54.3	53.1	54.1	53.1
Diluted share equivalents: stock options, RSUs and PSUs	0.5	1.2	0.8	1.2
Weighted-average shares outstanding - diluted	54.8	54.3	54.9	54.3

Continuing operations per diluted share	$0.82	$0.46	$1.68	$1.05
Discontinued operations per diluted share	0.12	(0.16)	(3.85)	(0.41)
Net income (loss) per diluted share	$0.94	$0.30	$(2.17)	$0.64
Basic net income (loss) per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income (loss) per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For the three months ended June 28, 2025 and June 29, 2024, weighted options to purchase 0.8 million and 1.4 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the six months ended June 28, 2025 and June 29, 2024, weighted options to purchase 0.6 million and 1.4 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs were considered contingently issuable shares as their vesting was contingent upon the occurrence of certain future events. Since such events have not occurred and were not considered probable of occurring as of each of June 28, 2025 and June 29, 2024, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares.
On October 24, 2024, following a review by outside counsel, the Board adopted resolutions to terminate the employment of Mr. Joe Kiani, our former Chairman and Chief Executive Officer, effective October 24, 2024. In connection with the Board’s determination, the 2.7 million RSU grant to Mr. Kiani was cancelled and the 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for the year ended December 28, 2024. For additional information with respect to these RSUs, see “Employment and Severance Agreements” in Note 24, “Commitments and Contingencies”.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Six Months Ended
(in millions)	June 28, 2025	June 29, 2024
Cash paid during the year for:
Interest expense:
Continuing operations	$16.2	$21.0
Discontinued operations	1.1	1.2
Income taxes:
Continuing operations	$22.5	$23.4
Discontinued operations	5.3	2.1
Operating lease liabilities:
Continuing operations	$5.5	$5.4
Discontinued operations	6.9	6.7

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities:
Continuing operations	$(0.2)	$4.8
Discontinued operations	0.6	18.4

Non-cash investing activities - continuing operations:
Unpaid purchases of property and equipment	$1.6	$2.8
Unpaid strategic investments	—	0.2

Non-cash financing activities - continuing operations:
Unsettled common stock proceeds from option exercises	$—	$0.1

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents:
Continuing operations	$149.6	$93.2
Discontinued operations	43.5	36.4
Restricted cash:
Continuing operations	$2.7	$3.8
Discontinued operations	1.3	2.2
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$197.1	$135.6

Table of Content
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
Recently Announced Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard requires companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU No. 2023-09 is effective for annual reporting periods beginning after December 15, 2024. The Company will reflect adoption of this new standard in its 2025 consolidated annual financial statements.
In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU No. 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. In January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU No. 2024-03. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of this new standard on its consolidated financial statements upon adoption.
3. Related Party Transactions
On October 24, 2024, following a review by outside counsel, the Board adopted resolutions to terminate the employment of Mr. Kiani, our former Chairman and Chief Executive Officer (CEO), effective October 24, 2024. See Note 24, “Commitments and Contingencies”, for further details.
Willow Laboratories, Inc. (Willow), formerly known as Cercacor Laboratories, Inc., is an independent entity that was spun off from the Company to its stockholders in 1998. Joe Kiani, the Company’s former Chairman and CEO, is also the Executive Chairman and CEO of Willow. Effective as of January 3, 2016, in connection with changes in the capital structure of Willow, the Company determined that Willow was no longer required to be consolidated with the Company for financial reporting purposes. Although the Company believes that Willow continues to be considered a variable interest entity, the Company has determined that it is no longer the primary beneficiary of Willow as it does not have the power to direct the activities of Willow that most significantly impact Willow’s economic performance and has no obligation to absorb Willow’s losses.

Table of Content
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
Aggregate recorded royalty expenses to Willow by the Company under the Cross-Licensing Agreement were $4.9 million and $4.2 million for the three months ended June 28, 2025 and June 29, 2024, respectively. Aggregate recorded royalty expenses to Willow by the Company under the Cross-Licensing Agreement were $10.6 million and $9.0 million for the six months ended June 28, 2025 and June 29, 2024, respectively.
During the first quarter 2025, pursuant to the terms of the Cross-Licensing Agreement, Willow elected to invoice the Company for the remaining year’s minimum royalty of approximately $12.8 million, which has been paid to Willow in the second quarter 2025. As of June 28, 2025, the unamortized asset balance was $8.5 million.
•Administrative Services Agreement - The Company was a party to an administrative services agreement with Willow (G&A Services Agreement), which governs certain general and administrative services that the Company provided to Willow. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for each of the three months ended June 28, 2025 and June 29, 2024, respectively. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.1 million and $0.2 million for each of the six months ended June 28, 2025 and June 29, 2024, respectively. On March 31, 2025, Willow provided the Company with a notice to terminate the Services Agreement under Section 7.2, effective April 30, 2025.
•Lease Agreement - Effective December 2019, the Company entered into a lease agreement with Willow for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Willow Lease). The term of the Willow Lease expired on December 31, 2024, and was not renewed. The Company recognized no lease income for the three and six months ended June 28, 2025. The Company recognized approximately $0.3 million and $0.6 million of lease income for the three and six months ended June 29, 2024.
Net amounts accrued and unpaid to Willow at June 28, 2025 and December 28, 2024 were approximately $2.9 million and $4.9 million, respectively. See Note 24, “Commitments and Contingencies”, under the heading of “Willow Cross-Licensing Agreement Provisions” for further details.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

During the three and six months ended June 28, 2025, the Company made no cash contributions to the Masimo Foundation. During the three months ended June 29, 2024, the Company made no cash contributions to the Masimo Foundation. During the six months ended June 29, 2024, the Company made cash contributions of approximately $1.0 million to the Masimo Foundation. During the three and six months ended June 28, 2025, the Company made no in-kind contributions to the Masimo Foundation. During the three and six months ended June 29, 2024, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services. The Company halted all payments to the Masimo Foundation as of the end of the third quarter of 2024, and does not intend to make any future contributions to the Masimo Foundation.
Mr. Kiani is also a co-founder, a member of the board of directors and Chief Executive Officer of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. During the second quarter of 2020, the Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising. During each of the three and six months ended June 29, 2024, the Company incurred no marketing expenses to LMMV under the marketing service agreement. At December 28, 2024, there were no amounts due to LMMV for services rendered. During the fourth quarter of 2024, the Company terminated the marketing services agreement with LMMV. No payment was due in connection with the termination of this agreement.
The Company maintained an aircraft time share agreement, pursuant to which the Company agreed from time to time to make its aircraft available to Mr. Kiani, in his former capacity as Chairman and CEO, for lease on a time-sharing basis. The agreement provided that Mr. Kiani would pay the Company for personal use based on agreed upon reimbursement rates. For each of the three and six months ended June 29, 2024, the Company charged Mr. Kiani less than $0.1 million related to such reimbursements.
The time share agreement with Mr. Kiani was terminated upon the termination of his employment with the Company.
On June 26, 2023, at the Company’s 2023 Annual Meeting of Stockholders, its stockholders voted to elect two directors nominated by Politan Capital Management LP and certain of its affiliates (Politan) to the Company’s Board of Directors (Board). On September 19, 2024, at the Company’s 2024 Annual Meeting of Stockholders, two additional directors nominated by Politan were elected to the Board. As of September 24, 2024, the date of the last reported Schedule 13-D/A filed with the U.S. Securities and Exchange Commission (SEC) by Politan, Politan beneficially owned approximately 8.8% of the outstanding shares of the Company. The Vice Chairman of the Company’s board of directors, Quentin Koffey, also serves as Chief Investment Officer of Politan. For the three months and six months ended June 28, 2025, the Company paid zero and less than $0.1 million to Politan. For the three and six months ended June 28, 2025, the Company received a $2.0 million payment from Politan related to legal expenses. There were no related party transactions between Masimo and Politan for the three and six months ended June 29, 2024.
On September 24, 2024, Michelle Brennan, a member of the Board, was appointed to the role of interim CEO of the Company. On February 12, 2025, Ms. Brennan’s role as interim CEO ceased, and she was appointed Chairman of the Board. Ms. Brennan also sits on the board of directors of Cardinal Health, Inc. (Cardinal). For each of the three months ended June 28, 2025 and June 29, 2024, sales to Cardinal were approximately $25.8 million and $25.1 million, respectively. For each of the six months ended June 28, 2025 and June 29, 2024, sales to Cardinal were approximately $57.6 million and $55.7 million, respectively.
As of June 28, 2025 and December 28, 2024, amounts owed from Cardinal were approximately $17.4 million and $14.3 million, respectively.
4. Inventories
Inventories consist of the following:

(in millions)	June 28, 2025	December 28, 2024
Raw materials	$145.1	$151.0
Work-in-process	25.0	19.2
Finished goods	148.4	124.6
Total inventories	$318.5	$294.8

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

5. Other Current Assets
Other current assets consist of the following:

(in millions)	June 28, 2025	December 28, 2024
Prepaid expenses	$27.1	$19.7
Lease receivable, current	25.2	26.6
Indirect taxes receivable	19.0	18.5
Prepaid income taxes	18.1	17.6
Contract assets, current	12.9	11.4
Prepaid rebates and royalties, current	4.9	4.6
Restricted cash(1)	2.7	2.7
Other current assets	2.6	2.3
Total other current assets	$112.5	$103.4
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
For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases are included within revenue in the accompanying condensed consolidated statements of operations. For the three months ended June 28, 2025 and June 29, 2024, lease revenue was approximately $8.0 million and $9.0 million, respectively. For the six months ended June 28, 2025 and June 29, 2024, lease revenue was approximately $20.0 million and $25.0 million, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Lease receivable from sales-type leases consists of the following:

(in millions)	June 28, 2025	December 28, 2024
Lease receivable	$78.6	$85.5
Allowance for credit loss	(0.2)	(0.2)
Lease receivable, net	78.4	85.3
Less: current portion of lease receivable	(25.2)	(26.6)
Lease receivable, non-current	$53.2	$58.7

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of June 28, 2025, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal year	Sales-Type Leases	Operating Leases
2025 (balance of year)	$13.5	$16.5
2026	22.7	16.2
2027	17.1	14.7
2028	11.6	11.8
2029	8.6	11.6
Thereafter	4.9	9.4
Total	$78.4	$80.2
Less: imputed interest(1)	—
Present value of total lease payments	$78.4
______________
(1)     The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	June 28, 2025	December 28, 2024
Deferred commissions	$24.9	$25.0
Unbilled contract receivables	19.6	20.2
Prepaid contract allowances	13.0	14.5
Deferred equipment agreements, net	1.8	1.3
Deferred costs and other contract assets	$59.3	$61.0
For the three months ended June 28, 2025 and June 29, 2024, deferred commission amortization expense was $2.1 million and $1.8 million, respectively. For the six months ended June 28, 2025 and June 29, 2024, deferred commission amortization expense was $4.2 million and $3.7 million, respectively.
For the year ended December 30, 2023, total deferred costs and other contracts were $57.3 million.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Property and Equipment, net
Property and equipment, net, consists of the following:

(in millions)	June 28, 2025	December 28, 2024
Operating lease assets	$170.0	$148.6
Machinery, equipment, tooling and other	150.0	147.1
Building and building improvements	143.5	143.5
Land	47.7	47.7
Computer equipment and software	38.4	38.7
Leasehold improvements	33.3	31.2
Furniture and office equipment	16.2	15.8
Demonstration units	0.5	0.5
Construction-in-progress (CIP)	28.0	29.0
Total property and equipment	627.6	602.1
Accumulated depreciation	(290.0)	(265.1)
Property and equipment, net	$337.6	$337.0
In October 2024, the Company grounded the corporate aircraft and started exploring disposition strategies. In December 2024, the Company entered into a letter of intent to sell the aircraft, and classified the asset as held-for-sale within the healthcare segment as of December 28, 2024. During the first quarter 2025, the Company completed the sale of the corporate aircraft for $19.5 million.
For the three months ended June 28, 2025 and June 29, 2024, depreciation expense of property and equipment was $6.4 million and $7.9 million, respectively. For the six months ended June 28, 2025 and June 29, 2024, depreciation expense of property and equipment was $12.9 million and $15.3 million, respectively.
For the three months ended June 28, 2025 and June 29, 2024, equipment leased to customers which was amortized to cost of goods sold was $6.2 million and $6.3 million, respectively. For the six months ended June 28, 2025 and June 29, 2024, equipment leased to customers which was amortized to cost of goods sold was $12.8 million and $12.7 million, respectively.
As of June 28, 2025 and December 28, 2024, accumulated amortization of equipment leased to customers was $59.0 million and $46.2 million, respectively.
The balance in CIP at June 28, 2025 and December 28, 2024 related primarily to the capitalized implementation costs related to a new enterprise resource planning software system, costs related to facility improvements and the underlying assets for which have not been completed or placed into service.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

9. Intangible Assets, net
Intangible assets, net, consist of the following:

	June 28, 2025			December 28, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$45.2	$(18.8)	$26.4	$44.0	$(17.5)	$26.5
Acquired technologies	28.6	(17.1)	11.5	27.9	(15.8)	12.1
Customer relationships	24.6	(13.9)	10.7	24.6	(13.3)	11.3
Trademarks	14.0	(7.8)	6.2	13.7	(7.2)	6.5
Licenses	2.0	(1.4)	0.6	2.3	(1.2)	1.1
Licenses-related party	7.5	(7.3)	0.2	7.5	(7.1)	0.4
Other	6.6	(4.5)	2.1	8.1	(4.4)	3.7
Total intangible assets subject to amortization, net	$128.5	$(70.8)	$57.7	$128.1	$(66.5)	$61.6
Finite lived intangible assets have a weighted-average amortization period ranging from eleven years to fourteen years. Total amortization expense for the three months ended June 28, 2025 and June 29, 2024 was $2.0 million and $2.6 million, respectively. Total amortization expense for the six months ended June 28, 2025 and June 29, 2024 was $4.1 million and $5.1 million, respectively.
Total renewal costs capitalized for patents and trademarks for the three months ended June 28, 2025 and June 29, 2024 were $0.4 million and $0.3 million, respectively. Total renewal costs capitalized for patents and trademarks for the six months ended June 28, 2025 and June 29, 2024 were $0.5 million and $0.6 million, respectively. As of June 28, 2025, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal year	Amount (in millions)
2025 (balance of year)	$3.9
2026	7.4
2027	6.6
2028	6.2
2029	5.5
Thereafter	28.1
Total	$57.7
Indefinite-lived intangible assets are subject to annual impairment testing, unless circumstances dictate more frequent testing, if impairment indicators exist. For goodwill, the Company performs a qualitative assessment during the fourth quarter each year, for its annual impairment analysis. In the fourth quarter of 2024, the Company performed its annual impairment analysis, and concluded that it was more likely than not that the fair value of the healthcare reporting unit was greater than its carrying value. Accordingly, no further testing was required on this reporting unit.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

10. Goodwill
Changes in goodwill were as follows:

(in millions)	June 28, 2025
Goodwill, beginning of period	$96.7
Foreign currency translation adjustment	4.2
Goodwill, end of period	$100.9
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
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of June 28, 2025, the weighted-average discount rate used by the Company for all operating leases was approximately 4.0%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance sheet classification	June 28, 2025	December 28, 2024
Lessee ROU assets	Other non-current assets	$26.5	$29.2

Lessee current lease liabilities	Other current liabilities	7.9	9.7
Lessee non-current lease liabilities	Other non-current liabilities	20.6	23.3
Total operating lease liabilities		$28.5	$33.0
As of June 28, 2025 and December 28, 2024, accumulated amortization for lessee ROU assets was $34.5 million and $32.4 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 4.3 years as of June 28, 2025.
As of June 28, 2025, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal year	Amount (in millions)
2025 (balance of year)	$4.6
2026	7.9
2027	6.3
2028	5.5
2029	3.7
Thereafter(1)	3.0
Total	31.0
Imputed interest	(2.5)
Present value	$28.5
______________
(1)     Includes optional renewal period for certain leases.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

During the three months ended June 28, 2025 and June 29, 2024, operating lease costs were approximately $2.4 million and $2.5 million, respectively. During the six months ended June 28, 2025 and June 29, 2024, operating lease costs were approximately $4.0 million and $5.1 million, respectively.
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	June 28, 2025	December 28, 2024
Lessee ROU assets, net	$26.5	$29.2
Strategic investments	6.0	6.6
Prepaid deposits and other	5.3	6.8
Derivative assets - non-current(1)	2.7	6.2
Equity investments - fair value	2.0	2.0
Other non-current assets	0.5	0.5
Total non-current assets	$43.0	$51.3
______________
(1)    Excludes accrued interest.
13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities, current consist of the following:

(in millions)	June 28, 2025	December 28, 2024
Deferred revenue	$65.2	$61.9
Accrued rebates and allowances	25.1	23.0
Accrued customer reimbursements	6.7	10.1
Total deferred revenue and other contract liabilities	97.0	95.0
Less: Non-current portion of deferred revenue	(21.6)	(18.1)
Deferred revenue and other contract liabilities, current	$75.4	$76.9
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize revenue. Generally, the Company records deferred revenue when revenue is to be recognized subsequent to invoicing.
Deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements, and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, due to factors such as healthcare facility spending trends, hospital inpatient census and seasonality. As of June 28, 2025, the Company had approximately $1,720.1 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $490.4 million of this amount as revenue within the next twelve months and the remaining balance thereafter.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Changes in deferred revenue for the six months ended June 28, 2025 and June 29, 2024, were as follows:

(in millions)	Six Months Ended June 28, 2025	Six Months Ended June 29, 2024
Deferred revenue, beginning of the period	$61.9	$48.4
Revenue deferred during the period	27.1	15.9
Recognition of revenue deferred in prior periods	(23.8)	(15.9)
Deferred revenue, end of the period	$65.2	$48.4
14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	June 28, 2025	December 28, 2024
Accrued legal fees	$24.6	$14.6
Accrued expenses	22.3	24.2
Accrued indirect taxes payable	20.7	17.9
Long-term debt, current	15.0	15.0
Income tax payable	12.2	12.4
Lessee lease liabilities, current	7.9	9.7
Related party payables	3.0	5.3
Accrued warranty	2.8	2.9
Other current liabilities	12.0	13.4
Total other current liabilities	$120.5	$115.4
15. Debt

(in millions)	June 28, 2025	December 28, 2024
Term loan - current portion	$15.0	$15.0
Debt, current portion	15.0	15.0

Term loan - long-term	251.7	258.3
Revolver - long-term	347.0	456.0
Debt, long-term	598.7	714.3
Total debt	$613.7	$729.3
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Credit Facility also provides for a sublimit of up to $50.0 million for the issuance of letters of credit.
Borrowings under the Credit Facility will be deemed, at the Company’s election, either: (a) an Alternate Base Rate (ABR) Loan, which bears interest at the ABR, plus a spread of 0.000% to 0.750% based upon a Company leverage ratio, or (b) a Term SOFR Loan, which bears interest at the Adjusted Term SOFR Rate (as defined below), plus a spread of 1.000% to 1.750% based upon a Company net leverage ratio. Pursuant to the terms of the Credit Facility, the ABR is equal to the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York effective rate plus 0.50%, and (iii) the one-month Adjusted Term SOFR plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR Rate (as defined in the Credit Facility) for the applicable interest period plus a spread adjustment of 0.10%, 0.15% and 0.25% for the interest periods ending one, three and six months, respectively. At June 28, 2025, the effective interest rate on the Credit Facility was 5.7%.
The Company is also obligated under the Credit Facility to pay an unused fee ranging from 0.150% to 0.275% per annum, based upon a Company leverage ratio, with respect to any non-utilized portion of the Credit Facility.
The Company is subject to certain covenants, including financial covenants related to a net leverage ratio and an interest coverage ratio, and other customary negative covenants. The Credit Facility also includes customary events of default which, upon the occurrence of any such event of default, provide the Initial Lenders (and any additional lenders) with the right to take either or both of the following actions: (a) immediately terminate the commitments, and (b) declare the loans then outstanding immediately due and payable in full. All unpaid principal under the Credit Facility will become due and payable on April 12, 2027.
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
As of June 28, 2025, we had approximately $355.2 million of available borrowing capacity, (net of approximately $2.8 million of outstanding letters of credit) under the Credit Facility.
The Company was in full compliance with all covenants contained in its debt agreements and Credit Facility at June 28, 2025.
For the three months ended June 28, 2025 and June 29, 2024, the Company incurred total interest expense of $8.2 million and $10.6 million under the Credit Facility, respectively. For the six months ended June 28, 2025 and June 29, 2024, the Company incurred total interest expense of $16.9 million and $21.8 million under the Credit Facility, respectively.
As of June 28, 2025, the aggregate maturities of principal on all healthcare related debt for each of the next five years and thereafter are as follows:

Fiscal year	Amount (in millions)
2025 (balance of year)	$7.5
2026	15.0
2027	591.2
2028	—
2029	—
Thereafter	—
Total	$613.7

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	June 28, 2025	December 28, 2024
Unrecognized tax benefits	$27.7	$23.7
Deferred revenue, non-current	21.6	18.1
Lessee non-current lease liabilities	20.6	23.3
Projected benefit obligation	4.7	5.4
Other	1.7	0.4
Total other non-current liabilities	$76.3	$70.9
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
17. Derivative Instruments and Hedging Activities
Derivative Instruments - Cash Flow Hedges
The Company’s cash flow hedges are designed to mitigate the risk of exposure to variability in expected future cash flows of recognized assets, liabilities or any unrecognized forecasted transactions. The Company entered into various interest rate swaps that are designated as cash flow hedges on a substantial portion of the Company’s outstanding debt. The interest rate swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt to an average fixed interest rate of 3.26%. These contracts, carried at fair value, have maturities of approximately two years. All hedging relationships were highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged. The Company used a regression analysis at hedge inception to assess the effectiveness of cash flow hedge and periodically thereafter.
The Company records gains and losses from the changes in the fair value of these instruments as a component of other comprehensive income (loss). Deferred gains or losses from these designated cash flow hedges are reclassified into earnings in the period that the hedged items affect earnings. The Company does not offset fair value amounts recognized for derivative instruments in its condensed consolidated balance sheets for presentation purposes. The following table summarizes the fair value of the hedging instruments, presented on a gross basis, as of June 28, 2025 and December 28, 2024.

		Condensed Consolidated Balance Sheets
(in millions)	Balance sheet classification	June 28, 2025	December 28, 2024
Interest rate contracts, inclusive of accrued interest	Other non-current assets	$3.1	$6.8
Interest rate contracts, inclusive of accrued interest	Other non-current liabilities	(1.6)	(0.1)
Total		$1.5	$6.7

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following table summarizes the gains reclassified from accumulated other comprehensive (loss) income to the condensed consolidated statements of operations for the three and six months ended June 28, 2025 and June 29, 2024, respectively.

Cash flow hedges		Condensed Consolidated Statement of Operations
		Three Months Ended		Six Months Ended
(in millions)	Location of gains	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest rate contracts	Non-operating gains	$1.4	$4.1	$3.0	$8.3
Total		$1.4	$4.1	$3.0	$8.3
The following tables summarize the changes in accumulated other comprehensive (loss) income related to the hedging instruments for the three and six months ended June 28, 2025 and June 29, 2024, respectively.

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Beginning balance	$2.5	$14.3	$6.0	$7.8
Amount recognized in other comprehensive (loss) income	—	3.3	(1.9)	14.0
Amount reclassified into earnings	(1.4)	(4.1)	(3.0)	(8.3)
Ending balance	$1.1	$13.5	$1.1	$13.5
For each of the three months ended June 28, 2025 and June 29, 2024 the unrealized loss, net of tax was $1.1 million and $0.6 million, respectively. For each of the six months ended June 29, 2024, the unrealized loss and gain, net of tax was $3.8 million and $4.3 million, respectively.
For each of the three months ended June 28, 2025 and June 29, 2024, the tax benefit related to the cash flow hedges was $0.3 million and $0.2 million, respectively. For each of the six months ended June 28, 2025 and June 29, 2024, the tax benefit and provision related to the cash flow hedges was $1.1 million and $1.4 million, respectively.
The Company expects to reclassify a net amount of gains of $2.1 million from accumulated other comprehensive (loss) income to non-operating (loss) income within the next 12 months.
18. Discontinued Operations
In the third quarter of 2024, the Company announced that the Board remained committed to the previously announced review of alternatives for both the consumer audio and consumer healthcare businesses, and that the Board had engaged Centerview Partners and Morgan Stanley as financial advisors and Sullivan & Cromwell as a legal advisor. As of December 28, 2024, the Company’s non-healthcare consumer business segment remained part of the Company’s continuing operations. The sale process progressed in 2025, and during the first quarter of 2025, the non-healthcare business was classified as held-for-sale and reported in discontinued operations.
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
On May 6, 2025, the Company entered into a definitive agreement with Harman International Industries, Incorporated, a wholly-owned subsidiary of Samsung Electronics Co., Ltd., to sell its non-healthcare business for an aggregate purchase price of $350 million in cash, subject to certain adjustments. The transaction is subject to the satisfaction or waiver of certain conditions, and is expected to close by the end of 2025, subject to receiving required regulatory approval.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Interest expense from specifically identifiable debt associated with the non-healthcare business has been included in discontinued operations. As a result of the separation of the non-healthcare business, the Company incurred $0.3 million and $0.4 million in direct costs during each of the three months ended June 28, 2025 and June 29, 2024, and $1.1 million and $1.2 million in direct costs during each of the six months ended June 28, 2025 and June 29, 2024, respectively, which are reflected in earnings from discontinued operations, net of income taxes in the accompanying condensed consolidated statements of operations. These costs primarily relate to professional fees incurred in connection with the separation.
The key components of income from the non-healthcare business discontinued operations were as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues	$141.5	$152.4	$288.2	$305.6
Cost of sales	87.2	104.8	186.3	223.0
Intangible assets impairment charges	—	—	44.0	—
Gross profit	54.3	47.6	57.9	82.6
Selling, general and administrative expenses	35.2	51.4	75.2	95.5
Research and development expenses	7.6	9.8	17.0	19.9
Intangible assets impairment charges	—	—	251.0	—
Operating income (loss)	11.5	(13.6)	(285.3)	(32.8)
Non-operating (loss) income	(2.3)	2.6	(6.5)	5.2
Income (loss) from discontinued operations, before income taxes	9.2	(11.0)	(291.8)	(27.6)
Provision (benefit) for income taxes	2.8	(2.2)	(80.3)	(5.6)
Income (loss) from discontinued operations, net of income taxes	$6.4	$(8.8)	$(211.5)	$(22.0)

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Assets and liabilities of the discontinued operations of the non-healthcare business classified as held-for-sale in the condensed consolidated balance sheets as of June 28, 2025 and December 28, 2024 consist of the following:

(in millions)	June 28, 2025	December 28, 2024
Cash and cash equivalents	$43.5	$54.0
Trade receivable, net of credit allowances	98.0	143.3
Inventories, net	206.1	164.4
Other current assets	46.2	41.7
Total current assets, held-for-sale	393.8	403.4
Property and equipment, net	47.4	44.6
Intangible assets, net	240.6	496.6
Deferred tax assets	23.0	25.2
Other non-current assets	50.8	48.8
Total non-current assets, held-for-sale	361.8	615.2
Total assets held-for-sale - discontinued operations	$755.6	$1,018.6
Accounts payable	$107.1	$123.8
Accrued compensation	3.7	4.9
Deferred revenue and other contract liabilities, current	13.2	18.6
Other current liabilities	68.8	70.4
Total current liabilities, held-for-sale	192.8	217.7
Long-term debt	13.0	13.6
Deferred tax liabilities	26.5	99.9
Other non-current liabilities	53.0	57.2
Total non-current liabilities, held-for-sale	92.5	170.7
Total liabilities held-for-sale - discontinued operations	$285.3	$388.4
During the first quarter of 2025, the Company determined the non-healthcare business is classified as held-for-sale and is accordingly measured at the lower of its carrying amount or fair value less cost to sell in accordance with ASC 360: Impairment Testing: Long-lived Assets Classified as Held and Used (ASC 360); furthermore, the carrying amount of any assets not covered by ASC 360 included in this disposal group is adjusted in accordance with other applicable GAAP before measuring the fair value less cost to sell of the disposal group. All initial or subsequent adjustments to the carrying amount of a component as a result of such measurement is classified in discontinued operations. During the first quarter 2025, the Company recorded intangible asset write-downs of approximately $44.0 million within cost of sales, and approximately $251.0 million within operating expenses.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

19. Equity
Stock Repurchase Program
In June 2022, the Board approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. Approximately 80,000 shares were repurchased pursuant to the 2022 Repurchase Program during the three and six months ended June 28, 2025. As of June 28, 2025, approximately 4.9 million shares remained available for repurchase pursuant to the 2022 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Share repurchased(1)	80	—	80	—
Average cost per share	$171.41	$—	$171.41	$—
Value of shares repurchased	$13,661	$—	$13,661	$—
______________
(1)    Excludes shares withheld from the shares of its common stock actually issued in connection with the vesting of PSU or RSU awards to satisfy certain U.S. federal and state tax withholding obligations.
20. Stock-Based Compensation
Total stock-based compensation expense for the three months ended June 28, 2025 and June 29, 2024 was $8.5 million and $11.9 million, respectively. Total stock-based compensation expense for the six months ended June 28, 2025 and June 29, 2024 was $17.6 million and $20.6 million, respectively. The stock-based compensation expense amounts for each of the three and six months ended June 28, 2025 and June 29, 2024 reflect adjustments for the expected life-to-date achievement of certain PSUs. The Company reassesses the expected achievement of such PSU awards based upon the achievement of certain pre-established multi-year performance criteria approved by the Board at the date of grant.
As of June 28, 2025, an aggregate of 5.4 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.5 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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

Table of Content
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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Six Months Ended June 28, 2025
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period(1)	1.6	$110.43
Granted(2)	0.1	165.45
Canceled	(0.1)	159.32
Exercised	(0.7)	84.80
Options outstanding, end of period	0.9	$119.16
Options exercisable, end of period	0.8	$113.98
______________
(1)    The Company recorded less than $0.1 million of stock option expenses for discontinued operations for each of the three months ended June 28, 2025 and June 29, 2024. The Company recorded $0.1 million of stock option expenses for discontinued operations for each of the six months ended June 28, 2025 and June 29, 2024.
(2)     No stock options were granted for discontinued operations for the three and six months ended June 28, 2025.
Total stock option expense for the three months ended June 28, 2025 and June 29, 2024 was $0.3 million and $1.9 million, respectively. Total stock option expense for the six months ended June 28, 2025 and June 29, 2024 was $0.6 million and $4.0 million, respectively. As of June 28, 2025, the Company had $5.4 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 3.5 years.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Six Months Ended June 28, 2025
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period(1)	0.6	$135.96
Granted(2)	0.2	167.38
Canceled	—	144.77
Vested	(0.1)	157.56
RSUs outstanding, end of period	0.7	$142.28
___________________________
(1)     The Company recorded $1.1 million and $1.2 million of RSU related expense for discontinued operations for each of the three months ended June 28, 2025 and June 29, 2024. The Company recorded $2.3 million and $2.1 million of RSU related expense for discontinued operations for each of the six months ended June 28, 2025 and June 29, 2024.
(2)     No RSUs were granted for discontinued operations for the three and six months ended June 28, 2025.
Total RSU expense for the three months ended June 28, 2025 and June 29, 2024 was $8.0 million and $7.0 million, respectively. Total RSU expense for the six months ended June 28, 2025 and June 29, 2024 was $17.2 million and $13.3 million, respectively. As of June 28, 2025, the Company had $82.5 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.2 years.
As previously mentioned in Note 2, “Summary of Significant Accounting Policies” under the heading “Net Income Per Share”, 2.7 million shares related to certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain events. As of June 28, 2025, such events were deemed to have not occurred. See Note 24, “Commitments and Contingencies” for additional details.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Six Months Ended June 28, 2025
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period(1)	0.1	$172.50
Granted(2)(3)	0.1	181.70
Canceled	(0.1)	167.84
PSUs outstanding, end of period	0.1	$181.16
______________
(1)    The Company recorded $0.3 million of PSU expenses for discontinued operations for each of the three months ended June 28, 2025 and June 29, 2024.     The Company recorded $0.6 million and less than $0.3 million of PSU expenses for discontinued operations for each of the six months ended June 28, 2025 and June 29, 2024.
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
(3)    No PSUs were granted for discontinued operations for the three and six months ended June 28, 2025.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
During the six months ended June 28, 2025, the Company awarded 77,775 PSUs that will vest three years from the award date, based on the achievement of certain pre-established multi-year performance criteria approved by the Board. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes is recorded in the period in which the changes occur. If earned, the PSUs granted will vest upon achievement of the performance criteria, which include a relative total shareholder return (TSR) modifier, in the year following the evaluation and confirmation of the performance achievement criteria. The Company’s TSR modifier estimate is based on Masimo’s TSR performance over a 3-year period as a percentile ranking relative to the constituents of the S&P Healthcare Equipment Select Index. for the performance period beginning on March 11, 2025 and ending on January 1, 2028. The number of shares that may be earned can range from 0% to 200% of the target amount. The fair value of market-based RSUs is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of performance-based PSUs is determined using the closing price of the Company’s common stock on the grant date. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended June 28, 2025 and June 29, 2024 was $0.2 million and $3.0 million, respectively. The total PSU (benefit) expense for the six months ended June 28, 2025 and June 29, 2024 was $(0.2) million and $3.3 million, respectively. The PSU expense amounts for the three months ended June 28, 2025 relate to adjustments for the expected life-to-date performance of the PSU along with expense related to PSU awards for new executives officers that started or where appointed during the quarter. As of June 28, 2025, the Company had $26.5 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 2.1 years.
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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025(1)	June 29, 2024	June 28, 2025(1)	June 29, 2024
Risk-free interest rate	4.0% to 4.2%	—%	4.0% to 4.2%	4.2%
Expected term (in years)	5.8	—	5.8	5.9
Estimated volatility	41.0% to 43.1%	—%	41.0% to 43.1%	42.6%
Expected dividends	—%	—%	—%	—%
Weighted-average fair value of options granted	$69.61 to $78.81	$—	$69.61 to $78.81	$59.60
______________
(1)     Less than 0.1 million of stock options were granted during the three and six months ended June 28, 2025.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of June 28, 2025 was $47.8 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of June 28, 2025 was $46.7 million.
21. Employee Benefits
Defined Contribution Plan
In the U.S. the Company sponsors one qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements.
The MRSP matches 100% of a participant’s salary deferral, up to 3% of each participant’s compensation for the pay period, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $1.0 million and $1.1 million to the MRSP for each of the three months ended June 28, 2025 and June 29, 2024, respectively, all in the form of matching contributions. The Company contributed $2.0 million and $2.1 million to the MRSP for each of the six months ended June 28, 2025 and June 29, 2024, respectively, all in the form of matching contributions.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In addition, some of the Company’s international subsidiaries also have defined contribution plans to which both the employee and employers are eligible to make contributions. The Company contributed $0.6 million and $0.5 million to these plans for the three months ended June 28, 2025 and June 29, 2024, respectively. The Company contributed $1.1 million and $1.0 million to these plans for the six months ended June 28, 2025 and June 29, 2024, respectively.
Defined Benefit Plans
The Company sponsors several international noncontributory defined benefit plans. The service cost component for the defined benefit plans are recorded in operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.
The Company’s net periodic defined benefit costs for each of the three and six months ended June 28, 2025, and June 29, 2024 were immaterial.
22. Non-operating Loss
Non-operating loss consists of the following:

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest income	$0.6	$1.1	$2.0	$2.2
Realized and unrealized foreign currency losses	(1.5)	(1.6)	(3.9)	(3.0)
Interest expense	(8.2)	(10.6)	(16.9)	(21.9)
Total non-operating loss	$(9.1)	$(11.1)	$(18.8)	$(22.7)
23. Income Taxes
The Company has provided for income taxes in fiscal year 2025 and 2024 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended June 28, 2025 and June 29, 2024, the Company recorded discrete tax benefits of approximately $1.6 million and $2.0 million, respectively, related to excess tax benefits realized from stock-based compensation. For the six months ended June 28, 2025 and June 29, 2024, the Company recorded discrete tax benefits of approximately $4.5 million and $3.3 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of June 28, 2025, the liability for income taxes associated with uncertain tax positions was approximately $37.2 million. If fully recognized, approximately $34.1 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its consolidated financial statements.
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
On September 19, 2024, at the Company’s 2024 Annual Meeting of Stockholders, the Company’s stockholders voted to not reelect Mr. Kiani to the Board. Additionally, on September 19, 2024, after the Company’s 2024 Annual Meeting of Stockholders, Mr. Kiani delivered a notification to the Board stating his decision to resign from his position of CEO of the Company and filed a claim in California Superior Court relating to his Amended Employment Agreement, seeking, among other things, declaratory relief that he had validly terminated his employment for “Good Reason” (as defined in the Amended Employment Agreement), and that he was entitled to certain benefits provided in the Amended Employment agreement upon termination for “Good Reason” (see the heading “Litigation” under Note 24, “Commitments and Contingencies” for further details).

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
Also on October 24, 2024, the Company filed claims against Mr. Kiani in the Court of Chancery of the State of Delaware (the Kiani Delaware Litigation), seeking judicial declarations that numerous provisions in Mr. Kiani’s Amended Employment Agreement, including the Special Payment, are invalid, unenforceable, and amount to a waste of corporate assets and, therefore, that Mr. Kiani is not entitled to receive the Special Payment. The Company’s complaint alleges that the Company’s directors at the time of the initial adoption of Mr. Kiani’s Amended Employment Agreement and at the adoption of subsequent amendments abdicated their fiduciary duties as a matter of Delaware law by approving the Amended Employment Agreement, which contained provisions intended to entrench Mr. Kiani’s control of the Company indefinitely (see the heading “Litigation” under Note 24, “Commitments and Contingencies” for further details).
On November 13, 2024, the Company entered into an employment agreement with Michelle Brennan (Brennan Agreement), who the Board appointed Interim CEO on September 24, 2024. The Brennan Agreement, effective as of the September 24, 2024 appointment, has a term of six months unless earlier terminated by its terms (Brennan Term).
The Brennan Agreement provided for an annual base salary of $1,042,000. Additionally, Ms. Brennan, was eligible for a discretionary bonus of a target amount equal to $621,250 at the end of the Brennan Term. At the conclusion of Ms. Brennan’s service as interim CEO, in the early 2025, the Board determined her discretionary bonus amount would be $1,087,190.
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
As of June 28, 2025, the Company had severance plan participation agreements with three executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008.
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

Table of Content
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
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $223.2 million of purchase commitments as of June 28, 2025 that are expected to be purchased within one year, and certain circumstances beyond one year for critical inventory and raw materials. In general, these purchase commitments have been made for inventory related items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better longer term pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of June 28, 2025, the Company had approximately $4.2 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of June 28, 2025, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Fee Agreements
On January 1, 2024, the Company entered into a one year alternative fee agreement (Fee Agreement) with respect to certain on-going legal fees and costs charged by a vendor. The Fee Agreement imposed certain limits on a quarterly and annual basis for actual legal fees incurred by the vendor that are payable based on work performed related to litigation matters against Apple (see the heading “Litigation” under Note 24, “Commitments and Contingencies” for further details regarding the Apple matters). The Fee Agreement provided that if the vendor was successful in obtaining a favorable judgment for the Company on any claim or counterclaim after exhaustion or dismissal of any appeals, or upon settlement resulting in monetary consideration to the Company, the vendor would be paid a success fee equal to three times the amount of the excess fees and costs incurred over the annual limit within 60 days after entry of a judgment or the effective date of any settlement. On June 12, 2025, the Company and the vendor agreed to terminate the Fee Agreement. The Company paid the vendor approximately $2.8 million related to this termination. As of June 28, 2025, no amounts were outstanding in connection with the Fee Agreement.
In connection with the potential separation of the Company’s consumer businesses, the Company entered into contingent or discretionary fee agreements with various service providers, advisors and consultants. The Company is unable to reasonably estimate the contingent fees due under these agreements at this time. Amounts due will be recognized when probable and reasonably estimable.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of June 28, 2025, the Company had $149.6 million of bank balances, of which $4.0 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its healthcare products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential healthcare customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended June 28, 2025 and June 29, 2024, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 59.0% and 59.8% of healthcare revenue, respectively. During the six months ended June 28, 2025 and June 29, 2024, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 58.9% and 58.2% of healthcare revenue, respectively.
For the three months ended June 28, 2025 and June 29, 2024, the Company had sales through one just-in-time healthcare distributor that represented 19.2% and 20.9% of healthcare revenue, respectively. For the six months ended June 28, 2025 and June 29, 2024, the Company had sales through one just-in-time healthcare distributor that represented 19.0% and 18.5% of healthcare revenue, respectively.
As of June 28, 2025, one healthcare customer represented 19.9% of the Company’s healthcare accounts receivable balance. The receivable balance related to such healthcare customer is fully secured by a letter of credit. As of December 28, 2024, two healthcare customers represented 12.2% and 11.9%, respectively, of the Company’s healthcare accounts receivable balance.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On June 30, 2021, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Apple for infringement of a number of other patents. The Company filed an amended complaint on July 12, 2021. On August 13, 2021, the ITC issued a Notice of Institution of Investigation on the asserted patents. From June 6, 2022 to June 10, 2022, the ITC conducted an evidentiary hearing. In July and August 2022, Apple filed petitions for IPR of the asserted patents in the PTO. On January 10, 2023, a United States Administrative Law Judge in Washington, D.C. ruled that Apple violated Section 337 of the Tariff Act of 1930 (Section 337), as amended, by importing and selling within the United States certain Apple Watches with light-based pulse oximetry functionality and components, which infringe several claims of the Company’s pulse oximeter patents. On January 24, 2023, the United States Administrative Law Judge further recommended that the ITC issue an exclusion order and a cease and desist order on certain Apple Watches. On October 26, 2023, the ITC issued a Notice of Final Determination finding a violation of Section 337 by Apple. The ITC determined that the appropriate form of relief is a Limited Exclusion Order (LEO) prohibiting the unlicensed entry of infringing wearable electronic devices with light-based pulse oximetry functionality manufactured by or on behalf of Apple, and a Cease and Desist Order (CDO). The LEO and CDO went into effect after the 60-day Presidential review period expired. The LEO and CDO are currently in effect. Apple’s appeal to the Federal Circuit is pending, and oral arguments were held on July 7, 2025. On January 30, 2023, the PTO denied institution of IPR proceedings for the Company’s pulse oximeter patents that the ITC ruled were infringed. With respect to the other patents asserted at the ITC, the PTO denied institution of IPR proceedings for one patent and instituted IPR proceedings for two patents in January and February 2023. In the IPR proceedings, one or more of the challenged claims were found valid, while others were found invalid. Appeals for the two IPRs are pending. On January 12, 2024, the U.S. Customs and Border Protection Exclusion Order Enforcement Branch issued a ruling letter allowing importation of certain Apple Watches with the blood oxygen feature disabled.
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
On August 22, 2023, a putative class action complaint was filed by Sergio Vazquez against the Company and members of its management alleging violations of the federal securities laws (Securities Class Action). On November 14, 2023, the Court appointed Boston Retirement System, Central Pennsylvania Teamsters Pension Fund-Defined Benefit Plan, and Central Pennsylvania Teamsters Pension Fund-Retirement Income Plan 1987 as lead plaintiffs. The lead plaintiffs filed an amended complaint on February 12, 2024. The amended complaint alleges that the Company and members of its management, from May 4, 2022 through August 8, 2023, disseminated materially false and misleading statements and/or concealed material adverse facts relating to the performance of its healthcare business and the success of the Company’s legacy Sound United business. The Company moved to dismiss the amended complaint on April 29, 2024. On November 5, 2024, the Court granted the motion in part, allowing the surviving claims to proceed to discovery. The parties engaged in a mediation on May 28, 2025. On July 11, 2025, the parties informed the Court that they have reached a settlement in principle. Plaintiffs have informed the Court that they intend to file their motion for preliminary approval of the proposed class settlement on or before August 14, 2025.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On May 16, 2024, a purported stockholder of the Company, Dianne Himmelberger, filed a similar derivative action in the U.S. District Court for the Southern District of California (collectively, Derivative Actions). On July 22, 2024, the Court consolidated the Derivative Actions and stayed them until the motion to dismiss the Securities Class Action has been (i) denied in whole or in part, and no amended complaint is subsequently filed; or (ii) granted with prejudice, and any appeals pertaining to the motion to dismiss have concluded, or the time for seeking appellate review has passed with no further action from the Securities Class Action parties. On March 14, 2025, the Court lifted the stay. On May 16, 2025, Plaintiffs filed an Amended Compliant and on July 11, 2025, the Court entered an order for Defendants to respond to the Amended Complaint by September 16, 2025.
In addition to the Derivative Actions, the Company has received two shareholder requests under Delaware law demanding, among other things, that the Company take certain actions in response to alleged breaches of fiduciary duty relating to the same matters at issue in the Securities Class Action and the Derivative Actions. One of the shareholder demands was subsequently withdrawn. The Company’s board of directors has formed a review committee, consisting of Mr. Jellison and Ms. Lane, to consider and assess the remaining demand.
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
Additionally, on September 19, 2024, Mr. Kiani filed a claim in California Superior Court relating to his Amended Employment Agreement seeking, among other things, a declaration that he had validly terminated his employment for “Good Reason”, and that he was entitled to certain benefits provided in the Amended Employment Agreement upon a termination for Good Reason, including the Special Payment. On October 31, 2024, Mr. Kiani filed an amended complaint, bringing additional claims for, among other things, breach of contract and violations of the California Labor Code.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On February 28, 2025, Mr. Kiani notified the Company and the Board that he intends to file claims against them under the California Private Attorney General Act based on the Company’s alleged failure to pay Mr. Kiani certain wages upon termination in purported violation of his Amended Employment Agreement, seeking damages in excess of $100 million. Mr. Kiani has since moved for leave to file an amended complaint to assert his Private Attorneys General Act claims against the Company, as well as additional breach of contract claims, claims under Section 216 of the Labor Code, and claims under California’s Unfair Competition Law, Bus. & Prof. Code § 17200 et seq. On May 22, 2025, Mr. Kiani filed a second lawsuit in the Superior Court of Orange County, California against individual Board Members (Mr. Koffey, Ms. Brennan, Ms. Solomon, Mr. Jellison, Ms. Lane, and Mr. Scannell) asserting claims for violations of Cal. Labor Code §§ 203, 558.1 and Cal. Bus. & Prof. Code § 17200 (Unfair Competition Law) arising from the Company’s alleged failure to timely pay him severance and certain wages purportedly owed under his Employment Agreement. The Orange County Superior Court deemed this case “related” to Mr. Kiani’s action against the Company and assigned the two cases to the same judge.
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
On May 26, 2025, Willow Laboratories, a Nevada corporation (Willow) founded by Mr. Kiani and of which he currently serves as Executive Chairman, filed an arbitration demand against the Company alleging that the Company breached the Cross-Licensing Agreement described in Note 3, “Related Party Transactions”. Willow seeks money damages of at least $2.75 million, specific performance, and a declaration that Willow does not have any obligation to reimburse the Company for past royalty overpayments. The Company is evaluating the claims, and believes it has good and substantial defenses to them, as well as substantial counterclaims, but there is no guarantee that the Company will be successful in these efforts.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

25. Segment and Enterprise Reporting
The Company’s reportable segments are determined based upon the Company’s organizational structure and the way in which the Company’s Chief Operating Decision Maker (CODM), the Company’s CEO, makes operating decisions, assesses financial performance, and allocates resources. As of June 28, 2025, the Company operates under two reportable segments, the healthcare and non-healthcare consumer audio businesses. However, as a result of the non-healthcare consumer audio business being classified as held-for-sale, it has been excluded from the segment and enterprise reporting herein for all periods presented. The Company’s CODM uses segment gross profit, as presented in the Company’ CODM reports, as the primary measure of segment profitability. The significant segment expenses help the Company to better understand operating results. Segment information presented herein reflects the impact of these changes for all periods presented.
Selected information for the healthcare segment is presented below for each of the three and six months ended June 28, 2025 and June 29, 2024:

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues by segment:
Healthcare	$370.3	$343.9	$741.3	$683.5
Other(1)	0.6	—	1.6	—
Total revenue by segment	$370.9	$343.9	$742.9	$683.5

Cost of goods sold by segment:
Healthcare	$137.5	$129.0	$274.5	$257.2
Other(1)	0.1	7.6	1.1	12.4
Total costs of goods sold by segment	$137.6	$136.6	$275.6	$269.6

Gross profit by segment:
Healthcare
Segment gross profit	$232.8	$214.9	$466.9	$426.3
Acquired asset amortization(1)(2)	(0.3)	(0.5)	(0.6)	(1.0)
Business transition and related costs(1)(3)	0.8	(6.8)	1.1	(7.1)
Acquisitions, integrations, divestitures, and related costs(1)(4)	—	(0.1)	—	(0.1)
Other(1)	—	(0.2)	(0.1)	(4.2)
Total gross profit by segment	$233.3	$207.3	$467.3	$413.9
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
(4)     Acquisitions, integrations, divestitures, and related costs are a non-GAAP financial measure. These transactions represent gains, losses, and other related costs associated with acquisitions, integrations, investments, divestitures, assets impairments, and in-process research and development.
For the three months ended June 28, 2025, and June 29, 2024, total depreciation and amortization expense for the healthcare segment was $8.4 million and $10.5 million, respectively. For the six months ended June 28, 2025, and June 29, 2024, total depreciation and amortization expense for the healthcare segment was $17.0 million and $20.4 million, respectively.

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
Recent Developments
Sale of Non-Healthcare Business
On May 6, 2025, we announced that we entered into a definitive agreement with HARMAN International, a wholly-owned subsidiary of Samsung Electronics Co., Ltd., to sell our non-healthcare business for an aggregate purchase price of $350 million in cash, subject to certain adjustments. The transaction is subject to the satisfaction or waiver of certain conditions, and is expected to close by the end of 2025 subject to receiving required regulatory approvals.
Cybersecurity Incident
On April 27, 2025, we identified unauthorized activity on our on-premise network. Upon detection, we activated incident response protocols and implemented containment measures, including proactively isolating impacted systems. We promptly commenced an investigation to assess, mitigate, and remediate the incident with the assistance of third-party cybersecurity professionals. We also notified law enforcement.
As a result of the incident, certain of our manufacturing facilities and our customer order acceptance processes were temporarily operating at less than normal capacity, which had an impact on our ability to process, fulfill, and ship customer orders timely. We worked diligently to bring the affected portions of its network back online, restore normal business operations and mitigate the impact of the incident.
As of May 27, 2025, our manufacturing operations were running at near full capacity, and our critical order taking, distribution and shipping systems are fully operational. We continued to optimize these systems to ensure that any delayed orders were being processed in a timely manner.
As of June 28, 2025, all our manufacturing operations have returned to normal operations. For the three months ended June 28, 2025, we incurred approximately $4.5 million, in selling, general and administrative expenses, net, related to the cybersecurity incident, which included an insurance reimbursement of approximately $1.0 million.
Discontinued Operations
Our results for all periods presented, as discussed in Management’s Discussion and Analysis, are presented on a continuing operations basis. Results related to our non-healthcare consumer audio business are reported as discontinued operations for all periods presented. See Note 18, “Discontinued Operations” to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to discontinued operations.

Recent Tax Law Changes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact of the OBBBA on our consolidated financial statements.
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
Economic Trends and Developments Effecting Our Business
Economic Trends
The healthcare market we operate in is highly competitive, dynamic, and experienced a number of headwinds in 2024 and continuing into the first quarter of 2025, including but not limited to supply chain volatility, inflationary pressures, interest rates volatility, rising energy costs, recessionary trends, foreign currency fluctuations and tariffs. All of these have affected the global economic environment, along with the healthcare facility spending trends and consumer spending behaviors which ultimately affect our performance. While we experienced volatility in our healthcare business, we continue to be optimistic about our long-term growth and prospects.
During the fourth quarter of 2024, we implemented a strategic realignment initiative to refocus on profitability, maximizing our return on invested capital, in an effort to drive stronger returns for our stockholders going into 2025.
Tariffs
During the first quarter of 2025, the U.S. government imposed a series of tariffs on many products imported into the U.S. from China, Canada and Mexico. Since that time the U.S. government has increased some of those tariffs and postponed others. It has threatened to levy additional tariffs on some countries and new tariffs on additional countries, including those of the European Union, Asia and South America. Many of the countries on which those tariffs have been levied have imposed their own retaliatory tariffs or threatened to impose tariffs on goods they import from the U.S.

The Company’s production footprint includes operations in the U.S., Mexico and Malaysia. Currently, certain raw materials are imported from China, and certain subassemblies are imported from Malaysia and Mexico. These tariff costs are expected to reflect their impact in the costs of raw materials and subassemblies used in production, as well as costs we may incur on finished goods shipped to our customers. We are actively working to mitigate the operating profit impact of these tariffs with adjustments to our supply chain and manufacturing, as well as a significant amount of administrative effort to qualify our products for exemptions, including those under United States-Mexico-Canada Agreement. We are also pursuing longer-term mitigation measures to further reduce our tariff exposure, including the vertical integration of sensors made in the U.S., and evaluating alternative suppliers for raw materials and cables currently sourced from China.
To the extent we are unable to offset the cost from the tariffs, or the tariffs negatively impact demand, our revenue and profitability could be adversely impacted. If additional tariffs come into effect or are adopted, we could incur additional tariff costs that could be material to our revenue and profitability, effecting our financial results.
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
On-Going Russian-Ukraine Conflict, Israel-Palestine-Iran War
We continue to monitor the uncertainty from conflicts and wars in Russia, the Ukraine, Israel and Iran, with respect to on-going business in such regions, and are continuing to support existing patient populations while remaining compliant with all applicable U.S. and EU sanctions and regulations, where applicable. While none of Russia, the Ukraine or Israel constitute a material portion of our business, a significant escalation or expansion of economic disruption or the current scope of the conflicts in either geographic region, including the Middle East, could have an impact on our business. In the interim, order acceptance for Russia has been halted. For the six months ended June 28, 2025 and June 29, 2024, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.
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

	Three Months Ended (in million, except percentages)				Six Months Ended (in million, except percentages)
	June 28, 2025	Percentage of Revenue	June 29, 2024	Percentage of Revenue	June 28, 2025	Percentage of Revenue	June 29, 2024	Percentage of Revenue
Total revenue	$370.9	100.0%	$343.9	100.0%	$742.9	100.0%	$683.5	100.0%
Cost of goods sold	137.6	37.1	136.6	39.7	275.6	37.1	269.6	39.4
Gross profit	233.3	62.9	207.3	60.3	467.3	62.9	413.9	60.6
Operating expenses:
Selling, general and administrative	138.9	37.4	126.3	36.7	258.3	34.8	242.0	35.4
Research and development	29.9	8.1	39.1	11.4	63.8	8.6	76.8	11.2
Litigation settlements	—	—	—	—	2.7	0.4	—	—
Total operating expenses	168.8	45.5	165.4	48.1	324.8	43.8	318.8	46.6
Operating income	64.5	17.4	41.9	12.2	142.5	19.1	95.1	14.0
Non-operating loss	(9.1)	(2.5)	(11.1)	(3.2)	(18.8)	(2.5)	(22.7)	(3.3)
Income from continuing operations before provision for income taxes	55.4	14.8	30.8	9.0	123.7	16.6	72.4	10.7
Provision for income taxes	10.5	2.8	6.0	1.7	31.6	4.3	15.5	2.3
Income from continuing operations, net of tax	44.9	12.0	24.8	7.2	92.1	12.3	56.9	8.4
Income (loss) from discontinued operations, net of tax	6.4	1.7	(8.8)	(2.6)	(211.5)	(28.5)	(22.0)	(3.2)
Net income (loss)	$51.3	13.8%	$16.0	4.6%	$(119.4)	(16.2)%	$34.9	5.2%
Comparison of the Three Months ended June 28, 2025 to the Three Months ended June 29, 2024
Revenue. Revenue is comprised of hospital products and services.

Revenue (in millions, except percentage)
Three Months Ended June 28, 2025	Percentage of Net Revenues	Three Months Ended June 29, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$370.9	100.0%	$343.9	100.0%	$27.0	7.9%
Revenue for the three months ended June 28, 2025 increased $27.0 million, or 7.9%, compared to the three months ended June 29, 2024, driven primarily by increased consumable sales, which was offset by lower capital sales. However, revenues were favorably impacted by approximately $0.8 million of foreign exchange rate movements from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels increased $22.8 million, or 7.2%, to $338.5 million for the three months ended June 28, 2025 compared to $315.7 million for the three months ended June 29, 2024. Revenues from our OEM channel increased $4.2 million, or 14.9%, to $32.4 million for the three months ended June 28, 2025 as compared to $28.2 million for the three months ended June 29, 2024.
During the three months ended June 28, 2025, we shipped approximately 63,100 noninvasive technology boards and instruments, compared to approximately 58,600 during the three months ended June 29, 2024.

Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead, tariffs and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the three months ended June 28, 2025 and June 29, 2024 was as follows:

Gross Profit (in millions, except percentages)
Three Months Ended June 28, 2025	Percentage of Net Revenues	Three Months Ended June 29, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$233.3	62.9%	$207.3	60.3%	$26.0	12.5%
Cost of goods sold increased $1.0 million for the three months ended June 28, 2025, compared to the three months ended June 29, 2024, primarily due to increased sales volumes in our healthcare products. Gross profit increased to 62.9% for the three months ended June 28, 2025, compared to 60.3% for the three months ended June 29, 2024, due to operational efficiencies and product cost reductions, partially offset by $1.9 million of incremental tariffs.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising, marketing, promotion costs, licensing fees, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended June 28, 2025 and June 29, 2024 were as follows:

Selling, General and Administrative (in millions, except percentages)
Three Months Ended June 28, 2025	Percentage of Net Revenues	Three Months Ended June 29, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$138.9	37.4%	$126.3	36.7%	$12.6	10.0%
Selling, general and administrative expenses increased $12.6 million, or 10.0%, for the three months ended June 28, 2025, compared to the three months ended June 29, 2024. The increase was primarily attributable to higher legal and professional fees of approximately $6.8 million, higher occupancy, office and other expenses of approximately $2.6 million, and higher compensation and other employee-related costs of approximately $0.4 million, which were offset by lower advertising and marketing-related costs of approximately $1.7 million. Furthermore, the expenses for the three months ended June 28, 2025 increased by approximately $4.5 million related to the cybersecurity incident, which included an insurance reimbursement of approximately $1.0 million.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended June 28, 2025 and June 29, 2024 were as follows:

Research and Development (in millions, except percentages)
Three Months Ended June 28, 2025	Percentage of Net Revenues	Three Months Ended June 29, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$29.9	8.1%	$39.1	11.4%	$(9.2)	(23.5)%
Research and development expenses decreased $9.2 million, or 23.5%, for the three months ended June 28, 2025, compared to the three months ended June 29, 2024. The decrease was primarily attributable to lower compensation and stock-based compensation expense, along with other employee-related costs of approximately $8.2 million, lower project expenses of approximately $1.7 million, and lower amortization expense of approximately $0.2 million, which were offset by higher engineering costs of approximately $1.0 million.

Non-operating loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the three months ended June 28, 2025 and June 29, 2024 was as follows:

Non-operating loss (in millions, except percentages)
Three Months Ended June 28, 2025	Percentage of Net Revenues	Three Months Ended June 29, 2024	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$(9.1)	(2.5)%	$(11.1)	(3.2)%	$2.0	(18.0)%
Non-operating loss was $9.1 million for the three months ended June 28, 2025, as compared to $11.1 million of non-operating loss for the three months ended June 29, 2024. The change in the non-operating loss of approximately $2.0 million was primarily due to interest expense incurred under our various lines of credit and borrowing facilities of approximately $8.2 million and the net realized and unrealized foreign currency denominated transactions of approximately $1.5 million, offset by interest income on cash deposits of approximately $0.6 million.
Provision for Income Taxes. Our provision for income taxes for the three months ended June 28, 2025 and June 29, 2024 was as follows:

Provision for Income Taxes (in millions, except percentages)
Three Months Ended June 28, 2025	Percentage of Net Revenues	Three Months Ended June 29, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$10.5	2.8%	$6.0	1.7%	$4.5	75.0%
For the three months ended June 28, 2025, we recorded a provision for income taxes of approximately $10.5 million, or an effective tax provision rate of 19.0%, as compared to a provision for income taxes of approximately $6.0 million, or an effective tax provision rate of 19.5%, for the three months ended June 29, 2024. The decrease in our income tax rate for the three months ended June 28, 2025 resulted primarily from changes in geographic composition of income and certain non-deductible items, offset by a decrease of approximately $0.4 million of excess tax benefits realized from stock-based compensation compared to the three months ended June 29, 2024.
Income (Loss) from Discontinued Operations, net of tax. The results of our discontinued operations include the operations of the non-healthcare consumer audio business. See Note 18, “Discontinued Operations” to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to these discontinued operations.

Income (Loss) from Discontinued Operations, net of tax (in millions, except percentages)
Three Months Ended June 28, 2025	Percentage of Net Revenues	Three Months Ended June 29, 2024	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$6.4	1.7%	$(8.8)	(2.6)%	$15.2	172.7%
Income from discontinued operations, net of tax was $6.4 million for the three months ended June 28, 2025, as compared to a loss of from discontinued operations, net of tax of $8.8 million for the three months ended June 29, 2024. The change in the income from discontinued operations, net of tax was primarily related to continued momentum in realizing cost efficiencies in the business.
Comparison of the Six Months ended June 28, 2025 to the Six Months ended June 29, 2024
Revenue. Revenue is comprised of hospital products and services.

Revenue (in millions, except percentage)
Six Months Ended June 28, 2025	Percentage of Net Revenues	Six Months Ended June 29, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$742.9	100.0%	$683.5	100.0%	$59.4	8.7%
Revenue for the six months ended June 28, 2025 increased $59.4 million, or 8.7%, compared to the six months ended June 29, 2024, driven primarily by increased capital and consumable sales. However, revenues were unfavorably impacted by approximately $3.3 million of foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.

Revenue generated through our direct and distribution sales channels increased $43.4 million, or 6.9%, to $669.9 million for the six months ended June 28, 2025, compared to $626.5 million for the six months ended June 29, 2024. Revenues from our OEM channel increased $16.0 million, or 28.1%, to $73.0 million for the six months ended June 28, 2025 as compared to $57.0 million for the six months ended June 29, 2024.
During the six months ended June 28, 2025, we shipped approximately 135,300 noninvasive technology boards and instruments, compared to approximately 109,000 during the six months ended June 29, 2024.
Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead, tariffs and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the six months ended June 28, 2025 and June 29, 2024 was as follows:

Gross Profit (in millions, except percentages)
Six Months Ended June 28, 2025	Percentage of Net Revenues	Six Months Ended June 29, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$467.3	62.9%	$413.9	60.6%	$53.4	12.9%
Cost of goods sold increased $6.0 million for the six months ended June 28, 2025 compared to the six months ended June 29, 2024, primarily due to product mix on increased sales volumes. Gross profit increased to 62.9% for the six months ended June 28, 2025, compared to 60.6% for the six months ended June 29, 2024, due to operational efficiencies and product cost reductions, partially offset by $1.9 million of incremental tariffs. Furthermore, the six months ended June 29, 2024 included approximately $3.1 million for certain product recall expenses.
Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 28, 2025 and June 29, 2024 were as follows:

Selling, General and Administrative (in millions, except percentages)
Six Months Ended June 28, 2025	Percentage of Net Revenues	Six Months Ended June 29, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$258.3	34.8%	$242.0	35.4%	$16.3	6.7%
Selling, general and administrative expenses increased $16.3 million, or 6.7%, for the six months ended June 28, 2025, compared to the six months ended June 29, 2024. The increase was primarily attributable to higher legal and professional fees of approximately $17.7 million, higher occupancy, office and other expenses of approximately $3.0 million, which were offset by lower advertising and marketing-related costs of approximately $5.4 million, and lower compensation and other employee-related costs of approximately $3.6 million. Furthermore, the expenses for the six months ended June 28, 2025 were increased by approximately $4.5 million related to the cybersecurity event.
Research and Development. Research and development expenses for the six months ended June 28, 2025 and June 29, 2024 were as follows:

Research and Development (in millions, except percentages)
Six Months Ended June 28, 2025	Percentage of Net Revenues	Six Months Ended June 29, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$63.8	8.6%	$76.8	11.2%	$(13.0)	(16.9)%
Research and development expenses decreased $13.0 million, or 16.9%, for the six months ended June 28, 2025 compared to the six months ended June 29, 2024, primarily due to lower compensation and stock-based compensation expense along with other employee-related costs of approximately $11.0 million, lower project expenses of approximately $3.9 million, and lower amortization expense of approximately $0.3 million, which were partially offset by higher engineering costs of approximately $2.2 million.
Litigation settlements. Litigation settlements consist primarily of litigation related settlements and other legal expenses. Litigation settlements for the six months ended June 28, 2025 and June 29, 2024 were as follows:

Litigation Settlements (in millions, except percentages)
Six Months Ended June 28, 2025	Percentage of Net Revenues	Six Months Ended June 29, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$2.7	0.4%	$—	—%	$2.7	100.0%
Litigation settlements increased $2.7 million for the six months ended June 28, 2025, as compared to zero for the six months ended June 29, 2024, related to litigation settlements in the current period, as these settlements vary in their characteristics and frequency.
Non-operating loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the six months ended June 28, 2025 and June 29, 2024 was as follows:

Non-operating Loss (in millions, except percentages)
Six Months Ended June 28,	Percentage of Net Revenues	Six Months Ended June 29, 2024	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$(18.8)	(2.5)%	$(22.7)	(3.3)%	$3.9	(17.2)%
Non-operating loss was $18.8 million for the six months ended June 28, 2025, compared to $22.7 million of non-operating loss for the six months ended June 29, 2024. This net decrease in the non-operating loss of approximately $3.9 million was primarily due to interest expense incurred under our various lines of credit and borrowing facilities of approximately $16.9 million and the net realized and unrealized foreign currency denominated transactions of approximately $3.9 million, offset by interest income on cash deposits of approximately $2.0 million.
Provision for Income Taxes. Our provision for income taxes for the six months ended June 28, 2025 and June 29, 2024 was as follows:

Provision for Income Taxes (in millions, except percentages)
Six Months Ended June 28,	Percentage of Net Revenues	Six Months Ended June 29, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$31.6	4.3%	$15.5	2.3%	$16.1	103.9%
For the six months ended June 28, 2025, we recorded a provision for income taxes of approximately $31.6 million, or an effective tax rate of 25.5%, as compared to a provision for income taxes of approximately $15.5 million, or an effective tax rate of 21.4%, for the six months ended June 29, 2024. The increase in our income tax rate for the six months ended June 28, 2025 resulted primarily from establishing a valuation allowance against certain state deferred tax assets from the discontinued operations.
Loss from Discontinued Operations, net of tax. The results of our discontinued operations include the operations of the non-healthcare consumer audio business. See Note 18, “Discontinued Operations” to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to these discontinued operations.

Loss from Discontinued Operations, net of tax (in millions, except percentages)
Six Months Ended June 28,	Percentage of Net Revenues	Six Months Ended June 29, 2024	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$(211.5)	(28.5)%	$(22.0)	(3.2)%	$(189.5)	861.4%
Loss from discontinued operations, net of tax was $211.5 million for the six months ended June 28, 2025, as compared to a loss from discontinued operations, net of tax of $22.0 million for the six months ended June 29, 2024. The change in the loss from discontinued operations, net of tax was primarily related to impairment charges of approximately $295.0 million, which were offset by continued momentum in realizing cost efficiencies in the business.

Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our Credit Facility. As of June 28, 2025, we had approximately $677.7 million in working capital, of which approximately $149.6 million was in cash and cash equivalents, as compared to approximately $608.1 million in working capital and approximately $123.6 million in cash and cash equivalents at December 28, 2024. In addition to net working capital, as of June 28, 2025, we had approximately $355.2 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Facility.
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
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of June 28, 2025, we had cash totaling $64.8 million held outside of the U.S., of which approximately $46.7 million was accessible without additional tax cost and approximately $18.1 million was accessible at an incremental estimated tax cost of less than $0.1 million. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
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

Cash Flows
The following table summarizes our cash flows from continuing operations:

	Six Months Ended June 28,
(in millions)	June 28, 2025	June 29, 2024
Net cash provided by (used in):
Operating activities	$99.5	$106.0
Investing activities	10.6	(8.1)
Financing activities	(86.0)	(116.7)
Effect of foreign currency exchange rates on cash	1.9	(9.0)
Increase (decrease) in cash, cash equivalents and restricted cash	$26.0	$(27.8)
Operating Activities. Cash provided by operating activities was approximately $99.5 million for the six months ended June 28, 2025, generated primarily from net income from operations of $92.1 million. Non-cash activity included depreciation and amortization of approximately $17.0 million and stock-based compensation expense of approximately $17.6 million.
Other major changes in operating assets and liabilities included a decrease in accrued compensation, lease receivable, other non-current assets, and deferred costs and other contract assets of approximately $12.0 million, $5.5 million, $5.1 million, and $1.9 million, respectively, primarily due to the timing of payments; an increase in inventories, accounts receivable, other current assets, accrued liabilities, accounts payable, deferred revenue and other contract-related liabilities, and other non-current liabilities of approximately $31.7 million, $10.3 million, $8.8 million, $8.0 million, $2.7 million, $1.9 million, and $1.1 million, respectively, primarily due to inventory build-up and the timing of payments.
For the six months ended June 29, 2024, cash provided by operating activities was approximately $106.0 million, generated primarily from net income from operations of $56.9 million. Non-cash activity included depreciation and amortization of approximately $20.4 million and stock-based benefit of approximately $20.6 million. Other major changes in operating assets and liabilities included a decrease in accounts payable, other current assets, lease receivables, income taxes payable, other non-current liabilities, and other non-current assets of approximately $16.6 million, $11.7 million, $4.9 million, $4.9 million, $1.8 million and $0.5 million, respectively, primarily due to the timing of payments; an increase in accrued liabilities, accrued compensation, accounts receivable, inventories, deferred revenue and other contract-related liabilities, and deferred costs and other contract assets of approximately $15.3 million, $12.8 million, $8.2 million, $4.7 million, $3.7 million, and $1.6 million, respectively, primarily due to the timing of payments and inventory build-up.
Investing Activities. Cash provided in investing activities for the six months ended June 28, 2025 was approximately $10.6 million, consisting primarily of proceeds from the sale of property and equipment of approximately $19.6 million, which were offset by approximately $6.4 million from the purchases of property and equipment and approximately $2.6 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees,
For the six months ended June 29, 2024, cash used in investing activities was approximately $8.1 million, consisting primarily of approximately $9.7 million for purchases of property and equipment, approximately $8.1 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees, and approximately $0.1 million of strategic investments, which were offset by approximately $9.8 million from the sale of property and equipment.
Financing Activities. Cash used in financing activities for the six months ended June 28, 2025 was approximately $86.0 million, consisting primarily of repayment on the line of credit of approximately $116.5 million, repurchases of common stock of approximately $13.7 million.and withholding of shares for employee payroll taxes for vested equity awards of approximately $12.0 million, which were offset by the issuance of common stock related to employee equity awards of approximately $56.2 million.
For the six months ended June 29, 2024, cash used in financing activities was approximately $116.7 million, consisting primarily of repayment on the line of credit of approximately $184.8 million, and withholding of shares for employee payroll taxes for vested equity awards of approximately $5.8 million, which were offset by proceeds from borrowings under the line of credit of approximately $64.0 million and the issuance of common stock related to employee equity awards of approximately $9.9 million.

Capital Resources and Prospective Capital Requirements
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, our Credit Facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures primarily related to investments in infrastructure growth. Possible additional uses of cash may include acquisitions of and/or strategic investments in technologies or technology companies, investments in property, repurchases of common stock under our authorized stock repurchase program and continued legal defense of our intellectual property. However, any repurchases of common stock will be subject to numerous factors, including the availability of our common stock, general market conditions, the trading price of our common stock, availability of capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for infrastructure expansion, any stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these strategic investment requirements and potential expenditures, we anticipate that our existing cash and cash equivalents, amounts available under our Credit Facility and cash provided by operations, taken together, provide adequate resources to fund on-going operating and capital expenditures, working capital requirements, and other operational funding needs for the next 12 months. We may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through debt financing, as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required. For additional information related to our Credit Facility, see Note 15, “Debt”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
There have been no material changes to any of our critical accounting policies during the six months ended June 28, 2025.
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

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of June 28, 2025, the carrying value of our cash equivalents approximated fair value. We manage our risk associated with interest rates fluctuations related to interest expenses under our Credit Facility by engaging in hedging activities. Since July 2022, we entered into various interest rate swap contracts to hedge our exposure to changes in cash flows associated with our outstanding debt with variable interest rates. The interest rate swap contracts have maturities averaging five years or less. See Note 17, “Derivative Instruments and Hedging Activities”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. A hypothetical 100 basis point change in interest rates would increase or decrease our interest expense by approximately $0.2 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the quarter ended June 28, 2025.
We sponsor multiple defined benefit pension plans covering certain international employees. The aggregate fair value of the plans’ investments was $24.1 million as of June 28, 2025. The plans’ assets may be subject to market risk, interest rate risk, and credit risk, which may affect the value of the plans’ assets and the funding of the plans.
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
We do not use derivatives or financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of June 28, 2025 would have resulted in an estimated reduction of $19.4 million in reported pre-tax income for the six months ended June 28, 2025. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.

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
During the three months ended June 28, 2025, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On May 6, 2025, we disclosed that we had identified unauthorized activity on our on-premise network. Upon detection, we activated our incident response protocols and implemented containment measures, including proactively isolating impacted systems.
We promptly commenced an investigation and began working to assess, mitigate, and remediate the incident with the assistance of third-party cybersecurity professionals. As a result of the incident,, certain of our manufacturing facilities were operating at less than normal levels, and our ability to process, fulfill, and ship customer orders timely was temporarily impacted.
During the disruptions caused by the cyberattack, we deployed additional interim controls in response to taking certain systems offline during the period to maintain our internal controls over financial reporting.
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
A significant amount of our material components and sub-assemblies are sourced or manufactured from Mexico, China and Malaysia and other regions outside of the United States. Recently, the U.S. government implemented substantial changes to U.S. trade policies, including increased tariffs and changes to multilateral trade agreements. Additionally, the President of the United States has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. U.S. trade policy continues to evolve in this regard. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. These changes could prevent or make it difficult or more expensive for us to obtain the materials or components needed for new products, which could affect our sales. Tariff increases could negatively impact our costs and/or require us to increase our prices, which likely would decrease customer demand for our products. Retaliatory tariff and trade measures imposed by other countries could affect our ability to export products and therefore adversely affect our sales. Any significant changes in current U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect upon our results of operations.
Changes to regulatory, funding, staffing, trade, and other policies and actions by the U.S. government could adversely affect our business operations.
Domestic and international policy shifts may introduce considerable uncertainty to the macroeconomic and regulatory landscape in which we operate. Some of our customers include the U.S. government, companies and hospitals that rely on government funding and reimbursements, and patients that rely on Medicare/Medicaid for reimbursement of medical coverages and procedures.
Since January 2025, the current U.S. administration has enacted and proposed substantial policy changes that affect federal health agencies, public health priorities, and international trade. These measures — ranging from staffing and budget reductions at the U.S. Food and Drug Administration (“FDA”) to sweeping tariff actions — may significantly disrupt the medical device ecosystem in which we operate.
In 2025, the FDA laid off approximately 3,500 employees, representing approximately 19% of its workforce at the beginning of the year. Such workforce reductions at the FDA have raised some concerns regarding the agency’s capacity to perform timely regulatory reviews and approvals of medical devices. Recent and/or potential further reductions in workforce or other personnel changes at the FDA, including terminations, may disrupt the agency’s review and approval processes, potentially impacting our ability to timely and effectively release new products in our product pipeline portfolio, disrupt research and development of new products and commercial viability, all of which could adversely impact our operating and financial results.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. Included in the bill was an estimated $1 trillion in cuts to Medicaid spending, implemented through Medicaid work requirements, patient cost-sharing, and a phase down of Medicaid provider taxes and state-directed payments. Such reductions in Medicaid spending could result in reductions in hospital revenues resulting from reduced patient reimbursements for the use of our sensors, adversely impacting sensor utilization, order patterns, all of which could adversely impact our operating and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases and Withholdings of Equity Securities
During the quarter ended June 28, 2025, we effected stock repurchases pursuant to our stock repurchase program. In addition, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of restricted share units by withholding a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the tax withholding obligations from the shares of our common stock being issued in connection with such award. Shares repurchased by us or withheld to satisfy tax withholding obligations during each fiscal month of the quarter ended June 28, 2025 were as follows:

Period	Total Number of Shares Purchased or Withheld		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
March 30, 2025 to April 26, 2025	—		—		—	5,000,000
April 27, 2025 to May 24, 2025	—		—		—	5,000,000
May 25, 2025 to June 28, 2025	79,696	(2)	$171.41	(2)	79,696	4,920,304
Total	79,696		$171.41		79,696	4,920,304	(2)
______________
(1)    In June 2022, our Board approved a new stock repurchase program, authorizing us to purchase up to 5.0 million shares of our common stock on or before December 31, 2027 (2022 Repurchase Program) The 2022 Repurchase Program became effective in July 2022 and can be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.
(2)     Comprised solely of shares of our common stock withheld from employees to satisfy tax withholding obligations. Average price paid price share represents fair market value of our common stock on the date of withholding.

Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended June 28, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

10.2#*	Offer letter, by and between Masimo Corporation and Lisa Hellmann, dated March 24, 2025.
10.3#*	Offer letter, by and between Masimo Corporation and Tim Benner, dated April 25, 2025.
10.4
Stock Purchase Agreement, dated May 6, 2025, by and between Masimo Corporation and Harman International Industries, Incorporated, (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

31.1*	Certification of Catherine Szyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of Catherine Szyman, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the inline XBRL document)
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 28, 2025 and December 28, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2025 and June 29, 2024, respectively, (iii) Condensed Consolidated Statements of Comprehensive for the three and six months ended June 28, 2025 and June 29, 2024, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2025 and June 29, 2024, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: August 5, 2025	By:	/s/ CATHERINE SZYMAN
Catherine Szyman
Chief Executive Officer

Date: August 5, 2025	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer