Form 10-Q
period 2025-09-27
MASIMO CORP
filed 2025-11-04
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class					Number of Shares Outstanding as of September 27, 2025
Common stock, $0.001 par value					53,713,949

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 27, 2025

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except par values)

	September 27, 2025	December 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$312.3	$123.6
Trade accounts receivable, net of allowance for credit losses of $4.5 million and $3.5 million at September 27, 2025 and December 28, 2024, respectively	281.6	268.9
Related party receivables - (Note 3)	7.6	14.3
Assets held-for-sale - (Note 8)	—	17.4
Inventories	338.6	294.8
Other current assets	107.3	103.4
Other current assets, held-for-sale - (Note 18)	0.9	403.4
Total current assets	1,048.3	1,225.8
Lease receivable, non-current	48.5	58.7
Deferred costs and other contract assets	58.5	61.0
Property and equipment, net	345.3	337.0
Intangibles assets, net	56.7	61.6
Goodwill	100.8	96.7
Deferred tax assets	119.3	118.4
Other non-current assets	38.7	51.3
Other non-current assets, held-for-sale - (Note 18)	1.4	615.2
Total assets	$1,817.5	$2,625.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$117.9	$129.0
Accrued compensation	69.7	78.7
Deferred revenue and other contract liabilities, current	68.4	76.9
Other current liabilities	112.4	115.4
Other current liabilities, held-for-sale - (Note 18)	1.3	217.7
Total current liabilities	369.7	617.7
Long-term debt	559.1	714.3
Deferred tax liabilities	—	0.2
Other non-current liabilities	78.6	70.9
Other non-current liabilities, held-for-sale - (Note 18)	0.1	170.7
Total liabilities	1,007.5	1,573.8
Commitments and contingencies - (Note 24)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100.0 million shares authorized; 53.1 million and 53.6 million shares issued and outstanding at September 27, 2025 and December 28, 2024, respectively	0.1	0.1
Treasury stock, 20.9 million and 19.5 million shares at September 27, 2025 and December 28, 2024, respectively	(1,367.6)	(1,169.2)
Additional paid-in capital	919.8	838.3
Accumulated other comprehensive loss	(13.4)	(108.2)
Retained earnings	1,271.1	1,490.9
Total stockholders’ equity	810.0	1,051.9
Total liabilities and stockholders’ equity	$1,817.5	$2,625.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue:
Revenue - (excluding related party revenue)	$343.1	$316.1	$1,028.4	$943.9
Related party revenue - (Note 3)	28.4	27.2	86.0	82.9
Total revenue	371.5	343.3	1,114.4	1,026.8
Cost of goods sold	140.9	131.2	416.5	400.8
Gross profit	230.6	212.1	697.9	626.0
Operating expenses:
Selling, general and administrative	116.4	136.6	374.7	378.5
Research and development	30.5	37.3	94.3	114.2
Litigation settlements	0.1	—	2.8	—
Total operating expenses	147.0	173.9	471.8	492.7
Operating income	83.6	38.2	226.1	133.3
Non-operating loss	(8.7)	(9.0)	(27.5)	(31.7)
Income from continuing operations before provision for income taxes	74.9	29.2	198.6	101.6
Provision for income taxes	21.2	4.9	52.8	20.4
Net income from continuing operations, net of tax	53.7	24.3	145.8	81.2
Net (loss) from discontinued operations, net of tax - (Note 18)	(154.1)	(14.5)	(365.6)	(36.5)
Net (loss) income	$(100.4)	$9.8	$(219.8)	$44.7

Net income (loss) per share:
Basic income per share - continuing operations	$0.99	$0.46	$2.70	$1.53
Basic (loss) per share - discontinued operations	(2.85)	(0.27)	(6.76)	(0.69)
Basic (loss) income per share	$(1.86)	$0.19	$(4.06)	$0.84

Diluted income per share - continuing operations	$0.99	$0.45	$2.67	$1.50
Diluted (loss) per share - discontinued operations	(2.83)	(0.27)	(6.68)	(0.67)
Diluted (loss) income per share	$(1.84)	$0.18	$(4.01)	$0.83

Weighted-average shares used in per share calculations:
Basic	54.0	53.4	54.1	53.2
Diluted	54.4	54.3	54.7	54.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net (loss) income	$(100.4)	$9.8	$(219.8)	$44.7
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain from foreign currency translation adjustments	(8.5)	78.1	54.5	15.0
Reclass of unrealized foreign currency translation losses upon disposition of discontinued operations	44.5	—	44.5	—
Net change in retirement obligations	—	—	—	0.7
Unrealized (loss) on cash flow hedges	(0.4)	(11.3)	(4.2)	(7.0)
Total comprehensive (loss) income	$(64.8)	$76.6	$(125.0)	$53.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions)
	Three and Nine Months Ended September 27, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 28, 2024	53.6	$0.1	19.5	$(1,169.2)	$838.3	$(108.2)	$1,490.9	$1,051.9
Stock options exercised	0.5	—	—	—	43.8	—	—	43.8
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(11.3)	—	—	(11.3)
Stock-based compensation	—	—	—	—	10.6	—	—	10.6
Net (loss)	—	—	—	—	—	—	(170.7)	(170.7)
Foreign currency translation adjustment	—	—	—	—	—	24.8	—	24.8
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(2.7)	—	(2.7)
Balance at March 29, 2025	54.2	0.1	19.5	(1,169.2)	881.4	(86.1)	1,320.2	946.4
Stock options exercised	0.2	—	—	—	12.4	—	—	12.4
Shares paid for tax withholding	—	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation	—	—	—	—	10.0	—	—	10.0
Repurchases of common stock	(0.1)	—	0.1	(13.7)	—	—	—	(13.7)
Net income	—	—	—	—	—	—	51.3	51.3
Foreign currency translation adjustment	—	—	—	—	—	38.2	—	38.2
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(1.1)	—	(1.1)
Balance at June 28, 2025	54.3	0.1	19.6	(1,182.9)	903.1	(49.0)	1,371.5	1,042.8
Stock options exercised	0.1	—	—	—	10.5	—	—	10.5
Shares paid for tax withholding	—	—	—	—	(1.6)	—	—	(1.6)
Stock-based compensation	—	—	—	—	7.8	—	—	7.8
Repurchases of common stock	(1.3)	—	1.3	(184.7)	—	—	—	(184.7)
Net (loss)	—	—	—	—	—	—	(100.4)	(100.4)
Foreign currency translation adjustment	—	—	—	—	—	(8.5)	—	(8.5)
Reclass of unrealized foreign currency translation losses upon disposition of discontinued operations	—	—	—	—	—	44.5	—	44.5
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(0.4)	—	(0.4)
Balance at September 27, 2025	53.1	$0.1	20.9	$(1,367.6)	$919.8	$(13.4)	$1,271.1	$810.0

	Three and Nine Months Ended September 28, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 30, 2023	52.8	$0.1	19.5	$(1,169.2)	$783.4	$(45.3)	$1,795.8	$1,364.8
Stock options exercised	0.2	—	—	—	7.2	—	—	7.2
Restricted/Performance stock units vested	0.1	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	—	(5.3)	—	—	(5.3)
Stock-based compensation	—	—	—	—	9.6	—	—	9.6
Net income	—	—	—	—	—	—	18.9	18.9
Foreign currency translation adjustment	—	—	—	—	—	(35.6)	—	(35.6)
Change in pension benefits	—	—	—	—	—	0.7	—	0.7
Unrealized gain on cash flow hedge	—	—	—	—	—	4.9	—	4.9
Balance at March 30, 2024	53.1	0.1	19.5	(1,169.2)	794.9	(75.3)	1,814.7	1,365.2
Stock options exercised	0.1	—	—	—	2.7	—	—	2.7
Shares paid for tax withholding	—	—	—	—	(0.5)	—	—	(0.5)
Stock-based compensation	—	—	—	—	13.5	—	—	13.5
Net income	—	—	—	—	—	—	16.0	16.0
Foreign currency translation adjustment	—	—	—	—	—	(27.5)	—	(27.5)
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(0.6)	—	(0.6)
Balance at June 29, 2024	53.2	0.1	19.5	(1,169.2)	810.6	(103.4)	1,830.7	1,368.8
Stock options exercised	0.3	—	—	—	11.5	—	—	11.5
Shares paid for tax withholding	—	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation	—	—	—	—	6.5	—	—	6.5
Net income	—	—	—	—	—	—	9.8	9.8
Foreign currency translation adjustment	—	—	—	—	—	78.1	—	78.1
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(11.3)	—	(11.3)
Balance at September 28, 2024	53.5	$0.1	19.5	$(1,169.2)	$828.4	$(36.6)	$1,840.5	$1,463.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net (loss) income	$(219.8)	$44.7
Loss from discontinued operations, net of tax	(365.6)	(36.5)
Net income from continuing operations	145.8	81.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25.2	30.7
Stock-based compensation expense	26.9	25.5
Loss (gain) on disposal of equipment, intangibles and other assets	6.3	(1.3)
Provision for credit losses	2.7	1.1
Provision for deferred income taxes	5.9	—
Amortization of debt issuance cost	2.3	1.4
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(18.2)	(33.3)
(Increase) decrease in related party receivable	6.7	(3.5)
(Increase) decrease in inventories	(62.7)	(1.6)
(Increase) decrease in other current assets	7.0	(4.0)
(Increase) decrease in lease receivable, net	10.3	7.1
(Increase) decrease in deferred costs and other contract assets	2.6	(2.3)
(Increase) decrease in other non-current assets	2.4	0.4
Increase (decrease) in accounts payable	(13.6)	(2.7)
Increase (decrease) in accrued compensation	(1.8)	17.0
Increase (decrease) in accrued liabilities	1.7	15.9
Increase (decrease) in income tax payable	5.1	(4.9)
Increase (decrease) in deferred revenue and other contract-related liabilities	(0.7)	9.3
Increase (decrease) in other non-current liabilities	3.0	(0.5)
Net cash provided by (used in) operating activities from continuing operations	156.9	135.5
Net cash provided by (used in) operating activities from discontinued operations	0.4	10.4
Net cash provided by (used in) operating activities	157.3	145.9
Cash flows from investing activities:
Purchases of property and equipment	(12.3)	(14.9)
Proceeds from sale of property and equipment	19.6	13.5
Increase in intangible assets	(3.8)	(12.2)
Other strategic investing activities	1.8	(0.1)
Net cash provided by (used in) investing activities from continuing operations	5.3	(13.7)
Net cash provided by (used in) investing activities from discontinued operations	278.5	(21.0)
Net cash provided by (used in) investing activities	283.8	(34.7)
Cash flows from financing activities:
Borrowings under line of credit	344.0	64.0
Repayments on line of credit	(516.5)	(206.0)
Proceeds from issuance of common stock	59.6	21.4
Payroll tax withholdings on behalf of employees for vested equity awards	(13.6)	(6.0)
Repurchases of common stock	(177.0)	—
Net cash provided by (used in) financing activities from continuing operations	(303.5)	(126.6)

Net cash provided by (used in) financing activities from discontinued operations	(2.6)	7.5
Net cash provided by (used in) financing activities	(306.1)	(119.1)
Effect of foreign currency exchange rates on cash	(1.0)	3.4
Net increase in cash, cash equivalents and restricted cash	134.0	(4.5)
Cash, cash equivalents and restricted cash at beginning of period	181.4	168.2
Cash, cash equivalents and restricted cash at end of period	$315.4	$163.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of the Company
Masimo Corporation (the “Company”) is a global medical technology company that develops and produces a wide array of industry-leading monitoring technologies, including innovative measurements, sensors, and patient monitors. Powered by the Masimo Hospital Automation™ and Masimo SafetyNet® platforms, Masimo connectivity, automation, and telehealth and telemonitoring solutions are improving and automating care delivery both in the hospital and beyond. As of September 27, 2025, the Company operates one reportable segment: healthcare.
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
The Company’s former non-healthcare consumer business incorporated audio and home integration technologies, which were primarily sold or licensed direct-to-consumers, or through authorized retailers and wholesalers.
As of December 28, 2024, the non-healthcare consumer business remained part of the Company’s continuing operations, but was being evaluated for divestiture. Subsequent to year end, the sales evaluation process continued to progress in early 2025, and as of March 29, 2025, the non-healthcare consumer business was classified as held-for-sale, and reported as discontinued operations. On May 6, 2025, the Company announced that it entered into a definitive agreement to sell Viper Holdings Corporation, a Delaware corporation which previously owned and operated the Company’s non-healthcare business (together with its subsidiaries, “Sound United”) to Harman International Industries, Incorporated, a wholly-owned subsidiary of Samsung Electronics., Ltd. On September 23, 2025, the Company completed the sale of Sound United. For additional information with respect to the non-healthcare consumer business separation, discontinued operations of this business and sale, see Note 18, “Discontinued Operations”.
The terms “the Company” and “Masimo” refer to Masimo Corporation and, where applicable, its consolidated subsidiaries.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 28, 2024 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (fiscal year 2024), filed with the SEC on February 25, 2025. The results for the three months and nine months ended September 27, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending January 3, 2026 (fiscal year 2025) or for any other interim period or for any future year.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Reclassifications
Certain amounts for the current and comparative periods in the accompanying condensed consolidated financial statements have been reclassified to conform to the discontinued operations presentation, including certain balance sheets, statements of operations, statements of comprehensive (loss) income, statements of stockholders’ equity, and statements of cash flows in the consolidated financial statements for the year ended December 28, 2024, see Note 18, “Discontinued Operations”.
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
Assets Held-For-Sale and Discontinued Operations
In the third quarter of 2024, the Company announced that its board of directors (the “Board”) remained committed to the previously announced review of alternatives for both the Company’s consumer audio and consumer healthcare businesses, and that the Board had engaged Centerview Partners and Morgan Stanley as financial advisors and Sullivan & Cromwell as a legal advisor. As of December 28, 2024, the non-healthcare business remained part of the Company’s continuing operations. The sales process progressed in early 2025, and during the first quarter of 2025, the non-healthcare business was classified as held-for-sale and reported in discontinued operations. On May 6, 2025, the Company announced that it entered into a definitive agreement to sell Sound United to Harman International Industries, Incorporated, a wholly-owned subsidiary of Samsung Electronics., Ltd. On September 23, 2025, the Company completed the sale of Sound United.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at September 27, 2025:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$48.1	$48.1	$—	$—
Money market funds	264.2	264.2	—	—
Pension assets	24.3	17.8	6.5	—
Derivative instruments - cash flow hedges(1)	2.1	2.1	—	—
Total assets	$338.7	$332.2	$6.5	$—

Liabilities
Derivative instruments - cash flow hedges	$1.2	$1.2	$—	$—
Pension benefit obligation	29.4	29.4	—	—
Total liabilities	$30.6	$30.6	$—	$—
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at December 28, 2024:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$51.0	$51.0	$—	$—
Money market funds	72.6	72.6	—	—
Pension assets	19.2	14.1	5.1	—
Derivative instruments - cash flow hedges(1)	6.8	6.8	—	—
Equity securities	1.3	1.3	—	—
Derivative instruments - warrants	0.7	0.7	—	—
Total assets	$151.6	$146.5	$5.1	$—

Liabilities
Derivative instruments - cash flow hedges	$0.1	$0.1	$—	$—
Pension benefit obligation	24.6	24.6	—	—
Total liabilities	$24.7	$24.7	$—	$—
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company maintains certain derivative investments whose prices are based on quoted market prices in an active market and are classified within Level 1 of the fair value hierarchy. Equity securities are classified as current, short-term investments, or non-current, recorded in other non-current assets, based on the nature of the securities and their availability for use in current operations. The changes in the fair value of those equity securities are measured at each reporting date and changes in the value of these investments between reporting dates are recorded within non-operating income (loss).
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
Furthermore, the Company did not elect to apply the fair value option to specific assets or liabilities on a contract-by-contract basis. The Company did not have any transfers between Level 2 and Level 3 during the nine months ended September 27, 2025.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist of trade receivables recorded at the time of invoicing of product sales, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on an evaluation of the customer’s financial condition. Collateral is generally not required. The Company records an allowance for credit losses that it does not expect to collect based on relevant information, including historical experience, current conditions, and reasonable and supportable forecasts. Accounts are charged off against the allowance when the Company believes they are uncollectible. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Based on the risk characteristics, the Company has identified U.S. and international customers as separate portfolios, and measures expected credit losses on such receivables using an aging methodology.
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
Intangible Assets
Intangible assets consist primarily of patents, trademarks, software development costs, customer relationships and acquired technology. Costs related to patents and trademarks, which include legal and application fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Patent and trademark amortization commences once final approval of the patent or trademark has been obtained. Patent costs are amortized over the lesser of 10 years or the patent’s remaining legal life, which assumes renewals, and trademark costs are amortized over 17 years, and their associated amortization cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. For intangibles purchased in an asset acquisition or business combination, which mainly include patents, trademarks, customer relationships, acquired and developed technologies and contractual licenses, the useful life is determined largely by valuation estimates of remaining economic life.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment, the Company has the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As of September 27, 2025, the Company has one reporting unit, healthcare. The Company’s qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and Company-specific factors, including: (i) severe adverse industry or economic trends; (ii) significant Company-specific actions; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, or if the Company elects to bypass the qualitative analysis, then the Company performs a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of such reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to such reporting unit. The annual impairment test is performed during the fourth fiscal quarter.
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
The Company reviews finite lived intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell, see Note 18, “Discontinued Operations”, for further details.
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

Table of Content
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
Changes in the product warranty accrual were as follows:

	Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024
Product warranty accrual, beginning of period	$5.5	$3.0
Accrual for warranties issued	0.5	1.7
Changes in pre-existing warranties (including changes in estimates)	1.9	5.4
Settlements made	(2.2)	(4.2)
Product warranty accrual, end of period	$5.7	$5.9
Advertising Costs
Advertising costs include certain advertising and marketing fees, which are expensed as incurred. Advertising costs are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. Advertising costs for the three months ended September 27, 2025 and September 28, 2024 were $1.7 million and $5.3 million, respectively. Advertising costs for the nine months ended September 27, 2025 and September 28, 2024 were $6.1 million and $14.5 million, respectively.
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
Foreign Currency Translation
The Company’s international headquarters is in Switzerland, and its functional currency is the U.S. Dollar. The Company has many other foreign subsidiaries, and the largest transactions in foreign currency translations occur in the Saudi Riyal and European Euro.

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
All derivative financial instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets and are classified as short-term or long-term based on the tenor of the instrument. The Company has elected not to separate a derivative instrument into current and long-term portions. A derivative instrument whose fair value is a net liability is classified as current in total. A derivative instrument whose fair value is a net asset and whose current portion is an asset is classified as non-current in total. For a derivative instrument that meets the criteria to qualify for hedge accounting, the Company marks the fair value of the derivative instrument to market periodically through other comprehensive (loss) income . When the hedged items are recorded to income (loss), the associated deferred gains (losses) of the derivatives in accumulated other comprehensive (loss) income will be reclassified into earnings. Any fluctuation in the fair value of a derivative instrument that does not meet the criteria for hedge accounting is recorded to earnings (expense) in the period it occurs.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Net Income (Loss) Per Share
A computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income from continuing operations, net of tax	$53.7	$24.3	$145.8	$81.2
Net (loss) from discontinued operations, net of tax - (Note 18)	(154.1)	(14.5)	(365.6)	(36.5)
Net (loss) income	$(100.4)	$9.8	$(219.8)	$44.7
Basic net income (loss) per share:
Weighted-average shares outstanding - basic	54.0	53.4	54.1	53.2

Continuing operations per basic share	$0.99	$0.46	$2.70	$1.53
Discontinued operations per basic share	(2.85)	(0.27)	(6.76)	(0.69)
Basic (loss) income per share	$(1.86)	$0.19	$(4.06)	$0.84

Diluted net income (loss) per share:
Weighted-average shares outstanding - basic	54.0	53.4	54.1	53.2
Diluted share equivalents: stock options, RSUs and PSUs	0.4	0.9	0.6	1.1
Weighted-average shares outstanding - diluted	54.4	54.3	54.7	54.3

Continuing operations per diluted share	$0.99	$0.45	$2.67	$1.50
Discontinued operations per diluted share	(2.83)	(0.27)	(6.68)	(0.67)
Net (loss) income per diluted share	$(1.84)	$0.18	$(4.01)	$0.83
Basic net income (loss) per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income (loss) per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For the three months ended September 27, 2025 and September 28, 2024, weighted options to purchase 0.5 million and 1.4 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the nine months ended September 27, 2025 and September 28, 2024, weighted options to purchase 0.6 million and 1.4 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs were considered contingently issuable shares as their vesting was contingent upon the occurrence of certain future events. Since such events have not occurred and were not considered probable of occurring as of each of September 27, 2025 and September 28, 2024, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares.
On October 24, 2024, following an external legal review, the Board adopted resolutions to terminate the employment of Mr. Joe Kiani, our former Chairman and Chief Executive Officer, effective October 24, 2024. In connection with the Board’s determination, the 2.7 million share RSU grant to Mr. Kiani was cancelled and the 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for the year ended December 28, 2024. For additional information with respect to these RSUs, see “Employment and Severance Agreements” in Note 24, “Commitments and Contingencies”.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024
Cash paid during the year for:
Interest expense:
Continuing operations	$24.5	$27.5
Discontinued operations	1.5	1.8
Income taxes:
Continuing operations	$25.5	$34.8
Discontinued operations	8.8	5.3
Operating lease liabilities:
Continuing operations	$8.0	$8.1
Discontinued operations	10.4	10.3

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities:
Continuing operations	$1.0	$10.1
Discontinued operations	0.6	18.4

Non-cash investing activities - continuing operations:
Unpaid purchases of property and equipment	$1.5	$1.2
Unpaid strategic investments	0.1	0.2

Non-cash financing activities - continuing operations:
Unsettled common stock proceeds from option exercises	$7.1	$0.1
Unsettled stock repurchases(1)	(21.4)	—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents:
Continuing operations	$312.3	$117.0
Discontinued operations	0.6	41.5
Restricted cash:
Continuing operations	$2.4	$2.8
Discontinued operations	0.1	2.4
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$315.4	$163.7
______________
(1)    Includes approximately 0.6 million shares of Masimo common stock repurchased, but in transit to the transfer agent as of the last day of the quarter.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Recently Adopted Accounting Pronouncements
There have been no material changes to the accounting policies discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 25, 2025, other than the following updates:
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU No. 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. In January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU No. 2024-03. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this amended standard on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This new standard simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. The Company is currently evaluating the impact of this amended standard on its consolidated financial statements.
3. Related Party Transactions
On October 24, 2024, following an external legal review, the Board adopted resolutions to terminate the employment of Mr. Joe Kiani, our former Chairman and Chief Executive Officer (CEO), effective October 24, 2024. See Note 24, “Commitments and Contingencies”, for further details.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Willow Laboratories, Inc. (Willow), formerly known as Cercacor Laboratories, Inc., is an independent entity that was spun off from the Company to its stockholders in 1998. Mr. Joe Kiani, the Company’s former Chairman and CEO, is also the Executive Chairman and CEO of Willow. Effective as of January 3, 2016, in connection with changes in the capital structure of Willow, the Company determined that Willow was no longer required to be consolidated with the Company for financial reporting purposes. Although the Company believes that Willow continues to be considered a variable interest entity, the Company has determined that it is no longer the primary beneficiary of Willow as it does not have the power to direct the activities of Willow that most significantly impact Willow’s economic performance and has no obligation to absorb Willow’s losses.
The Company is a party to the following agreements with Willow:
•Cross-Licensing Agreement - The Company and Willow are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. Prior to a change in control, which is defined in the Willow Cross-Licensing Agreement to include, among other things, when Mr. Kiani is not the CEO of either company, the Company’s annual minimum royalty obligation was $5.0 million. On October 24, 2024, Mr. Kiani’s employment as the Company’s CEO was terminated. Following Mr. Kiani’s termination, the Company paid Willow (i) a $2.5 million license fee for technology for use in blood glucose monitoring; and (ii) minimum aggregate annual royalties for carbon monoxide, methemoglobin fractional arterial oxygen saturation, hemoglobin and/or glucose measurements in the amount of $15.0 million, plus $2.0 million for an additional parameter. See Note 9, “Intangible Assets, Net”, for further details. As described in Note 24, “Commitments and Contingencies - Litigation”, the Company is in a dispute with Willow regarding the Cross-Licensing Agreement and payments under the Cross-Licensing Agreement. The change in control does not otherwise impact the scope or duration of the license rights.
Aggregate recorded royalty expenses to Willow by the Company under the Cross-Licensing Agreement were $5.5 million and $4.2 million for the three months ended September 27, 2025 and September 28, 2024, respectively. Aggregate recorded royalty expenses to Willow by the Company under the Cross-Licensing Agreement were $16.1 million and $13.2 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.
During the first quarter 2025, pursuant to the terms of the Cross-Licensing Agreement, Willow elected to invoice the Company for the remaining year’s minimum royalty of approximately $12.8 million, which has been paid to Willow in the second quarter 2025. As of September 27, 2025, the unamortized asset balance was $4.3 million.
•Administrative Services Agreement - The Company was a party to an administrative services agreement with Willow (G&A Services Agreement), which governs certain general and administrative services that the Company provided to Willow. Amounts charged by the Company pursuant to the G&A Services Agreement were zero and $0.2 million for each of the three months ended September 27, 2025 and September 28, 2024, respectively. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.1 million and $0.4 million for each of the nine months ended September 27, 2025 and September 28, 2024, respectively. On March 31, 2025, Willow provided the Company with a notice to terminate the Services Agreement under Section 7.2, effective April 30, 2025.
•Lease Agreement - Effective December 2019, the Company entered into a lease agreement with Willow for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Willow Lease). The term of the Willow Lease expired on December 31, 2024, and was not renewed. The Company recognized no lease income for the three and nine months ended September 27, 2025. The Company recognized approximately $0.3 million and $0.9 million of lease income for the three and nine months ended September 28, 2024.
Net amounts accrued and unpaid to Willow at September 27, 2025 and December 28, 2024 were approximately $4.1 million and $4.9 million, respectively. See Note 24, “Commitments and Contingencies”, under the heading of “Willow Cross-Licensing Agreement Provisions” for further details.
The Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation) is a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. Mr. Joe Kiani is the Chairman of the Masimo Foundation. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer served as the Treasurer of the Masimo Foundation and the Company’s former EVP, General Counsel and Corporate Secretary served as the Secretary for the Masimo Foundation. Effective January 9, 2025, the Masimo Foundation Board appointed a new Treasurer and Secretary, and Messrs. McClenahan and Young resigned from their respective roles with the Masimo Foundation.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

During the three and nine months ended September 27, 2025, the Company made no cash contributions to the Masimo Foundation. During the three and nine months ended September 28, 2024, the Company made cash contributions of approximately $1.5 million and $2.5 million to the Masimo Foundation, respectively. During the three and nine months ended September 27, 2025, the Company made no in-kind contributions to the Masimo Foundation. During the three and nine months ended September 28, 2024, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services. The Company halted all payments to the Masimo Foundation as of the end of the third quarter of 2024, and does not intend to make any future contributions to the Masimo Foundation.
Mr. Kiani is also a co-founder, a member of the board of directors and Chief Executive Officer of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. During the second quarter of 2020, the Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising. During each of the three and nine months ended September 28, 2024, the Company incurred no marketing expenses to LMMV under the marketing service agreement. At December 28, 2024, there were no amounts due to LMMV for services rendered. During the fourth quarter of 2024, the Company terminated the marketing services agreement with LMMV. No payment was due in connection with the termination of this agreement.
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
On June 26, 2023, at the Company’s 2023 Annual Meeting of Stockholders, its stockholders voted to elect two directors nominated by Politan Capital Management LP and certain of its affiliates (Politan) to the Company’s Board of Directors (Board). On September 19, 2024, at the Company’s 2024 Annual Meeting of Stockholders, two additional directors nominated by Politan were elected to the Board. As of September 24, 2024, the date of the last reported Schedule 13-D/A filed with the U.S. Securities and Exchange Commission (SEC) by Politan, Politan beneficially owned approximately 8.8% of the outstanding shares of the Company. The Vice Chairman of the Company’s board of directors, Quentin Koffey, also serves as Chief Investment Officer of Politan. For each of the three months and nine months ended September 27, 2025, the Company paid less than $0.1 million to Politan. For the nine months ended September 27, 2025, the Company received a $2.0 million payment from Politan related to legal expenses. There were no related party transactions between Masimo and Politan for the three and nine months ended September 28, 2024.
On September 24, 2024, Michelle Brennan, a member of the Board, was appointed to the role of interim CEO of the Company. On February 12, 2025, Ms. Brennan’s role as interim CEO ceased, and she was appointed Chairman of the Board. Ms. Brennan also sits on the board of directors of Cardinal Health, Inc. (Cardinal). For each of the three months ended September 27, 2025 and September 28, 2024, sales to Cardinal were approximately $28.4 million and $27.2 million, respectively. For each of the nine months ended September 27, 2025 and September 28, 2024, sales to Cardinal were approximately $86.0 million and $82.9 million, respectively.
As of September 27, 2025 and December 28, 2024, amounts owed from Cardinal were approximately $7.6 million and $14.3 million, respectively.
4. Inventories
Inventories consist of the following:

(in millions)	September 27, 2025	December 28, 2024
Raw materials	$143.5	$151.0
Work-in-process	25.0	19.2
Finished goods	170.1	124.6
Total inventories	$338.6	$294.8

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

5. Other Current Assets
Other current assets consist of the following:

(in millions)	September 27, 2025	December 28, 2024
Lease receivable, current	$24.1	$26.6
Prepaid expenses	22.4	19.7
Indirect taxes receivable	22.0	18.5
Contract assets, current	13.5	11.4
Prepaid income taxes	9.1	17.6
Other receivables	7.1	—
Prepaid rebates and royalties, current	4.8	4.6
Restricted cash(1)	2.4	2.7
Other current assets	1.9	2.3
Total other current assets	$107.3	$103.4
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
For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases are included within revenue in the accompanying condensed consolidated statements of operations. For the three months ended September 27, 2025 and September 28, 2024, lease revenue was approximately $10.0 million and $9.0 million, respectively. For the nine months ended September 27, 2025 and September 28, 2024, lease revenue was approximately $30.0 million and $34.0 million, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Lease receivable from sales-type leases consists of the following:

(in millions)	September 27, 2025	December 28, 2024
Lease receivable	$72.7	$85.5
Allowance for credit loss	(0.1)	(0.2)
Lease receivable, net	72.6	85.3
Less: current portion of lease receivable	(24.1)	(26.6)
Lease receivable, non-current	$48.5	$58.7

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of September 27, 2025, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal year	Sales-Type Leases	Operating Leases
2025 (balance of year)	$6.6	$4.9
2026	22.9	18.6
2027	17.2	16.8
2028	11.8	13.9
2029	8.4	12.3
Thereafter	5.7	12.6
Total	$72.6	$79.1
Less: imputed interest(1)	—
Present value of total lease payments	$72.6
______________
(1)     The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	September 27, 2025	December 28, 2024
Deferred commissions	$24.5	$25.0
Unbilled contract receivables	19.8	20.2
Prepaid contract allowances	12.4	14.5
Deferred equipment agreements, net	1.8	1.3
Deferred costs and other contract assets	$58.5	$61.0
For the three months ended September 27, 2025 and September 28, 2024, deferred commission amortization expense was $2.1 million and $1.9 million, respectively. For the nine months ended September 27, 2025 and September 28, 2024, deferred commission amortization expense was $6.3 million and $5.6 million, respectively.
For the year ended December 30, 2023, total deferred costs and other contracts were $57.3 million.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Property and Equipment, net
Property and equipment, net, consists of the following:

(in millions)	September 27, 2025	December 28, 2024
Operating lease assets	$187.6	$148.6
Machinery, equipment, tooling and other	147.3	147.1
Building and building improvements	143.5	143.5
Land	47.7	47.7
Computer equipment and software	41.7	38.7
Leasehold improvements	32.2	31.2
Furniture and office equipment	16.2	15.8
Demonstration units	0.5	0.5
Construction-in-progress (CIP)	30.7	29.0
Total property and equipment	647.4	602.1
Accumulated depreciation	(302.1)	(265.1)
Property and equipment, net	$345.3	$337.0
In October 2024, the Company grounded the corporate aircraft and started exploring disposition strategies. In December 2024, the Company entered into a letter of intent to sell the aircraft, and classified the asset as held-for-sale within the healthcare segment as of December 28, 2024. During the first quarter 2025, the Company completed the sale of the corporate aircraft for $19.5 million.
For the three months ended September 27, 2025 and September 28, 2024, depreciation expense of property and equipment was $6.2 million and $7.6 million, respectively. For the nine months ended September 27, 2025 and September 28, 2024, depreciation expense of property and equipment was $19.1 million and $23.0 million, respectively.
For the three months ended September 27, 2025 and September 28, 2024, equipment leased to customers which was amortized to cost of goods sold was $7.2 million and $5.5 million, respectively. For the nine months ended September 27, 2025 and September 28, 2024, equipment leased to customers which was amortized to cost of goods sold was $20.0 million and $17.8 million, respectively.
As of September 27, 2025 and December 28, 2024, accumulated amortization of equipment leased to customers was $66.2 million and $46.2 million, respectively.
The balance in CIP at September 27, 2025 and December 28, 2024 related primarily to the capitalized implementation costs related to a new enterprise resource planning software system, costs related to facility improvements and the underlying assets for which have not been completed or placed into service.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

9. Intangible Assets, net
Intangible assets, net, consist of the following:

	September 27, 2025			December 28, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$46.0	$(19.3)	$26.7	$44.0	$(17.5)	$26.5
Acquired technologies	28.6	(17.5)	11.1	27.9	(15.8)	12.1
Customer relationships	24.6	(14.2)	10.4	24.6	(13.3)	11.3
Trademarks	13.9	(7.9)	6.0	13.7	(7.2)	6.5
Licenses	2.1	(1.5)	0.6	2.3	(1.2)	1.1
Licenses-related party	7.5	(7.3)	0.2	7.5	(7.1)	0.4
Other	6.6	(4.9)	1.7	8.1	(4.4)	3.7
Total intangible assets subject to amortization, net	$129.3	$(72.6)	$56.7	$128.1	$(66.5)	$61.6
Finite lived intangible assets have a weighted-average amortization period ranging from eleven years to fourteen years. Total amortization expense for the three months ended September 27, 2025 and September 28, 2024 was $1.9 million and $2.6 million, respectively. Total amortization expense for the nine months ended September 27, 2025 and September 28, 2024 was $6.1 million and $7.8 million, respectively.
Total renewal costs capitalized for patents and trademarks for the three months ended September 27, 2025 and September 28, 2024 were $0.3 million and $0.3 million, respectively. Total renewal costs capitalized for patents and trademarks for the nine months ended September 27, 2025 and September 28, 2024 were $0.9 million and $0.9 million, respectively. As of September 27, 2025, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal year	Amount (in millions)
2025 (balance of year)	$1.9
2026	7.6
2027	6.7
2028	5.9
2029	5.5
Thereafter	29.1
Total	$56.7
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

10. Goodwill
Changes in goodwill were as follows:

(in millions)	September 27, 2025
Goodwill, beginning of period	$96.7
Foreign currency translation adjustment	4.1
Goodwill, end of period	$100.8
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
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of September 27, 2025, the weighted-average discount rate used by the Company for all operating leases was approximately 4.0%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance sheet classification	September 27, 2025	December 28, 2024
Lessee ROU assets	Other non-current assets	$25.3	$29.2

Lessee current lease liabilities	Other current liabilities	7.7	9.7
Lessee non-current lease liabilities	Other non-current liabilities	19.4	23.3
Total operating lease liabilities		$27.1	$33.0
As of September 27, 2025 and December 28, 2024, accumulated amortization for lessee ROU assets was $30.4 million and $32.4 million, respectively. The decrease in accumulated amortization at September 27, 2025 was primarily attributable to the expiration of an operating lease, which was not renewed. The weighted-average remaining lease term for the Company’s operating leases was 4.1 years as of September 27, 2025.
As of September 27, 2025, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal year	Amount (in millions)
2025 (balance of year)	$2.2
2026	8.4
2027	6.7
2028	5.6
2029	3.7
Thereafter(1)	2.8
Total	29.4
Imputed interest	(2.3)
Present value	$27.1
______________
(1)     Includes optional renewal period for certain leases.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

During the three months ended September 27, 2025 and September 28, 2024, operating lease costs were approximately $2.1 million and $2.7 million, respectively. During the nine months ended September 27, 2025 and September 28, 2024, operating lease costs were approximately $6.1 million and $7.8 million, respectively.
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	September 27, 2025	December 28, 2024
Lessee ROU assets, net	$25.3	$29.2
Strategic investments	5.9	6.6
Prepaid deposits and other	5.4	6.8
Derivative assets - non-current(1)	1.8	6.2
Equity investments - fair value	—	2.0
Other non-current assets	0.3	0.5
Total non-current assets	$38.7	$51.3
______________
(1)    Excludes accrued interest.
13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities, current consist of the following:

(in millions)	September 27, 2025	December 28, 2024
Deferred revenue	$61.2	$61.9
Accrued rebates and allowances	25.3	23.0
Accrued customer reimbursements	5.1	10.1
Total deferred revenue and other contract liabilities	91.6	95.0
Less: Non-current portion of deferred revenue	(23.2)	(18.1)
Deferred revenue and other contract liabilities, current	$68.4	$76.9
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize revenue. Generally, the Company records deferred revenue when revenue is to be recognized subsequent to invoicing.
Deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements, and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, due to factors such as healthcare facility spending trends, hospital inpatient census and seasonality. As of September 27, 2025, the Company had approximately $1,713.6 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $506.6 million of this amount as revenue within the next twelve months and the remaining balance thereafter.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Changes in deferred revenue for the nine months ended September 27, 2025 and September 28, 2024, were as follows:

(in millions)	Nine Months Ended September 27, 2025	Nine Months Ended September 28, 2024
Deferred revenue, beginning of the period	$61.9	$48.4
Revenue deferred during the period	37.2	25.4
Recognition of revenue deferred in prior periods	(37.9)	(22.1)
Deferred revenue, end of the period	$61.2	$51.7
14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	September 27, 2025	December 28, 2024
Accrued indirect taxes payable	$22.1	$17.9
Accrued stock repurchases	21.4	—
Accrued legal fees	17.3	14.6
Income tax payable	17.3	12.4
Accrued expenses	9.0	24.2
Lessee lease liabilities, current	7.7	9.7
Related party payables	4.2	5.3
Accrued warranty	5.7	5.5
Long-term debt, current	—	15.0
Other current liabilities	7.7	10.8
Total other current liabilities	$112.4	$115.4
15. Debt

(in millions)	September 27, 2025	December 28, 2024
Term loan - current portion	$—	$15.0
Debt, current portion	—	15.0

Term loan - long-term	—	258.3
Revolver - long-term	559.1	456.0
Debt, long-term	559.1	714.3
Total debt	$559.1	$729.3
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
Borrowings under the Credit Facility will be deemed, at the Company’s election, either: (a) an Alternate Base Rate (ABR) Loan, which bears interest at the ABR, plus a spread of 0.000% to 0.750% based upon a Company leverage ratio, or (b) a Term SOFR Loan, which bears interest at the Adjusted Term SOFR Rate (as defined below), plus a spread of 1.000% to 1.750% based upon a Company net leverage ratio. Pursuant to the terms of the Credit Facility, the ABR is equal to the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York effective rate plus 0.50%, and (iii) the one-month Adjusted Term SOFR plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR Rate (as defined in the Credit Facility) for the applicable interest period plus a spread adjustment of 0.10%, 0.15% and 0.25% for the interest periods ending one, three and six months, respectively. At September 27, 2025, the effective interest rate on the Credit Facility was 6.34%.
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
On September 23, 2025, the Company repaid the outstanding balance on the Term Loan of $271.1 million, and recorded a charge of $0.9 million for the outstanding unamortized balance from the debt issuance costs associated with the Term Loan.
As of September 27, 2025, the Company had approximately $140.9 million of available borrowing capacity, (net of approximately $3.1 million of outstanding letters of credit) under the Credit Facility.
The Company was in full compliance with all covenants contained in its debt agreements and Credit Facility at September 27, 2025.
For the three months ended September 27, 2025 and September 28, 2024, the Company incurred total interest expense of $8.8 million and $9.9 million under the Credit Facility, respectively. For the nine months ended September 27, 2025 and September 28, 2024, the Company incurred total interest expense of $25.7 million and $31.8 million under the Credit Facility, respectively.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of September 27, 2025, the aggregate maturities of principal on the Credit Facility for each of the next five years and thereafter are as follows:

Fiscal year	Amount (in millions)
2025 (balance of year)	$—
2026	—
2027	559.1
2028	—
2029	—
Thereafter	—
Total	$559.1
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	September 27, 2025	December 28, 2024
Unrecognized tax benefits	$29.6	$23.7
Deferred revenue, non-current	23.2	18.1
Lessee non-current lease liabilities	19.4	23.3
Projected benefit obligation	5.1	5.4
Other	1.3	0.4
Total other non-current liabilities	$78.6	$70.9
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
17. Derivative Instruments and Hedging Activities
Derivative Instruments - Cash Flow Hedges
The Company’s cash flow hedges are designed to mitigate the risk of exposure to variability in expected future cash flows of recognized assets, liabilities or any unrecognized forecasted transactions. The Company entered into various interest rate swaps that are designated as cash flow hedges on the Company’s outstanding debt. The interest rate swaps reduce the variability of cash flow payments for the Company by converting a portion of its variable interest rate to an average fixed interest rate of 3.12% as of September 27, 2025. All hedging relationships were highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged. The Company used a regression analysis at hedge inception to assess the effectiveness of cash flow hedge and periodically thereafter.
The Company records gains and losses from the changes in the fair value of these instruments as a component of other comprehensive (loss) income. Deferred gains or losses from these designated cash flow hedges are reclassified into earnings in the period that the hedged items affect earnings. The Company does not offset fair value amounts recognized for derivative instruments in its condensed consolidated balance sheets for presentation purposes. The following table summarizes the fair value of the hedging instruments, presented on a gross basis, as of September 27, 2025 and December 28, 2024.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

		Condensed Consolidated Balance Sheets
(in millions)	Balance sheet classification	September 27, 2025	December 28, 2024
Interest rate contracts, inclusive of accrued interest	Other non-current assets	$2.1	$6.8
Interest rate contracts, inclusive of accrued interest	Other non-current liabilities	(1.2)	(0.1)
Total		$0.9	$6.7
The following table summarizes the gains reclassified from accumulated other comprehensive (loss) income to the condensed consolidated statements of operations for the three and nine months ended September 27, 2025 and September 28, 2024, respectively.

Cash flow hedges		Condensed Consolidated Statement of Operations
		Three Months Ended		Nine Months Ended
(in millions)	Location of gains	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest rate contracts	Non-operating gains	$1.3	$3.8	$4.3	$12.2
Total		$1.3	$3.8	$4.3	$12.2
The following tables summarize the changes in accumulated other comprehensive (loss) income related to the hedging instruments for the three and nine months ended September 27, 2025 and September 28, 2024, respectively.

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Beginning balance	$1.1	$13.5	$6.0	$7.8
Amount recognized in other comprehensive (loss) income	0.7	(11.1)	(1.2)	3.0
Amount reclassified into earnings	(1.3)	(3.8)	(4.3)	(12.2)
Ending balance	$0.5	$(1.4)	$0.5	$(1.4)
For each of the three months ended September 27, 2025 and September 28, 2024 the unrealized loss, net of tax was $0.4 million and $11.3 million, respectively. For each of the nine months ended September 28, 2024, the unrealized loss, net of tax was $4.2 million and $7.0 million, respectively.
For each of the three months ended September 27, 2025 and September 28, 2024, the tax benefit related to the cash flow hedges was $0.2 million and $3.6 million, respectively. For each of the nine months ended September 27, 2025 and September 28, 2024, the tax benefit related to the cash flow hedges was $1.3 million and $2.2 million, respectively.
The Company expects to reclassify a net amount of gains of $1.1 million from accumulated other comprehensive (loss) income to non-operating (loss) within the next 12 months.
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
On May 6, 2025, the Company entered into a definitive agreement with Harman International Industries, Incorporated, a wholly-owned subsidiary of Samsung Electronics Co., Ltd., to sell Sound United for an aggregate purchase price of $350 million in cash, subject to certain adjustments. On September 23, 2025, the Company completed the sale and received net cash of approximately $328 million, pending final customary adjustments.
Interest expense from specifically identifiable debt associated with the non-healthcare business has been included in discontinued operations. No interest expense from the healthcare business was allocated to discontinued operations. As a result of the separation of the non-healthcare business, the Company incurred $0.4 million and $0.6 million in direct costs during each of the three months ended September 27, 2025 and September 28, 2024, and $1.5 million and $1.8 million in direct costs during each of the nine months ended September 27, 2025 and September 28, 2024, respectively, which are reflected in earnings from discontinued operations, net of income taxes in the accompanying condensed consolidated statements of operations. These costs primarily relate to professional fees incurred in connection with the separation.
The key components of income from the non-healthcare business discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues	$126.7	$161.3	$414.9	$466.9
Cost of sales	78.2	110.3	264.5	333.2
Intangible assets impairment charges	—	—	44.0	—
Gross profit	48.5	51.0	106.4	133.7
Selling, general and administrative expenses	32.9	48.0	108.0	143.6
Research and development expenses	9.2	11.1	26.2	31.0
Intangible assets impairment charges	—	—	251.0	—
Operating income (loss)	6.4	(8.1)	(278.8)	(40.9)
Loss on disposition	(111.0)	—	(111.0)	—
Reclass of unrealized foreign currency translation losses upon disposition of discontinued operations	(44.5)	—	(44.5)	—
Other non-operating income (loss)	2.3	(9.5)	(4.3)	(4.3)
Loss from discontinued operations, before income taxes	(146.8)	(17.6)	(438.6)	(45.2)
Provision (benefit) for income taxes	7.3	(3.1)	(73.0)	(8.7)
Loss from discontinued operations, net of income taxes	$(154.1)	$(14.5)	$(365.6)	$(36.5)

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Assets and liabilities of the discontinued operations of the non-healthcare business classified as held-for-sale in the condensed consolidated balance sheets as of September 27, 2025 and December 28, 2024 consist of the following:

(in millions)	September 27, 2025	December 28, 2024
Cash and cash equivalents	$0.6	$54.0
Trade receivable, net of credit allowances	—	143.3
Inventories, net	0.2	164.4
Other current assets	0.1	41.7
Total current assets, held-for-sale	0.9	403.4
Property and equipment, net	—	44.6
Intangible assets, net	1.3	496.6
Deferred tax assets	—	25.2
Other non-current assets	0.1	48.8
Total non-current assets, held-for-sale	1.4	615.2
Total assets held-for-sale - discontinued operations	$2.3	$1,018.6
Accounts payable	$—	$123.8
Accrued compensation	0.7	4.9
Deferred revenue and other contract liabilities, current	—	18.6
Other current liabilities	0.6	70.4
Total current liabilities, held-for-sale	1.3	217.7
Long-term debt	—	13.6
Deferred tax liabilities	—	99.9
Other non-current liabilities	0.1	57.2
Total non-current liabilities, held-for-sale	0.1	170.7
Total liabilities held-for-sale - discontinued operations	$1.4	$388.4
During the first quarter of 2025, the Company determined the non-healthcare business was classified as held-for-sale and was accordingly measured at the lower of its carrying amount or fair value less cost to sell in accordance with ASC 360: Impairment Testing: Long-lived Assets Classified as Held and Used (ASC 360); furthermore, the carrying amount of any assets not covered by ASC 360 included in this disposal group is adjusted in accordance with other applicable GAAP before measuring the fair value less cost to sell of the disposal group. All initial or subsequent adjustments to the carrying amount of a component as a result of such measurement is classified in discontinued operations. During the first quarter 2025, the Company recorded intangible asset write-downs of approximately $44.0 million within cost of sales, and approximately $251.0 million within operating expenses.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

19. Equity
Stock Repurchase Program
In June 2022, the Board approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and Chief Financial Officer (CFO) through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. Approximately 1.3 million shares were repurchased pursuant to the 2022 Repurchase Program during the three months ended September 27, 2025. Approximately 1.4 million shares were repurchased pursuant to the 2022 Repurchase Program during the nine months ended September 27, 2025. As of September 27, 2025, approximately 3.6 million shares remained available for repurchase pursuant to the 2022 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Share repurchased(1)	1.3	—	1.4	—
Average cost per share	$145.68	$—	$147.21	$—
Value of shares repurchased	$184.2	$—	$197.9	$—
______________
(1)    Excludes shares withheld from the shares of its common stock actually issued in connection with the vesting of PSU or RSU awards to satisfy certain U.S. federal and state tax withholding obligations.
20. Stock-Based Compensation
Total stock-based compensation expense for the three months ended September 27, 2025 and September 28, 2024 was $9.3 million and $5.0 million, respectively. Total stock-based compensation expense for the nine months ended September 27, 2025 and September 28, 2024 was $26.9 million and $25.6 million, respectively. The stock-based compensation expense amounts for each of the three and nine months ended September 27, 2025 and September 28, 2024 reflect adjustments for the expected life-to-date achievement of certain PSUs. The Company reassesses the expected achievement of such PSU awards based upon the achievement of certain pre-established multi-year performance criteria approved by the Board at the date of grant.
As of September 27, 2025, an aggregate of 5.3 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.7 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Nine Months Ended September 27, 2025
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period(1)	1.6	$110.53
Granted(2)	0.1	163.34
Canceled(3)	(0.2)	182.99
Exercised	(0.8)	88.25
Options outstanding, end of period	0.7	$118.41
Options exercisable, end of period	0.7	$113.70
______________
(1)    The Company recorded $(0.1) million and $0.1 million of stock option (benefit) expense for discontinued operations for each of the three months ended September 27, 2025 and September 28, 2024. The Company recorded less than $0.1 million and $0.2 million of stock option expense for discontinued operations for each of the nine months ended September 27, 2025 and September 28, 2024.
(2)     No stock options were granted for discontinued operations for the three and nine months ended September 27, 2025.
(3)    On September 23, 2025, in connection with the completion of the sale of Sound United, all outstanding unvested stock options held by employees of the sold business were cancelled.
Total stock option expense (benefit) for the three months ended September 27, 2025 and September 28, 2024 was $0.4 million and $(0.2) million, respectively. Total stock option expense for the nine months ended September 27, 2025 and September 28, 2024 was $1.0 million and $3.8 million, respectively. As of September 27, 2025, the Company had $4.0 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 3.5 years.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Nine Months Ended September 27, 2025
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period(1)	0.6	$135.99
Granted(2)	0.3	165.83
Canceled(3)	(0.2)	151.08
Vested	(0.1)	157.49
RSUs outstanding, end of period	0.6	$142.87
___________________________
(1)     The Company recorded $0.3 million and $1.1 million of RSU related expense for discontinued operations for each of the three months ended September 27, 2025 and September 28, 2024. The Company recorded $2.6 million and $3.2 million of RSU related expense for discontinued operations for each of the nine months ended September 27, 2025 and September 28, 2024.
(2)     No RSUs were granted for discontinued operations for the three and nine months ended September 27, 2025.
(3)    On September 23, 2025, in connection with the completion of the sale of Sound United, all outstanding unvested RSUs held by employees of the sold business were cancelled.
Total RSU expense for the three months ended September 27, 2025 and September 28, 2024 was $7.9 million and $7.1 million, respectively. Total RSU expense for the nine months ended September 27, 2025 and September 28, 2024 was $25.1 million and $20.4 million, respectively. As of September 27, 2025, the Company had $75.0 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.1 years.
As previously mentioned in Note 2, “Summary of Significant Accounting Policies” under the heading “Net Income Per Share”, 2.7 million shares related to certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain events. As of September 27, 2025, such events were deemed to have not occurred. See Note 24, “Commitments and Contingencies” for additional details.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Nine Months Ended September 27, 2025
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period(1)	0.1	$172.50
Granted(2)(3)	0.1	179.90
Canceled(4)	(0.1)	171.56
PSUs outstanding, end of period	0.1	$179.86
______________
(1)    The Company recorded $(1.7) million and $0.3 million of PSU (benefit) expense for discontinued operations for each of the three months ended September 27, 2025 and September 28, 2024. The Company recorded $(1.1) million and $0.6 million of PSU (benefit) expense for discontinued operations for each of the nine months ended September 27, 2025 and September 28, 2024.
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
(3)    No PSUs were granted for discontinued operations for the three and nine months ended September 27, 2025.
(4)    On September 23, 2025, in connection with the completion of the sale of Sound United, all outstanding unvested PSUs held by employees of the sold business were cancelled.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
During the nine months ended September 27, 2025, the Company awarded 90,397 PSUs that will vest three years from the award date, based on the achievement of certain pre-established multi-year performance criteria approved by the Board. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes is recorded in the period in which the changes occur. If earned, the PSUs granted will vest upon achievement of the performance criteria, which include a relative total shareholder return (TSR) modifier, in the year following the evaluation and confirmation of the performance achievement criteria. The Company’s TSR modifier estimate is based on Masimo’s TSR performance over a 3-year period as a percentile ranking relative to the constituents of the S&P Healthcare Equipment Select Index. for the performance period beginning on March 11, 2025 and ending on January 1, 2028. The number of shares that may be earned can range from 0% to 200% of the target amount. The fair value of market-based RSUs is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of performance-based PSUs is determined using the closing price of the Company’s common stock on the grant date. Based on management’s estimate of the number of units expected to vest, total PSU expense (benefit) for the three months ended September 27, 2025 and September 28, 2024 was $1.0 million and $(1.9) million, respectively. The total PSU expense for the nine months ended September 27, 2025 and September 28, 2024 was $0.8 million and $1.4 million, respectively. The PSU expense amounts for the three months ended September 27, 2025 relate to adjustments for the expected life-to-date performance of the PSU along with expense related to PSU awards for new executives officers that started or where appointed during the quarter. As of September 27, 2025, the Company had $21.8 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 2.1 years.
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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025 (1)	September 28, 2024	September 27, 2025 (1)	September 28, 2024
Risk-free interest rate	3.9% to 4.0%	—%	3.9% to 4.1%	4.2%
Expected term (in years)	5.8	—	5.8	5.9
Estimated volatility	40.5% to 40.9%	—%	40.5% to 43.1%	42.6%
Expected dividends	—%	—%	—%	—%
Weighted-average fair value of options granted	$68.57 to $69.67	$—	$68.57 to $78.81	$59.60
______________
(1)     Less than 0.1 million of stock options were granted during the three and nine months ended September 27, 2025.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of September 27, 2025 was $27.8 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of September 27, 2025 was $27.6 million.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

21. Employee Benefits
Defined Contribution Plan
In the U.S. the Company sponsors one qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements.
The MRSP matches 100% of a participant’s salary deferral, up to 3% of each participant’s compensation for the pay period, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.7 million and $0.9 million to the MRSP for each of the three months ended September 27, 2025 and September 28, 2024, respectively, all in the form of matching contributions. The Company contributed $2.7 million and $3.0 million to the MRSP for each of the nine months ended September 27, 2025 and September 28, 2024, respectively, all in the form of matching contributions.
In addition, some of the Company’s international subsidiaries also have defined contribution plans to which both the employee and employers are eligible to make contributions. The Company contributed $0.6 million and $0.5 million to these plans for the three months ended September 27, 2025 and September 28, 2024, respectively. The Company contributed $1.7 million and $1.5 million to these plans for the nine months ended September 27, 2025 and September 28, 2024, respectively.
Defined Benefit Plans
The Company sponsors several international noncontributory defined benefit plans. The service cost component for the defined benefit plans are recorded in operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.
The Company’s net periodic defined benefit costs for each of the three and nine months ended September 27, 2025, and September 28, 2024 were immaterial.
22. Non-operating Loss
Non-operating loss consists of the following:

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest income	$0.7	$1.3	$2.6	$3.5
Realized and unrealized foreign currency losses	(0.6)	(0.4)	(4.4)	(3.4)
Interest expense	(8.8)	(9.9)	(25.7)	(31.8)
Total non-operating loss	$(8.7)	$(9.0)	$(27.5)	$(31.7)

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

23. Income Taxes
The Company has provided for income taxes in fiscal year 2025 and 2024 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended September 27, 2025 and September 28, 2024, the Company recorded discrete tax benefits of approximately $0.1 million and $1.6 million, respectively, related to excess tax benefits realized from stock-based compensation. For the nine months ended September 27, 2025 and September 28, 2024, the Company recorded discrete tax benefits of approximately $4.6 million and $4.9 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of September 27, 2025, the liability for income taxes associated with uncertain tax positions was approximately $38.8 million. If fully recognized, approximately $35.7 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not expect the OBBBA to have a material impact on the consolidated financial statements for the year ending January 3, 2025 and will continue to monitor its impacts.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On January 14, 2022, the Company entered into the Second Amendment to the Amended Employment Agreement (Second Amendment) with Mr. Kiani. The Second Amendment provides that the RSUs granted to Mr.. Kiani pursuant to the Amended Employment Agreement will vest in full upon the termination of Mr. Kiani’s employment with the Company or pursuant to Mr. Kiani’s death or disability.
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
On November 13, 2024, the Company entered into an employment agreement with Michelle Brennan (Brennan Agreement), who the Board appointed Interim CEO on September 24, 2024. The Brennan Agreement, effective as of the September 24, 2024 appointment, had a term of six months unless earlier terminated by its terms (Brennan Term).

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
Under the Brennan Agreement, Ms. Brennan was granted an equity award of 8,916 RSUs, which vested upon the appointment of the CEO of the Company, effective February 12, 2025. The RSUs were granted under Company’s 2017 Equity Plan. Ms. Brennan was entitled to participate in all Company employee benefits plans and programs maintained by the Company from time to time, at a level consistent with the benefits provided to other senior executives, subject to the provision of such plans and programs. On February 12, 2025, Ms. Brennan’s term as Interim CEO ended and the Board appointed her to the role of Chairman of the Board.
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
As of September 27, 2025, the Company had three severance plan participation agreements with executive officers. The participation agreements are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008.
Under each of the agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he or she is terminated by the Company without cause or if he or she terminates his or her employment for good reason under certain circumstances. Each executive officer is also required to give the Company six months’ advance notice of his or her resignation under certain circumstances.
Willow Cross-Licensing Agreement Provisions
The Company’s Cross-Licensing Agreement with Willow contains annual minimum aggregate royalty obligations for the use of the rainbow® licensed technology, which is a perpetual global license. On October 24, 2024, Mr. Kiani’s employment as the Company’s CEO was terminated. Following Mr. Kiani’s termination, the Company paid Willow (i) a $2.5 million license fee for technology for use in blood glucose monitoring; and (ii) minimum aggregate annual royalties for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and/or glucose measurements in the amount of $15.0 million, plus $2.0 million for an additional parameter. No additional accruals or payments were made in connection with the termination of Mr. Kiani’s employment under the Willow Cross-Licensing Agreement.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $252.6 million of purchase commitments as of September 27, 2025 that are expected to be purchased within one year, and certain circumstances beyond one year for critical inventory and raw materials. In general, these purchase commitments have been made for inventory related items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better longer term pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of September 27, 2025, the Company had approximately $4.6 million in outstanding unsecured bank guarantees.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of September 27, 2025, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Fee Agreement
On January 1, 2024, the Company entered into a one year alternative fee agreement (Fee Agreement) with respect to certain on-going legal fees and costs charged by a vendor. The Fee Agreement imposed certain limits on a quarterly and annual basis for actual legal fees incurred by the vendor that are payable based on work performed related to litigation matters against Apple (see the heading “Litigation” under Note 24, “Commitments and Contingencies” for further details regarding the Apple matters). The Fee Agreement provided that if the vendor was successful in obtaining a favorable judgment for the Company on any claim or counterclaim after exhaustion or dismissal of any appeals, or upon settlement resulting in monetary consideration to the Company, the vendor would be paid a success fee equal to three times the amount of the excess fees and costs incurred over the annual limit. On June 12, 2025, the Company and the vendor agreed to terminate the Fee Agreement. The Company paid the vendor approximately $2.8 million related to this termination. As of September 27, 2025, no amounts were outstanding in connection with this Fee Agreement.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of September 27, 2025, the Company had $312.3 million of bank balances, of which $4.2 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its healthcare products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential healthcare customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended September 27, 2025 and September 28, 2024, revenue from the sale of the Company’s healthcare products to customers that are members of U.S. GPOs approximated 58.2% and 57.3% of healthcare revenue, respectively. During the nine months ended September 27, 2025 and September 28, 2024, revenue from the sale of the Company’s healthcare products to customers that are members of U.S. GPOs approximated 58.7% and 57.9% of healthcare revenue, respectively.
For the three months ended September 27, 2025 and September 28, 2024, the Company had sales through one just-in-time healthcare distributor that represented 18.4% and 23.8% of healthcare revenue, respectively. For the nine months ended September 27, 2025 and September 28, 2024, the Company had sales through one just-in-time healthcare distributor that represented 18.8% and 20.3% of healthcare revenue, respectively.
As of September 27, 2025, one healthcare customer represented 22.5% of the Company’s healthcare accounts receivable balance. The receivable balance related to such healthcare customer is fully secured by a letter of credit. As of December 28, 2024, two healthcare customers represented 12.2% and 11.9%, respectively, of the Company’s healthcare accounts receivable balance.

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
On June 30, 2021, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Apple for infringement of a number of other patents. The Company filed an amended complaint on July 12, 2021. On August 13, 2021, the ITC issued a Notice of Institution of Investigation on the asserted patents. From June 6, 2022 to June 10, 2022, the ITC conducted an evidentiary hearing. In July and August 2022, Apple filed petitions for IPR of the asserted patents in the PTO. On January 10, 2023, a United States Administrative Law Judge in Washington, D.C. ruled that Apple violated Section 337 of the Tariff Act of 1930 (Section 337), as amended, by importing and selling within the United States certain Apple Watches with light-based pulse oximetry functionality and components, which infringe several claims of the Company’s pulse oximeter patents. On January 24, 2023, the United States Administrative Law Judge further recommended that the ITC issue an exclusion order and a cease and desist order on certain Apple Watches. On October 26, 2023, the ITC issued a Notice of Final Determination finding a violation of Section 337 by Apple. The ITC determined that the appropriate form of relief is a Limited Exclusion Order (LEO) prohibiting the unlicensed entry of infringing wearable electronic devices with light-based pulse oximetry functionality manufactured by or on behalf of Apple, and a Cease and Desist Order (CDO). The LEO and CDO went into effect after the 60-day Presidential review period expired. The LEO and CDO are currently in effect. Apple’s appeal to the Federal Circuit is pending, and oral arguments were held on July 7, 2025. On January 30, 2023, the PTO denied institution of IPR proceedings for the Company’s pulse oximeter patents that the ITC ruled were infringed. With respect to the other patents asserted at the ITC, the PTO denied institution of IPR proceedings for one patent and instituted IPR proceedings for two patents in January and February 2023. In the IPR proceedings, one or more of the challenged claims were found valid, while others were found invalid. Appeals for the two IPRs are pending. On January 12, 2024, the U.S. Customs and Border Protection Exclusion Order Enforcement Branch (Enforcement Branch) issued a ruling letter allowing importation of certain Apple Watches with the blood oxygen feature disabled. On January 7, 2025, the Enforcement Branch issued a second ruling letter declining entry of a second redesigned Apple Watch. On August 1, 2025, following an ex parte proceeding initiated by Apple, the Enforcement Branch issued a ruling letter allowing importation of the second redesigned Apple Watch. On August 20, 2025, the Company initiated an action against Customs and Border Protection and certain government officials (in their official capacity) in the U.S. District Court for the District of Columbia asserting, among other things, a violation of the Administrative Procedures Act in connection with Apple’s ex parte proceeding. On the same day, the Company filed a motion for temporary restraining order and preliminary injunction to prohibit Customs and Border Protection from permitting the importation of the Apple Watches subject to the August 1, 2025 letter ruling. That motion remains pending. On September 8, 2025, the Company filed a request before the ITC seeking clarification or, in the alternative, modification of the LEO to confirm that the LEO covers the Apple Watches being imported pursuant to the August 1, 2025 ruling letter. That request remains pending.

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
On August 22, 2023, a putative class action complaint was filed by Sergio Vazquez against the Company and members of its management alleging violations of the federal securities laws (Securities Class Action). On November 14, 2023, the Court appointed Boston Retirement System, Central Pennsylvania Teamsters Pension Fund-Defined Benefit Plan, and Central Pennsylvania Teamsters Pension Fund-Retirement Income Plan 1987 as lead plaintiffs. The lead plaintiffs filed an amended complaint on February 12, 2024. The amended complaint alleges that the Company and members of its management, from May 4, 2022 through August 8, 2023, disseminated materially false and misleading statements and/or concealed material adverse facts relating to the performance of its healthcare business and the success of the Company’s legacy Sound United business. The Company moved to dismiss the amended complaint on April 29, 2024. On November 5, 2024, the Court granted the motion in part, allowing the surviving claims to proceed to discovery. The parties engaged in a mediation on May 28, 2025. On July 11, 2025, the parties informed the Court that they have reached a settlement in principle. On August 14, 2025, plaintiffs filed a motion for preliminary approval of class action settlement, which is currently pending before the Court.
On May 1, 2024, a purported stockholder of the Company, Linda McClellan, filed a derivative action in the U.S. District Court for the Southern District of California against certain of the Company’s current and former executives and directors, and the Company as nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties owed to the Company by allowing or permitting false or misleading statements to be disseminated regarding the performance of the Company’s healthcare business and the success of the Company’s legacy Sound United business. The complaint also asserts causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act) (15 U.S.C.§ 78j(b)) and Rule 10b-5 promulgated thereunder, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.
On May 16, 2024, a purported stockholder of the Company, Dianne Himmelberger, filed a similar derivative action in the U.S. District Court for the Southern District of California (collectively, Derivative Actions). On July 22, 2024, the Court consolidated the Derivative Actions and stayed them until the motion to dismiss the Securities Class Action has been (i) denied in whole or in part, and no amended complaint is subsequently filed; or (ii) granted with prejudice, and any appeals pertaining to the motion to dismiss have concluded, or the time for seeking appellate review has passed with no further action from the Securities Class Action parties. On March 14, 2025, the Court lifted the stay. On May 16, 2025, Plaintiffs filed an Amended Complaint. Defendants’ deadline to respond to the Amended Complaint is November 17, 2025.
In addition to the Derivative Actions, the Company has received two shareholder requests under Delaware law demanding, among other things, that the Company take certain actions in response to alleged breaches of fiduciary duty relating to the same matters at issue in the Securities Class Action and the Derivative Actions. One of the shareholder demands was subsequently withdrawn. The Company’s board of directors has formed a review committee, currently consisting of Dr. Solomon and Ms. Lane, to consider and assess the remaining demand.

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
Additionally, on September 19, 2024, Mr. Kiani filed a claim in California Superior Court relating to his Amended Employment Agreement seeking, among other things, a declaration that he had validly terminated his employment for “Good Reason”, and that he was entitled to certain benefits provided in the Amended Employment Agreement upon a termination for Good Reason, including the Special Payment. On October 31, 2024, Mr. Kiani filed an amended complaint, bringing additional claims for, among other things, breach of contract and violations of the California Labor Code. On December 12, 2024, the Company filed its answer to the amended complaint, as well as a motion to stay the proceedings. On July 21, 2025, the Court denied the Company’s motion to stay. On September 23, 2025, Mr. Kiani filed a second amended complaint, which does not bring new claims but, among other things, adds allegations that Mr. Kiani was improperly denied the ability to exercise certain stock options. The case is now in discovery.
On May 22, 2025, Mr. Kiani filed a second lawsuit in the Superior Court of Orange County, California against individual Board Members (Mr. Koffey, Ms. Brennan, Dr. Solomon, Mr. Jellison, Ms. Lane, and Mr. Scannell) asserting claims for violations of Cal. Labor Code §§ 203, 558.1 and Cal. Bus. & Prof. Code § 17200 (Unfair Competition Law) arising from the Company’s alleged failure to timely pay him severance and certain wages purportedly owed under his Employment Agreement. The Orange County Superior Court deemed this case “related” to Mr. Kiani’s action against the Company and assigned the two cases to the same judge. On July 2, 2025, Defendants filed their Answer to the Complaint. On July 12, 2025, Defendants filed a motion to stay all proceedings citing, among other things, the ongoing litigation in Delaware and Mr. Kiani’s action against the Company in Orange County Superior Court.
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
On October 25, 2024, the Company commenced litigation in the United States District Court for the Southern District of New York against Mr. Roderick Wong, Naveen Yalamanchi, RTW Investments, LP, RTW Investments GP, LLC, RTW Master Fund, Ltd., RTW Offshore Fund One, Ltd., RTW Onshore Fund One, LP, RTW Innovation Master Fund, Ltd., RTW Innovation Offshore Fund, Ltd., RTW Innovation Onshore Fund, LP, and RTW Fund Group GP, LLC (together, the RTW Defendants) and Mr. Kiani, seeking disgorgement of short-swing profits pursuant to Section 16(b) of the Exchange Act (the RTW Litigation). The Company filed an amended complaint in the RTW Litigation on December 30, 2024. The defendants filed motions to dismiss the RTW Litigation on January 23, 2025. On April 3, 2025, the Court issued an order granting the defendant’s motion to transfer the RTW Litigation to the United States District Court for the Central District of California. On August 5, 2025, the Company voluntarily dismissed its sole claim against Mr. Kiani without prejudice and, on August 6, 2025, the Court granted the Parties’ joint stipulation to voluntarily dismiss Plaintiff’s Section 13(d) claim against the RTW Defendants, leaving only the Section 16(b) claim. On August 18, 2025, the Court denied in full the RTW Defendants’ motion to dismiss. The RTW Defendants filed their Answer to the amended complaint on September 3, 2025. In the RTW Litigation, the Company alleges that the defendants formed a stockholder group under Section 13(d) of the Exchange Act holding 10% or more of the Company’s common stock and engaged in short-swing trading between May and September 2024 as a part of an empty voting scheme to manipulate the vote in Mr. Kiani’s favor for the Company’s 2024 Annual Meeting of Stockholders. The Company believes the total amount of RTW’s disgorgeable profits could be substantial. The case has now proceeded to discovery.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

25. Segment and Enterprise Reporting
The Company’s reportable segments are determined based upon the Company’s organizational structure and the way in which the Company’s Chief Operating Decision Maker (CODM), the Company’s CEO, makes operating decisions, assesses financial performance, and allocates resources. As of September 27, 2025, the Company operates under one reportable segment, the healthcare business. Earlier this year, the non-healthcare consumer audio business was classified as held-for-sale, and as a result was excluded from the segment and enterprise reporting herein for all periods presented. On September 23, 2025, the Company completed the sale of its non-healthcare business.
The Company’s CODM uses segment gross profit, as presented in the Company’ CODM reports, as the primary measure of segment profitability. The significant segment expenses help the Company to better understand operating results. Segment information presented herein reflects the impact of these changes for all periods presented.
Selected information for the healthcare segment is presented below for each of the three and nine months ended September 27, 2025 and September 28, 2024:

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues:
Healthcare	$371.2	$343.3	$1,112.5	$1,026.8
Other(1)	0.3	—	1.9	—
Total revenues	$371.5	$343.3	$1,114.4	$1,026.8

Cost of goods:
Healthcare	$140.4	$127.3	$414.9	$384.5
Other(1)	0.5	3.9	1.6	16.3
Total costs of goods sold	$140.9	$131.2	$416.5	$400.8

Gross profit:
Segment gross profit	$230.8	$215.9	$697.7	$642.2
Acquired asset amortization(1)(2)	(0.3)	(0.5)	(0.9)	(1.5)
Business transition and related costs(1)(3)	0.1	(5.2)	1.2	(12.3)
Acquisitions, integrations, divestitures, and related costs(1)(4)	—	—	—	(0.1)
Other(1)	—	1.9	(0.1)	(2.3)
Total gross profit	$230.6	$212.1	$697.9	$626.0
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
(3)     Business transition and related costs is a non-GAAP financial measure. These transactions represent gains, losses, and other related costs associated with business transition plans. These items may include but are not limited to severance, relocation, consulting, leasehold exit costs, asset impairment, and other related costs to rationalize our operational footprint and optimize business results.
(4)     Acquisitions, integrations, divestitures, and related costs are a non-GAAP financial measure. These transactions represent gains, losses, and other related costs associated with acquisitions, integrations, investments, divestitures, assets impairments, and in-process research and development.
For the three months ended September 27, 2025, and September 28, 2024, total depreciation and amortization expense for the healthcare segment was $8.1 million and $10.2 million, respectively. For the nine months ended September 27, 2025, and September 28, 2024, total depreciation and amortization expense for the healthcare segment was $25.2 million and $30.8 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; matters relating to future board and management leadership; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements related to our ability to complete the proposed sale of our non-healthcare business on the timeline anticipated, or at all, and the effect of the announcement, pendency and completion of the sale on our ability to maintain relationships with third parties, and the other risks and uncertainties related to the sale that may affect future results; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, which we filed with the SEC on February 25, 2025. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
Recent Developments
Sale of Non-Healthcare Business
On May 6, 2025, the Company announced that it entered into a definitive agreement to sell Viper Holdings Corporation, a Delaware corporation which previously owned and operated the Company’s non-healthcare business (together with its subsidiaries, “Sound United”) to Harman International Industries, Incorporated, a wholly-owned subsidiary of Samsung Electronics., Ltd. On September 23, 2025, the Company completed the sale of Sound United.
Discontinued Operations
Our results for all periods presented, as discussed further in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented on a continuing operations basis. Results related to our non-healthcare consumer audio business are reported as discontinued operations for all periods presented. See Note 18, “Discontinued Operations” to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to discontinued operations.
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
As of June 28, 2025, all our manufacturing operations have returned to normal operations. For the nine months ended September 27, 2025, we incurred approximately $5.5 million, in selling, general and administrative expenses, related to the cybersecurity incident, offset by an insurance reimbursement of approximately $4.3 million.

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
Executive Overview
We are a global medical technology company that develops and produces a wide array of industry-leading monitoring technologies, including innovative measurements, sensors, and patient monitors. Powered by the Masimo Hospital Automation™ and Masimo SafetyNet® platforms, Masimo connectivity, automation, and telehealth and telemonitoring solutions are improving and automating care delivery both in the hospital and beyond.
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
Economic Trends and Developments Effecting Our Business
Economic Trends
The healthcare market we operate in is highly competitive, dynamic, and experienced a number of headwinds in 2024 which continued into 2025. These included, but were not limited to supply chain volatility, inflationary pressures, interest rates volatility, fluctuations in energy costs, recessionary trends, foreign currency fluctuations, tariffs, political uncertainty and the U.S. government shutdown. All of these have affected the global economic environment, along with the healthcare facility spending trends and consumer spending behaviors which ultimately affect our performance. While we experienced volatility in our healthcare business, we continue to be optimistic about our long-term growth and prospects.
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

The Company’s production footprint includes operations in the U.S., Mexico and Malaysia. Currently, certain raw materials are imported from China, and certain subassemblies are imported from Malaysia and Mexico. These tariff costs are expected to reflect their impact in the costs of raw materials and subassemblies used in production, as well as costs we may incur on finished goods shipped to our customers. We are actively working to mitigate the operating profit impact of these tariffs with adjustments to our supply chain and manufacturing, as well as a significant amount of administrative effort to qualify our products for exemptions, including those under United States-Mexico-Canada Agreement. We are also pursuing longer-term mitigation measures to further reduce our tariff exposure and evaluating alternative suppliers for raw materials and cables currently sourced from China.
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
On-Going Russian-Ukraine Conflict, Israel-Palestine-Iran Conflicts
We continue to monitor the uncertainty and geopolitical instability resulting from the on-going Russia-Ukraine conflict, the Israel-Palestine conflict, and the Israel-Iran conflict, including the involvement of the United States, with respect to on-going business in such regions, and are continuing to support existing patient populations while remaining compliant with all applicable U.S. and EU sanctions and regulations, where applicable. While none of Russia, the Ukraine or Israel constitute a material portion of our business, a significant escalation or expansion of economic disruption or the current scope of the conflicts in either geographic region, including the Middle East, could have an impact on our business. In the interim, order acceptance for Russia has been halted. For the nine months ended September 27, 2025 and September 28, 2024, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.
Transactions with Willow Laboratories, Inc.
Willow Laboratories, Inc. (Willow), formerly known as Cercacor Laboratories, Inc., is an independent entity spun off from us to our stockholders in 1998. Our former Chairman and Chief Executive Officer (CEO), Mr. Joe Kiani, is the Chairman and CEO of Willow. We are a party to a cross-licensing agreement with Willow, which was amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. See Note 3, “Related Party Transactions”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to Willow.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations from continued operations, expressed as U.S. Dollar amounts and as a percentage of revenue from continued operations.

	Three Months Ended (in million, except percentages)				Nine Months Ended (in million, except percentages)
	September 27, 2025	Percentage of Revenue	September 28, 2024	Percentage of Revenue	September 27, 2025	Percentage of Revenue	September 28, 2024	Percentage of Revenue
Total revenue	$371.5	100.0%	$343.3	100.0%	$1,114.4	100.0%	$1,026.8	100.0%
Cost of goods sold	140.9	37.9	131.2	38.2	416.5	37.4	400.8	39.0
Gross profit	230.6	62.1	212.1	61.8	697.9	62.6	626.0	61.0
Operating expenses:
Selling, general and administrative	116.4	31.3	136.6	39.8	374.7	33.6	378.5	36.9
Research and development	30.5	8.2	37.3	10.9	94.3	8.5	114.2	11.1
Litigation settlements	0.1	—	—	—	2.8	0.3	—	—
Total operating expenses	147.0	39.5	173.9	50.7	471.8	42.4	492.7	48.0
Operating income	83.6	22.6	38.2	11.1	226.1	20.2	133.3	13.0
Non-operating loss	(8.7)	(2.3)	(9.0)	(2.6)	(27.5)	(2.5)	(31.7)	(3.1)
Income from continuing operations before provision for income taxes	74.9	20.3	29.2	8.5	198.6	17.7	101.6	9.9
Provision for income taxes	21.2	5.7	4.9	1.4	52.8	4.7	20.4	2.0
Income from continuing operations, net of tax	53.7	14.4	24.3	7.1	145.8	12.9	81.2	7.9
Loss from discontinued operations, net of tax	(154.1)	(41.5)	(14.5)	(4.2)	(365.6)	(32.8)	(36.5)	(3.6)
Net (loss) income	$(100.4)	(27.1)%	$9.8	2.9%	$(219.8)	(19.9)%	$44.7	4.3%
Comparison of the Three Months ended September 27, 2025 to the Three Months ended September 28, 2024
Revenue. Revenue is comprised of hospital products and services.

Revenue (in millions, except percentage)
Three Months Ended September 27, 2025	Percentage of Net Revenues	Three Months Ended September 28, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$371.5	100.0%	$343.3	100.0%	$28.2	8.2%
Revenue for the three months ended September 27, 2025 increased $28.2 million, or 8.2%, compared to the three months ended September 28, 2024, driven primarily by increased capital equipment sales and other revenue. In addition, revenues were favorably impacted by approximately $1.9 million of foreign exchange rate movements from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels increased $19.4 million, or 6.2%, to $330.1 million for the three months ended September 27, 2025 compared to $310.7 million for the three months ended September 28, 2024. Revenues from our OEM channel increased $8.8 million, or 27.0%, to $41.4 million for the three months ended September 27, 2025 as compared to $32.6 million for the three months ended September 28, 2024.
During the three months ended September 27, 2025, we shipped approximately 66,000 noninvasive technology boards and instruments, compared to approximately 60,500 during the three months ended September 28, 2024.

Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead, tariffs and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the three months ended September 27, 2025 and September 28, 2024 was as follows:

Gross Profit (in millions, except percentages)
Three Months Ended September 27, 2025	Percentage of Net Revenues	Three Months Ended September 28, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$230.6	62.1%	$212.1	61.8%	$18.5	8.7%
Cost of goods sold increased $9.7 million for the three months ended September 27, 2025, compared to the three months ended September 28, 2024, primarily due to product mix on increased sales volumes. Gross profit increased to 62.1% for the three months ended September 27, 2025, compared to 61.8% for the three months ended September 28, 2024, due to operational efficiencies and product cost reductions, partially offset by $5.3 million of incremental tariffs.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising, marketing, promotion costs, licensing fees, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended September 27, 2025 and September 28, 2024 were as follows:

Selling, General and Administrative (in millions, except percentages)
Three Months Ended September 27, 2025	Percentage of Net Revenues	Three Months Ended September 28, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$116.4	31.3%	$136.6	39.8%	$(20.2)	(14.8)%
Selling, general and administrative expenses decreased $20.2 million, or 14.8%, for the three months ended September 27, 2025, compared to the three months ended September 28, 2024. The decrease was primarily attributable to lower legal and professional fees of approximately $27.1 million and lower advertising and marketing-related costs of approximately $3.6 million, which were offset by higher occupancy, office and other expenses of approximately $7.9 million, and higher compensation and other employee-related costs of approximately $5.9 million. Furthermore, for the three months ended September 27, 2025, the Company received an insurance reimbursement of approximately $3.3 million related to the cybersecurity incident.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended September 27, 2025 and September 28, 2024 were as follows:

Research and Development (in millions, except percentages)
Three Months Ended September 27, 2025	Percentage of Net Revenues	Three Months Ended September 28, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$30.5	8.2%	$37.3	10.9%	$(6.8)	(18.2)%
Research and development expenses decreased $6.8 million, or 18.2%, for the three months ended September 27, 2025, compared to the three months ended September 28, 2024. The decrease was primarily attributable to lower compensation and stock-based compensation expense along with other employee-related costs of approximately $5.5 million, lower occupancy, office and other expenses of approximately $1.9 million, and lower patent and amortization expense of approximately $0.3 million, which were offset by higher engineering project costs of approximately $0.9 million.
Litigation settlements. Litigation settlements consist primarily of litigation related settlements and other legal expenses. Litigation settlements for the three months ended September 27, 2025 and September 28, 2024 were as follows:

Litigation Settlements (in millions, except percentages)
Three Months Ended September 27, 2025	Percentage of Net Revenues	Three Months Ended September 28, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$0.1	—%	$0.0	—%	$0.1	100.0%

Litigation settlements increased $0.1 million for the three months ended September 27, 2025, as compared to zero for the three months ended September 28, 2024, related to litigation settlements in the current period, as these settlements vary in their characteristics and frequency.
Non-operating loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the three months ended September 27, 2025 and September 28, 2024 was as follows:

Non-operating loss (in millions, except percentages)
Three Months Ended September 27, 2025	Percentage of Net Revenues	Three Months Ended September 28, 2024	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$(8.7)	(2.3)%	$(9.0)	(2.6)%	$0.3	(3.3)%
Non-operating loss was $8.7 million for the three months ended September 27, 2025, as compared to $9.0 million of non-operating loss for the three months ended September 28, 2024. The change in the non-operating loss of approximately $0.3 million was primarily due to interest expense incurred under our various lines of credit and borrowing facilities of approximately $8.8 million, which included a charge of approximately $0.9 million for the outstanding debt amortization costs associated with the Credit Facility payoff, and the net realized and unrealized foreign currency denominated transactions of approximately $0.6 million, offset by interest income on cash deposits of approximately $0.7 million.
Provision for Income Taxes. Our provision for income taxes for the three months ended September 27, 2025 and September 28, 2024 was as follows:

Provision for Income Taxes (in millions, except percentages)
Three Months Ended September 27, 2025	Percentage of Net Revenues	Three Months Ended September 28, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$21.2	5.7%	$4.9	1.4%	$16.3	332.7%
For the three months ended September 27, 2025, we recorded a provision for income taxes of approximately $21.2 million, or an effective tax provision rate of 28.3%, as compared to a provision for income taxes of approximately $4.9 million, or an effective tax provision rate of 16.8%, for the three months ended September 28, 2024. The increase in our income tax rate for the three months ended September 27, 2025 resulted primarily from the decrease of approximately $1.5 million of excess tax benefits realized from stock-based compensation and certain non-deductible items compared to the three months ended September 28, 2024.
Loss from Discontinued Operations, net of tax. The results of our discontinued operations include the operations of the non-healthcare consumer audio business. See Note 18, “Discontinued Operations” to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to these discontinued operations.

Loss from Discontinued Operations, net of tax (in millions, except percentages)
Three Months Ended September 27, 2025	Percentage of Net Revenues	Three Months Ended September 28, 2024	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$(154.1)	(41.5)%	$(14.5)	(4.2)%	$(139.6)	962.8%
Loss from discontinued operations, net of tax was $154.1 million for the three months ended September 27, 2025, as compared to a loss of from discontinued operations, net of tax of $14.5 million for the three months ended September 28, 2024. The change in the loss from discontinued operations, net of tax was primarily related to closing adjustments resulting from the sale of the non-healthcare business.
Comparison of the Nine Months ended September 27, 2025 to the Nine Months ended September 28, 2024
Revenue. Revenue is comprised of hospital products and services.

Revenue (in millions, except percentage)
Nine Months Ended September 27, 2025	Percentage of Net Revenues	Nine Months Ended September 28, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$1,114.4	100.0%	$1,026.8	100.0%	$87.6	8.5%

Revenue for the nine months ended September 27, 2025 increased $87.6 million, or 8.5%, compared to the nine months ended September 28, 2024, driven primarily by increased capital and consumable sales. However, revenues were unfavorably impacted by approximately $1.4 million of foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels increased $62.7 million, or 6.7%, to $1,000.0 million for the nine months ended September 27, 2025, compared to $937.3 million for the nine months ended September 28, 2024. Revenues from our OEM channel increased $24.9 million, or 27.8%, to $114.4 million for the nine months ended September 27, 2025, as compared to $89.5 million for the nine months ended September 28, 2024.
During the nine months ended September 27, 2025, we shipped approximately 201,300 noninvasive technology boards and instruments, compared to approximately 169,500 during the nine months ended September 28, 2024.
Gross Profit. Our gross profit for the nine months ended September 27, 2025 and September 28, 2024 was as follows:

Gross Profit (in millions, except percentages)
Nine Months Ended September 27, 2025	Percentage of Net Revenues	Nine Months Ended September 28, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$697.9	62.6%	$626.0	61.0%	$71.9	11.5%
Cost of goods sold increased $15.7 million for the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024, primarily due to product mix on increased sales volumes. Gross profit increased to 62.6% for the nine months ended September 27, 2025, compared to 61.0% for the nine months ended September 28, 2024, due to operational efficiencies and product cost reductions, partially offset by $7.2 million of incremental tariffs. Furthermore, the nine months ended September 28, 2024 included approximately $3.1 million for certain product recall expenses.
Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 27, 2025 and September 28, 2024 were as follows:

Selling, General and Administrative (in millions, except percentages)
Nine Months Ended September 27, 2025	Percentage of Net Revenues	Nine Months Ended September 28, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$374.7	33.6%	$378.5	36.9%	$(3.8)	(1.0)%
Selling, general and administrative expenses decreased $3.8 million, or 1.0%, for the nine months ended September 27, 2025, compared to the nine months ended September 28, 2024. The decrease was primarily attributable to lower legal and professional fees of approximately $9.2 million and lower advertising and marketing-related costs of approximately $9.0 million, which were offset by higher occupancy, office and other expenses of approximately $10.9 million and higher compensation and other employee-related costs of approximately $2.3 million. Furthermore, the expenses for the nine months ended September 27, 2025, increased by approximately $5.5 million related to the cybersecurity event offset by insurance reimbursement of approximately $4.3 million.
Research and Development. Research and development expenses for the nine months ended September 27, 2025 and September 28, 2024 were as follows:

Research and Development (in millions, except percentages)
Nine Months Ended September 27, 2025	Percentage of Net Revenues	Nine Months Ended September 28, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$94.3	8.5%	$114.2	11.1%	$(19.9)	(17.4)%
Research and development expenses decreased $19.9 million, or 17.4%, for the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024, primarily due to lower compensation and stock-based compensation expense along with other employee-related costs of approximately $16.5 million, lower occupancy, office and other expenses of approximately $5.5 million, lower patent and amortization expense of approximately $0.6 million, and lower legal and professional expenses of approximately $0.3 million, which were partially offset by higher engineering project costs of approximately $3.1 million.
Litigation settlements. Litigation settlements for the nine months ended September 27, 2025 and September 28, 2024 were as follows:

Litigation Settlements (in millions, except percentages)
Nine Months Ended September 27, 2025	Percentage of Net Revenues	Nine Months Ended September 28, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$2.8	0.3%	$—	—%	$2.8	100.0%
Litigation settlements increased $2.8 million for the nine months ended September 27, 2025, as compared to zero for the nine months ended September 28, 2024, related to litigation settlements in the current period, as these settlements vary in their characteristics and frequency.
Non-operating loss. Non-operating loss for the nine months ended September 27, 2025 and September 28, 2024 was as follows:

Non-operating Loss (in millions, except percentages)
Nine Months Ended September 27, 2025	Percentage of Net Revenues	Nine Months Ended September 28, 2024	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$(27.5)	(2.5)%	$(31.7)	(3.1)%	$4.2	(13.2)%
Non-operating loss was $27.5 million for the nine months ended September 27, 2025, compared to $31.7 million of non-operating loss for the nine months ended September 28, 2024. This net decrease in the non-operating loss of approximately $4.2 million was primarily due to interest expense incurred under our various lines of credit and borrowing facilities of approximately $25.7 million, which included a charge of approximately $0.9 million for the outstanding debt amortization costs associated with the Credit Facility payoff, and the net realized and unrealized foreign currency denominated transactions of approximately $4.4 million, offset by interest income on cash deposits of approximately $2.6 million.
Provision for Income Taxes. Our provision for income taxes for the nine months ended September 27, 2025 and September 28, 2024 was as follows:

Provision for Income Taxes (in millions, except percentages)
Nine Months Ended September 27, 2025	Percentage of Net Revenues	Nine Months Ended September 28, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$52.8	4.7%	$20.4	2.0%	$32.4	158.8%
For the nine months ended September 27, 2025, we recorded a provision for income taxes of approximately $52.8 million, or an effective tax rate of 26.6%, as compared to a provision for income taxes of approximately $20.4 million, or an effective tax rate of 20.1%, for the nine months ended September 28, 2024. The increase in our income tax rate for the nine months ended September 27, 2025 resulted primarily from establishing a valuation allowance against certain state deferred tax assets from discontinued operations and certain non-deductible items compared to the nine months ended September 28, 2024.
Loss from Discontinued Operations, net of tax. The results of our discontinued operations include the operations of the non-healthcare consumer audio business. See Note 18, “Discontinued Operations” to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to these discontinued operations.

Loss from Discontinued Operations, net of tax (in millions, except percentages)
Nine Months Ended September 27, 2025	Percentage of Net Revenues	Nine Months Ended September 28, 2024	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$(365.6)	(32.8)%	$(36.5)	(3.6)%	$(329.1)	901.6%
Loss from discontinued operations, net of tax was $365.6 million for the nine months ended September 27, 2025, as compared to a loss from discontinued operations, net of tax of $36.5 million for the nine months ended September 28, 2024. The change in the loss from discontinued operations, net of tax was primarily related to impairment charges of approximately $295.0 million and closing adjustments resulting from the sale of the non-healthcare business.

Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our Credit Facility. As of September 27, 2025, we had approximately $678.6 million in working capital, of which approximately $312.3 million was in cash and cash equivalents, as compared to approximately $608.1 million in working capital and approximately $123.6 million in cash and cash equivalents at December 28, 2024. In addition to net working capital, as of September 27, 2025, we had approximately $140.9 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Facility.
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
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of September 27, 2025, we had cash totaling $42.7 million held outside of the U.S., of which approximately $25.6 million was accessible without additional tax cost and approximately $17.1 million was accessible at an incremental estimated tax cost of less than $0.1 million. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Our cash requirements depend on numerous factors, including, but not limited to, market acceptance of our technologies, our continued ability to commercialize new products and to create or improve our technologies and applications, acquisitions and/or strategic investments in technologies or technology companies, hedging and derivative activities, investments in property and equipment, the renewal of our Credit Facility, the impact of disruptions to the manufacturing industry supply chain for key components, inflation, repurchases of our stock under our authorized stock repurchase program, costs related to our domestic and international regulatory requirements and other long-term commitments and contingencies. For further information regarding our commitment and contingencies, see Note 24 to our accompanying condensed consolidated financial statements included in Part IV, Item 15(a) of this Quarterly Report on Form 10-Q.
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

Cash Flows
The following table summarizes our cash flows from continuing operations:

	Nine Months Ended September 27,
(in millions)	September 27, 2025	September 28, 2024
Net cash provided by (used in):
Operating activities	$156.9	$135.5
Investing activities	5.3	(13.7)
Financing activities	(303.5)	(126.6)
Effect of foreign currency exchange rates on cash	(1.0)	3.4
Increase (decrease) in cash, cash equivalents and restricted cash	$(142.3)	$(1.4)
Operating Activities. Cash provided by operating activities was approximately $156.9 million for the nine months ended September 27, 2025, generated primarily from net income from operations of $145.8 million. Non-cash activity included depreciation and amortization of approximately $25.2 million and stock-based compensation expense of approximately $26.9 million. Other major changes in operating assets and liabilities included a decrease in accounts payable, lease receivable, other current assets, deferred costs and other contract assets, other non-current assets, accrued compensation, and deferred revenue and other contract-related liabilities of approximately $13.6 million, $10.3 million, $7.0 million, $2.6 million, $2.4 million, $1.8 million, and $0.7 million, respectively, primarily due to the timing of payments; an increase in inventories, accounts receivable, income tax payable, other non-current liabilities, and accrued liabilities of approximately $62.7 million, $18.2 million, $5.1 million, $3.0 million, and $1.7 million, respectively, primarily due to inventory build-up and the timing of payments.
For the nine months ended September 28, 2024, cash provided by operating activities was approximately $135.5 million, generated primarily from net income from operations of $81.2 million. Non-cash activity included depreciation and amortization of approximately $30.7 million and stock-based compensation benefit of approximately $25.5 million. Other major changes in operating assets and liabilities included a decrease in lease receivables, income taxes payable, accounts payable, other non-current liabilities, and other non-current assets of approximately $7.1 million, $4.9 million,$2.7 million, $0.5 million, and $0.4 million, respectively, primarily due to the timing of payments; an increase in accounts receivable, accrued compensation, accrued liabilities, deferred revenue and other contract-related liabilities, other current assets, deferred costs and other contract assets, and inventories of approximately $33.3 million, $17.0 million, $15.9 million, $9.3 million, $4.0 million, $2.3 million, and $1.6 million, respectively, primarily due to the timing of payments and inventory build-up.
Investing Activities. Cash provided in investing activities for the nine months ended September 27, 2025 was approximately $5.3 million, consisting primarily of proceeds from the sale of property and equipment of approximately $19.6 million, and sale of strategic investments of approximately $1.8 million, which were offset by approximately $12.3 million from the purchases of property and equipment and approximately $3.8 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees,
For the nine months ended September 28, 2024, cash used in investing activities was approximately $13.7 million, consisting primarily of approximately $14.9 million for purchases of property and equipment, approximately $12.2 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees, and approximately $0.1 million of strategic investments, which were offset by approximately $13.5 million from the sale of property and equipment.
Financing Activities. Cash used in financing activities for the nine months ended September 27, 2025 was approximately $303.5 million, consisting primarily of repayment on the line of credit of approximately $516.5 million, repurchases of common stock of approximately $177.0 million.and withholding of shares for employee payroll taxes for vested equity awards of approximately $13.6 million, which were offset by proceeds from borrowings under the line of credit of approximately $344.0 million and the issuance of common stock related to employee equity awards of approximately $59.6 million.
For the nine months ended September 28, 2024, cash used in financing activities was approximately $126.6 million, consisting primarily of repayment on the line of credit of approximately $206.0 million, and withholding of shares for employee payroll taxes for vested equity awards of approximately $6.0 million, which were offset by proceeds from borrowings under the line of credit of approximately $64.0 million and the issuance of common stock related to employee equity awards of approximately $21.4 million.

Capital Resources and Prospective Capital Requirements
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, our Credit Facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures primarily related to investments in infrastructure growth. Possible additional uses of cash may include acquisitions of and/or strategic investments in technologies or technology companies, investments in property, repurchases of common stock under our authorized stock repurchase program and continued legal defense of our intellectual property. However, any repurchases of common stock will be subject to numerous factors, including the availability of our common stock, general market conditions, the trading price of our common stock, availability of capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, any stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these strategic investment requirements and potential expenditures, we anticipate that our existing cash and cash equivalents, amounts available under our Credit Facility and cash provided by operations, taken together, provide adequate resources to fund on-going operating and capital expenditures, working capital requirements, and other operational funding needs for the next 12 months. We may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through debt financing, as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required. For additional information related to our Credit Facility, see Note 15, “Debt”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
There have been no material changes to any of our critical accounting policies during the nine months ended September 27, 2025.
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

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of September 27, 2025, the carrying value of our cash equivalents approximated fair value. We manage our risk associated with interest rates fluctuations related to interest expenses under our Credit Facility by engaging in hedging activities. Since July 2022, we entered into various interest rate swap contracts to hedge our exposure to changes in cash flows associated with our outstanding debt with variable interest rates. The interest rate swap contracts have maturities averaging five years or less. See Note 17, “Derivative Instruments and Hedging Activities”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. A hypothetical 100 basis point change in interest rates would increase or decrease our interest expense by approximately $0.3 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the quarter ended September 27, 2025, and approximately $0.8 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the nine months ended September 27, 2025.
We sponsor multiple defined benefit pension plans covering certain international employees. The aggregate fair value of the plans’ investments was $24.3 million as of September 27, 2025. The plans’ assets may be subject to market risk, interest rate risk, and credit risk, which may affect the value of the plans’ assets and the funding of the plans.
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
The balance sheets of each of our foreign subsidiaries whose functional currency is not the U.S. Dollar are translated into U.S. Dollars at the rate of exchange at the balance sheet date and the statements of comprehensive (loss) income and cash flows are translated into U.S. Dollars using an approximation of the average monthly exchange rates applicable during the period. Any foreign exchange gain or loss as a result of translating the balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar is included in equity as a component of accumulated other comprehensive (loss) income. Our foreign currency exchange rate exposures are primarily with the Saudi Riyal and Euro. Foreign currency exchange rates may experience significant volatility from one period to the next.
We do not use derivatives or financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of September 27, 2025 would have resulted in an estimated reduction of $28.3 million in reported pre-tax income for the nine months ended September 27, 2025. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.

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
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC regulations, rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.
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
During the three months ended September 27, 2025, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Since January 2025, the current U.S. administration has enacted and proposed substantial policy changes that affect federal health agencies, public health priorities, and international trade. These measures ranging from staffing and budget reductions at the U.S. Food and Drug Administration (“FDA”) to sweeping tariff actions may significantly disrupt the medical device ecosystem in which we operate.
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
Our healthcare business has a concentration of OEM, distributor and direct customers. For example, sales to one just-in-time distributor represented 10% or more of our consolidated revenue for the year ended December 28, 2024, and the nine months ended September 27, 2025. We cannot provide any assurances that we will retain our current customers, international tenders, groups of customers or distributors, that they will maintain their current or forecasted demand for our products, or that we will be able to attract and retain additional customers in the future. Specifically, in October 2025, one of our just-in-time distributors announced that they had entered into a definitive agreement to sell their healthcare services business segment. While we ultimately believe that our distribution agreement will continue to be honored by the new organization, if for any reason we were to lose our ability to sell to a specific group or class of customers or through this distributor, we could experience a significant reduction in revenue or loss of market share, which would have a material adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases and Withholdings of Equity Securities
During the quarter ended September 27, 2025, we effected stock repurchases pursuant to our stock repurchase program. In addition, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of restricted share units by withholding a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the tax withholding obligations from the shares of our common stock being issued in connection with such award. Shares repurchased by us or withheld to satisfy tax withholding obligations during each fiscal month of the quarter ended September 27, 2025 were as follows:

Period	Total Number of Shares Purchased or Withheld		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
June 29, 2025 to July 26, 2025					—	4,920,304
July 27, 2025 to August 23, 2025	665,657		150.23		665,657	4,254,647
August 24, 2025 to September 27, 2025	598,811	(2)	140.64	(2)	598,811	3,655,836
Total	1,264,468		$146.20		1,264,468	3,655,836	(2)
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
(2)     Includes shares of our common stock repurchased under the 2022 Repurchase Program and shares of our common stock withheld from employees to satisfy tax withholding obligations. Average price paid price share represents fair market value of our common stock on the date of repurchase and/or withholding.

Item 5. Other Information
Trading Arrangements
During the nine months ended September 27, 2025, the following trading arrangements were entered into by officers of the Company:

Name and Title of the Director or Officer	The Date on Which the Director or Officer Adopted or Terminated the Trading Arrangement	Duration of the Trading Arrangement (1)	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Trading Arrangement
Omar Ahmed, Chief Technology & Innovation Officer, and EVP, Engineering	August 26, 2025	December 10, 2026	Up to 1,729 shares of Masimo common stock to be sold	(1)(2)
Anand Sampath, EVP, Operations	September 12, 2025	March 12, 2026	Exercise of up to 34,200 options to purchase shares of Masimo common stock, including the underlying shares of Masimo common stock issuable upon exercise of such options	(1)(2)
_______________
(1)    Each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.
(2)    The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5–1(c).

Other than as disclosed above, no directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of
Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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

4.2#+	Masimo Retirement Savings Plan (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).
10.1#*	Offer letter, by and between Masimo Corporation and Omar Ahmed, dated July 3, 2025.
10.2#*	Offer letter, by and between Masimo Corporation and Greg Meehan, dated July 8, 2025.
10.3#*	Offer letter, by and between Masimo Corporation and Charles Dadswell, dated August 11, 2025.
10.4#*	Amended and Restated 2007 Severance Protection Plan Agreement, dated May 23, 2025, by and between the Registrant and Lisa Hellmann.
10.5#*	Masimo Corporation Indemnity Agreement.
21.1*	List of Registrant’s Subsidiaries.
31.1*	Certification of Catherine Szyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1**	Certification of Catherine Szyman, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the inline XBRL document)
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 27, 2025 and December 28, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2025 and September 28, 2024, respectively, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 27, 2025 and September 28, 2024, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2025 and September 28, 2024, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: November 4, 2025	By:	/s/ CATHERINE SZYMAN
Catherine Szyman
Chief Executive Officer

Date: November 4, 2025	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer