Form 10-K
period 2026-01-03
MASIMO CORP
filed 2026-02-27
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026
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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Select Market, was approximately $3.9 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At January 31, 2026, the registrant had 52,192,538 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant’s proxy statement for the registrant’s 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

MASIMO CORPORATION
FISCAL YEAR 2025 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout this Annual Report on Form 10-K. Examples of forward-looking statements include, but are not limited to, any projection or expectation of earnings, revenue or other financial items; the plans, strategies and objectives of management for future operations; organizational impact of executive leadership and board transitions; factors that may affect our operating results, including accounting and tax estimates; our success in pending litigation; new products or services; the demand for our products; our ability to consummate acquisitions and successfully integrate them into our operations; any discussions of potential, expected, planned business divestitures, separations or spinoffs; future capital expenditures; effects of current or future economic conditions or performance; our ability to successfully consummate the proposed merger with Danaher Corporation on the anticipated timeline or at all and the impact of the pendency of the proposed merger on our ability to maintain relationships with customers and other third parties, on management’s attention to the operation of our business and other risks and uncertainties related to the proposed merger that may affect future results; industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “on-going,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which is subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 1A—“Risk Factors” in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

PART I
ITEM 1.     BUSINESS
Overview
We are a global medical technology company that develops and produces a wide array of industry-leading monitoring technologies, including innovative measurements, sensors, and patient monitors. Powered by the Masimo Hospital Automation™ and Masimo SafetyNet® platforms, Masimo connectivity, automation, and telehealth and telemonitoring solutions are improving and automating care delivery in the hospital.
Healthcare
Our healthcare business develops, manufactures and markets a variety of noninvasive patient monitoring technologies, hospital automation® and connectivity solutions, and remote monitoring devices. Our healthcare products and patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. We primarily sell our products to hospitals, emergency medical service providers, home care providers, physician offices, veterinarians, and long-term care facilities through our direct sales force, distributors and original equipment manufacturer (OEM) partners, such as GE Healthcare, Hillrom, Mindray, Philips, Physio-Control and Zoll, among others.
Our core measurement technologies are our breakthrough Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry, and advanced rainbow® Pulse CO-Oximetry parameters such as noninvasive hemoglobin (SpHb®), alongside many other modalities, including brain function monitoring, hemodynamic monitoring, regional oximetry, acoustic respiration rate monitoring, capnography and gas monitoring, and telehealth solutions.
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

Non-healthcare
As of December 28, 2024, the non-healthcare consumer business remained part of the Company’s continuing operations, but was being evaluated for divestiture. Subsequent to year end, the sales evaluation process continued to progress in early 2025, and as of March 29, 2025, the non-healthcare consumer business was classified as held-for-sale and reported as discontinued operations. On May 6, 2025, the Company announced that it entered into a definitive agreement to sell Viper Holdings Corporation, a Delaware corporation which previously owned and operated the Company’s non-healthcare business (together with its subsidiaries, “Sound United”) to Harman International Industries, Incorporated, a wholly-owned subsidiary of Samsung Electronics., Ltd. On September 23, 2025, the Company completed the sale of Sound United. For additional information with respect to the non-healthcare consumer business separation, discontinued operations of this business and sale, see “Separation of Non-Healthcare Operations” under Part I, Item 1—“Business” for additional details.
Proposed Merger
On February 16, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Danaher Corporation, a Delaware corporation (“Parent” or “Danaher”), and Mobius Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. As set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.001 per share, of the Company (other than any shares owned by Parent, Merger Sub or the Company or any of their wholly owned subsidiaries or shares in respect of which appraisal has been duly demanded, and not effectively withdrawn or otherwise waived or lost, pursuant to Section 262 of the General Corporation Law of the State of Delaware) issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive $180.00 in cash, without interest. The Merger is expected to close in the second half of 2026, subject to customary closing conditions, including approval by our stockholders and the receipt of required regulatory approvals.
If the Merger is completed, our common stock will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable following the effective time of the Merger.
Additional information about the Merger Agreement and the Merger will be set forth in the Company’s Definitive Proxy Statement on Schedule 14A that will be filed with the SEC.
Our Strategy
We are an organization that innovates, and empowers clinicians to transform patient care. Our values:

Our strategy to deliver value to our customers and stockholders is through:
We are positioned to succeed through our:
•World-class execution-oriented leadership team;
•Targeted growth strategy in our core markets;
•Refocused innovation to accelerate growth, and
•Market-leading growth in EPS and Free Cash Flow.
We have refocused Innovation to Accelerate Growth through 3 Waves:

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
The performance of Masimo SET® pulse oximetry has been evaluated in more than 100 independent studies and thousands of clinical evaluations. We believe that Masimo SET® is trusted by clinicians to safely monitor in excess of approximately 200 million patients each year and has been chosen as the primary pulse oximeter technology used by all of the top ten hospitals according to the 2024-2025 U.S. News & World Report Best Hospitals Honor Roll. Compared to conventional pulse oximeters, during patient motion and low perfusion, Masimo SET® provides measurements when other pulse oximeters cannot, significantly reduces false alarms (improved specificity), and accurately detects true alarms (improved sensitivity). Despite pulse oximetry’s widespread use since the 1980s, it had not been shown to improve clinical outcomes before the introduction of Masimo SET®,. which has been shown to help clinicians reduce severe retinopathy of prematurity neonates, improve CCHD screening in newborns, and, when used for continuous monitoring with Masimo Patient SafetyNet™ in post-surgical wards, reduce rapid response team activations, ICU transfers, and costs.

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
In addition to SpO2, pulse rate (PR), perfusion index (Pi), Pleth Variability Index (PVi®), Rainbow® Pleth Variability Index (RPVi™) and respiration rate from the pleth (RRp®), rainbow® Pulse CO-Oximetry has the unique ability to measure and distinguish oxygenated hemoglobins from the dyshemoglobins that are incapable of transporting oxygen, carboxyhemoglobin (SpCO®) and methemoglobin (SpMet®). Besides the ability to measure SpCO® and SpMet®, the Masimo rainbow SET® platform also allows for the noninvasive and continuous monitoring of total hemoglobin concentration (SpHb®) as well as the monitoring of arterial oxygen saturation, in the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™). Additionally, the rainbow SET® platform also allows for the calculation of Oxygen Content (SpOC). SpfO2™ has received CE Marking, but is not currently available for sale in the U.S.
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
Following the introduction of our rainbow SET® platform, we have continued to expand our technology offerings by introducing additional noninvasive measurements (such as Oxygen Reserve Index™ (ORi™), technologies, platforms and other solutions to create new market opportunities in both hospital and non-hospital care settings, including the Masimo Hospital Automation® Platform, along with other connectivity platforms and telehealth solutions, which are described in more detail below.

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

Our Products and Markets
Noninvasive Monitoring Solutions:

OEM Solutions, Circuit Boards and Modules
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
1985
MX-7
No Implied Licenses Granted.
This device is covered under one or more of the patents listed at www.masimo.com/patents.htm
Masimo
©2017 Masimo Corporation.
R-38682 Rev A
J2

Our MSX-2040 board uses about a third of the power and is only half the physical size of previously available Signal Extraction Technology® pulse oximetry solutions, while providing the same proven Measure-through Motion and Low Perfusion capabilities. The MSX-2040 board is also available as an external “board-in-cable” solution embedded within a completely self-contained patient cable (uSpO2®), providing Masimo SET® pulse oximetry measurements and Pleth Variability Index (PVi®) externally for existing devices not presently compatible with integrated pulse oximetry solutions.

LIBERTY
IN GOD WE TRUST
1985
Masimo
38544 Rev A
UL 94V-0
TTM 2
Masimo

Bedside Monitors and Handheld Devices
We offer a variety of continuous bedside monitoring and handheld devices suitable for all patient populations. Fueled by clinically proven Masimo SET® pulse oximetry and advanced rainbow® Pulse CO-Oximetry and additional noninvasive monitoring technologies, these highly versatile and configurable monitors are designed to accommodate patient scenarios across the continuum of care, from high-acuity ICUs and surgical suites, to low-acuity general floors and recovery units, to long-term care facilities and beyond.

The Masimo Rad-97® device offers advanced patient monitoring technologies in a compact, portable, and highly configurable standalone device. Powered by Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry with upgradeable rainbow SET® technology, the Rad-97® is customizable to suit various clinical needs, delivering pertinent patient data at a glance. It is also available with integrated noninvasive blood pressure or capnography

The Rad-G® (image above left), is a rugged, handheld spot-check pulse oximeter that is used to quickly assess patients and make more informed care decisions on the go. The Rad-G® is a robust device, that is strong, light and slim for easy transport, making if very portable. Powered by reliable, accurate Masimo SET® Measure-through Motion and Low Perfusion™ spot-check pulse oximetry, the Rad-G® is compatible with single-patient and reusable sensors.

The Rad-67®’s (image above right), ability to provide portable spot-check monitoring measurements of both oxygen saturation and noninvasive hemoglobin makes it a single-device solution in multiple clinical and non-clinical settings, such as emergency rooms, pre-/post-surgery settings, and physicians’ offices. When used with the rainbow® DCI®-mini sensor, the Rad-67® provides spot-check monitoring with Next Generation SpHb technology. This technology significantly advances the forefront of noninvasive portable hemoglobin spot-check monitoring.

Patient Monitoring and Connectivity Platform
Radius VSM® is a wearable vital signs monitoring platform that includes three single-use sensors: a chest patch, a blood pressure cuff, and a finger sensor. As an on-demand, connected, continuous vital signs monitoring platform, Radius VSM® is designed to streamline workflows, reduce nurse burn-out and increase throughput. Radius VSM® is intended for a range of care areas including: the waiting room, emergency room departments, critical care and ambulatory surgery centers. Radius VSM® monitors a wide range of measurements on a modular form; components can be customized based on each patient’s monitoring needs and provides waveform and parameter trend data on its built-in multi touch LED display, allowing clinicians to stay informed about patient status while moving about with the patient

Patient Monitoring and Connectivity Platform (Continued)
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

Root® with Radius VSM™, Root® with NIBP and Root® with Next Generation SedLine® (image shown above), integrates noninvasive blood pressure (NIBP) and temperature and connects third-party devices such as IV pumps, ventilators, beds and other patient monitors to automate data transfer to the EMR.

Sensors and Cannulas
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

Masimo SET® Technology
Masimo sensors offer a unique array of breakthrough parameters, such as:

At Masimo, our innovative technologies also go beyond basic pulse oximetry to include a unique array of advanced parameters (noted in red circles) obtained through rainbow® multi-wavelength (4+ LEDs) sensors. By utilizing these parameters, clinicians can gain visibility to patients’ fluid responsiveness status, respiration rate, oxygenation in the moderate hyperoxic range, hemoglobin concentration, and dyshemoglobin levels.

Hospital Automation® and Connectivity Suite (e.g., Iris® Connectivity, Iris Gateway®, iSirona™, Patient SafetyNet™, UniView®, UniView: 60™, Replica®, Iris® Analytics, and Halo ION® (shown below))
As increasing amounts of patient information become available to clinicians, new opportunities to enhance the care experience for both the clinician and the patient abound. Our automation solutions are revolutionizing not only the kind of patient data that can be collected and moved through the continuum of care, but also how that information can empower clinicians to deliver superior, evidence-based care.

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

Software and hardware enables third-party devices to connect through Patient SafetyNet™ and to document data in the EMR.

Hospital Automation® and Connectivity Suite - (Continued)

Medical Device Integration
iSirona™ is a versatile, easy-to-use connectivity hub designed for use with the Masimo Hospital Automation™ platform, which facilitates the physical integration of up to six medical devices at the patient bedside and enables the patient data collected from all devices to be automatically pushed to the patient electronic medical record (EMR). A fan-less design makes iSirona™ an ideal solution for connecting multiple patient monitors, anesthesia machines, pumps, and other medical device in space-restricted operating rooms and ICUs. iSirona™ is compatible with both wireless and patient-worn devices.

Medical Device Integration - (Continued)
Iris Gateway bridges the gap between device data generated at the patient bedside and documentation in patient data management systems such as EMRs by automating data transfers from medical devices into EMRs, which can improve productivity and reduce the likelihood of transcription errors. Existing approaches for device connectivity can clutter the patient room, burden IT management, and increase the complexity and cost of care.

Minimally Invasive and Noninvasive Advanced Hemodynamic Monitoring Solutions
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

Remote Patient Monitoring Solutions to Extend Care from the Hospital to the Home
Designed to help providers remotely manage patient care, Masimo SafetyNet® is a secure, scalable, cloud-based patient management platform featuring clinical-grade spot-checking and continuous measurements, digital care pathways and remote patient surveillance. Patients receive a multi-day supply of disposable sensors or reusable devices, along with access to the Masimo SafetyNet® mobile application.

Willow Laboratories, Inc.
Willow Laboratories, Inc. (Willow), formerly known as Cercacor Laboratories, Inc., is an independent entity spun-off from us to our stockholders in 1998. Joe Kiani, our former Chairman and Chief Executive Officer, is the Chairman and Chief Executive Officer of Willow. We are a party to a cross-licensing agreement with Willow (the Cross-Licensing Agreement), which purports to govern each party’s rights to certain intellectual property currently held by the two companies.
The following table outlines the rights relating to specific end-user markets and the related technology applications of specific measurements that the Cross-Licensing Agreement purports to grant to each party.

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
In the U.S., unless an exemption applies, each medical device that we wish to market in the U.S. must, generally, first receive from the FDA either 510(k) clearance, premarket approval (PMA), or a de novo classification grant. The appropriate process depends on the risk classification of the medical device. There are three classifications, from Class I (low risk) to Class III (high risk). For certain Class I and Class II medical devices, the FDA’s 510(k) clearance process can be used. It requires us to show that our new medical device is substantially equivalent to a legally marketed “predicate” medical device and can take from four to nine months but may take longer. Class III medical devices require a PMA. The PMA process requires us to demonstrate through valid scientific evidence that there is reasonable assurance of safety and effectiveness of the device for its intended use. The PMA process is much more costly, lengthy and uncertain than the process of obtaining 510(k) clearance. Devices that have not been classified and cannot demonstrate substantial equivalence through the 510(k) process are automatically classified as Class III medical devices by statute, but for such devices that are low or moderate risk, the de novo classification process can be used. The de novo classification process authorizes the marketing of the device and also creates a new classification for the device type into Class I or Class II. The de novo process requires us to demonstrate the benefits and risks of the device to show that either general controls (for Class I) or general controls and special controls (for Class II) are sufficient to provide reasonable assurance of the safety and effectiveness of the device. 510(k), PMA and de novo submissions are subject to user fees. The majority of our current regulated medical products fit into Class II device types, requiring 510(k) clearance, while some have been deemed Class I devices or exempt from a 510(k) clearance.
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
Third-Party Reimbursement for Medical Devices
Health care providers in the U.S., including hospitals, that purchase our products generally rely on third-party payers, including the Medicare and Medicaid programs and private payers, including indemnity insurers and managed care plans, to cover and reimburse all or part of the cost of our products and the procedures in which they are used. As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payers. No uniform coverage or reimbursement policy for medical technology exists among all third-party payers, and coverage and reimbursement can differ significantly from payer to payer.
Because a large percentage of our products are used by Medicare beneficiaries, Medicare’s coverage and reimbursement policies are particularly significant to our business. Generally, Medicare will cover a medical product or procedure when the product or procedure is included within a statutory benefit category and is reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. Even if the medical product or procedure is considered medically necessary and coverage is available, Medicare may place restrictions on the circumstances where it provides coverage. Because payments through the prospective payment system in both the hospital inpatient and outpatient settings are based on predetermined rates and may be less than a hospital’s actual costs in furnishing care, hospitals have incentives to lower their operating costs by utilizing products that will reduce the length of inpatient stays, decrease labor costs or otherwise lower their costs. If hospitals cannot obtain adequate coverage and reimbursement for our products, or the procedures in which they are used, we cannot be certain that they will purchase our products, despite the clinical benefits and opportunity for cost savings that we believe can be derived from their use.
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
Our primary competitor in the healthcare market is Medtronic plc, who currently holds a substantial share of the pulse oximetry market. In addition, large technology companies that have not historically operated in the healthcare or medical device space, such as Alphabet Inc. (Alphabet), Amazon, Apple Inc. (Apple), Samsung Electronics Co., Ltd. (Samsung) and others, have developed or may develop products and technologies that may compete with our current or future products and technologies in the professional healthcare marketplaces.
We believe that the principal competitive factors in the markets in which we operate include:
•brand recognition, perception of innovation abilities, and reputation;
•product technology and innovation;
•product quality and safety;
•quality, cost-effectiveness and price;
•breadth of product lines, network of technology and content partners;
•access to hospitals which are members of GPO and OEM partners; and
•patent protection.
Market Demand
We currently sell our products directly to hospitals and various distributors in the U.S. and around the world, including Europe, the Middle East and Asia Pacific, through our direct sales force.
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
For the year ended January 3, 2026, one just-in-time distributor represented approximately 18.8% of our total revenue. This was the only customer that represented 10% or more of our revenue for the year ended January 3, 2026. Importantly, this distributor takes and fulfills orders from our direct customers, many of which have signed long-term sensor purchase agreements with us. If a specific just-in-time distributor is unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by us.
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
In order to facilitate our U.S. direct sales to hospitals, we have signed contracts with what we believe to be the five largest national GPOs in the U.S., based on the total volume of negotiated purchases. In return for the GPOs putting our products on contract, we have agreed to pay the GPOs a percentage of our revenue from their member hospitals. In 2025 and 2024, revenues from the sale of our pulse oximetry products to hospitals that are associated with GPOs amounted to $872.8 million and $794.0 million, respectively.

Seasonality
Our quarterly revenues are influenced by many factors, including new product releases, acquisitions, regulatory approvals, holiday schedules, hospital census, the timing of influenza season, competitive pricing, adaption of new technologies, among other factors.
Our revenues in the third quarter of our fiscal years have generally historically represented a lower percentage of segment revenues due to the seasonality of the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer medical procedures utilizing our products.
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
We have developed a diverse intellectual property portfolio internally, and through acquisitions and licensing, that covers many aspects of our product offerings. In aggregate, our intellectual property is of material importance to our business; however, we believe that no single intellectual property asset or license is material on its own to the healthcare segment of our business or to our business as a whole.
The Cross-Licensing Agreement purports to allocate between us and Willow proprietary ownership of technology developed based on the functionality of the technology. Under the terms of the Cross-Licensing Agreement, we have proprietary ownership, including ownership of all patents, copyrights and trade secrets, of all technology related to the noninvasive monitoring of vital signs measurements. The Cross-Licensing Agreement purports to give Willow proprietary ownership of all technology related to the noninvasive monitoring of non-vital signs measurements.
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

Research and Product Development
We believe that ongoing research and product development (R&D) efforts are essential to our success. Our R&D efforts focus on continuing to enhance our technical expertise toward our existing product portfolios, expanding our technological leadership in each of the markets we serve with new innovations, entering into strategic partnerships with third parties to fund the development of certain new technologies, driving growth in emerging markets and introducing new products necessary to maintain market superiority.
Manufacturing
Our strategy is to manufacture products in-house when it is efficient and cost-effective for us to do so. We manufacture products at facilities located in various countries throughout the world and maintain captive contract maquiladora operations for key components. For information related to our manufacturing facilities, refer to “Item 2. Properties” in this Annual Report on Form 10-K.
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
Sustainability
As a global manufacturer of healthcare products, we understand the materials we use and the products we manufacture can have an impact on the environment, and our commitment to sustainability is integral to our role as a global healthcare technology leader. As we design and manufacture advanced patient monitoring solutions used around the world, we recognize that our environmental practices impact not only our own operations, but also the broader healthcare systems we serve. By prioritizing energy efficiency, waste reduction, and responsible material use, we work to reduce our environmental footprint, manage risk, and meet the evolving expectations of hospitals, partners, and investors.
Our social and community initiatives further reflect our mission to improve patient outcomes and reduce the cost of care. Partnerships with organizations like the World Health Organization and support for humanitarian and nonprofit groups reinforce Masimo’s core purpose—improving patient outcomes globally—and strengthens key stakeholder relationships.
We are committed to operating in an environmentally responsible manner and support the internationally recognized environmental principles set forth in the United Nations Global Compact. We strive to identify new opportunities to improve the sustainability of our business and encourage our employees to join in our efforts. The Nominating, Compliance and Corporate Governance Committee oversees our efforts regarding corporate responsibility and sustainability and implements policies and practices that foster our business sustainability initiatives. In furtherance of these commitments, we reinforce the following sustainability principles:
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

•Communities. We have a long and proud history of investing in and giving back to the communities in which we live and work, as well as providing aid around the globe. Through the partnerships with organizations like the World Health Organization, we give back by providing grants to humanitarian aid organizations and offering in-kind donations of medical equipment. In addition, our employees also actively support causes by raising awareness and funds for non-profit organizations. Organizations that our employees have supported in recent years include: Rise Against Hunger, Doctors Without Borders, Feeding America and March of Dimes.
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
▪Our executive compensation is aligned with stockholder interests by aligning pay-for-performance metrics and is overseen by the Compensation Committee of the Board.
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
•Developing Leaders of Tomorrow/Succession Planning. We are committed to identifying and developing the talents of our next generation of leaders. Our executive management team conducts organization and leadership reviews of all business leaders, focusing on our high-performing and high potential talent, diversity, and the succession planning for critical roles. Executive management succession planning is overseen by the Nominating, Compliance and Corporate Governance Committee of the Board.
•Employee Feedback and Retention. To assess and improve employee retention and engagement, we survey employees on an annual basis and take actions to address areas of employee concerns.
•Employee Composition. In fiscal 2025, our full-time employees decreased from approximately 3,600 as of December 28, 2024 to 2,200 as of January 3, 2026, primarily due to the sale of Sound United, which was completed on September 23, 2025. Our dedicated contract personnel worldwide decreased from approximately 5,600 as of December 28, 2024 to approximately 5,300 as of January 3, 2026. Of our full-time employees, approximately 62% were male and 38% were female, and women represented approximately 28% of our management/leadership roles. Minorities represented approximately 54% of our U.S. workforce, and approximately 46% of our management/leadership roles.
Governance
Our Board and board committees provide oversight on certain human capital resource matters. The Compensation Committee acts on behalf of the Board to review, adopt and approve our compensation strategy, policies, plans and programs, including, among others, reviewing and approving corporate performance goals and objectives relevant to the compensation of our executive officers and other senior leadership and management, evaluating and approving the compensation plans and programs advisable for us, and administration of our equity compensation plans, stock repurchase plans and incentive compensation programs. The Nominating, Compliance and Corporate Governance Committee of the Board oversees governance related risks, such as board independence, conflicts of interest, related party transactions, and executive management succession planning.

Sale of Non-Healthcare Consumer Business
As of December 28, 2024, the non-healthcare consumer business remained part of the Company’s continuing operations, but was being evaluated for divestiture. Subsequent to year end, the sales evaluation process continued to progress in early 2025, and as of March 29, 2025, the non-healthcare consumer business was classified as held-for-sale and reported as discontinued operations. On May 6, 2025, the Company announced that it entered into a definitive agreement to sell Viper Holdings Corporation, a Delaware corporation which previously owned and operated the Company’s non-healthcare business (together with its subsidiaries, “Sound United”) to Harman International Industries, Incorporated, a wholly-owned subsidiary of Samsung Electronics., Ltd. On September 23, 2025, the Company completed the sale of Sound United.
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
•We may not complete the proposed Merger within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
•The Merger is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from several regulatory authorities that, if not obtained, could prevent completion of the Merger.
•Uncertainties associated with the Merger could adversely affect our business, results of operations, cash flows and financial condition.
•The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
•We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
•Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our other stockholders.
•If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.
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
•Our Cross-Licensing Agreement with Willow Laboratories, Inc. (Willow), formerly known as Cercacor Laboratories, Inc., by its terms, purports to limit Masimo’s ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® and our licensed rainbow® technology, which may impair our growth and adversely affect our business, financial condition and results of operations.
•We depend on our domestic and international original equipment manufacturer (OEM) partners for a portion of our revenue. If they do not devote sufficient resources to the promotion of products that use our technologies, our business would be harmed.
•If we fail to maintain or develop relationships with Group Purchasing Organizations, sales of our products would decline.
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
•If our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations and other applicable laws and may need to initiate voluntary or mandatory corrective actions, such as the recall of our products.
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
•Changes to regulatory, funding, staffing, trade, and other policies and actions by the U.S. government could adversely affect our business operations.
•Under the Cross-Licensing Agreement, by its terms, we would be required to assign to Willow certain products and technologies we develop that relate to the monitoring of non-vital sign parameters.
•In the event that the Cross-Licensing Agreement is terminated for any reason, or Willow grants a license to rainbow® technology to a third-party, our business could be adversely affected.
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
•We may be unable to accurately forecast our financial and operating results and appropriately plan our expenses in the future, or we may fail to meet our publicly announced guidance about our business and future operating results.
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

Risks Related to the Proposed Merger
We may not complete the proposed Merger within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
Completion of the Merger is subject to a number of closing conditions, including the adoption of the Merger Agreement by the holders of a majority of the voting power represented by the outstanding shares of our common stock that are entitled to vote thereon and expiration or termination of any applicable waiting periods (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain non-U.S. antitrust and foreign direct investment approvals with respect to the Merger. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, among others, with respect to us, covenants to use commercially reasonable efforts to conduct our business in the ordinary course of business and to refrain from taking certain types of actions without Danaher’s consent and to not engage in certain kinds of material transactions prior to closing without Danaher’s consent. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, among others, in connection with a change in the recommendation of our Board to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.
If the Merger is not completed within the expected timeframe, or at all, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, and it is uncertain when, if ever, the price of our shares would return to the prices at which our shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
•investor confidence in us could decline, and stockholder litigation could be brought against us or members of our Board or our officers, which may require us to commit significant time and resources defending and which could prevent or delay completion of the Merger;
•we have incurred, and will continue to incur, significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•we may be required to pay a cash termination fee to Danaher, as required under the Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition; and
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us.
If the Merger is not completed, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on Nasdaq and registered under the Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC.

The Merger is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from several regulatory authorities that, if not obtained, could prevent completion of the Merger.
Before the Merger may be completed, the applicable waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, relating to the completion of the Merger must have expired or been terminated and we must have received certain non-U.S. antitrust and foreign direct investment approvals with respect to the Merger under certain other applicable foreign regulatory laws. In deciding whether to grant the required regulatory authorization or consent, the relevant governmental entities will consider the effect of the Merger within their relevant jurisdiction, including, among other things, the impact on the parties’ respective customers and suppliers and the impact of the parties’ foreign investment in the jurisdiction.
The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on Danaher’s conduct in operating the business following the closing or require changes to the terms of the Merger Agreement. There can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger.
Under the Merger Agreement, the Company and Danaher have agreed to use their respective reasonable best efforts to take or cause to be taken all actions necessary or advisable on its part under the Merger Agreement and applicable laws to consummate the Merger as promptly as practicable. However, Danaher and Merger Sub are not required to take any action, (i) relating to Danaher or any of its subsidiaries or any of their respective assets or businesses, or (ii) relating to the Company or any of our subsidiaries or any of our respective assets or businesses that would reasonably be expected to have, individually or in the aggregate, a material adverse effect on us and our subsidiaries, taken as a whole.
Uncertainties associated with the Merger could adversely affect our business, results of operations, cash flows and financial condition.
The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in our business and create uncertainties, which could have an adverse effect on our business, results of operations, cash flows and financial condition, regardless of whether the Merger is completed. These risks and uncertainties include, but are not limited to:
•the possibility that our relationship with suppliers, customers and employees could be adversely affected, including if our suppliers, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•uncertainties caused by any negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in the Company;
•a diversion of a significant amount of management time and resources toward the completion of the Merger;
•a distraction of our current employees as a result of the Merger, which could result in a decline in their productivity or cause distractions in the workplace;
•being subject to certain restrictions on the conduct of our business;
•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger;
•difficulties in attracting and retaining key employees due to uncertainties related to the Merger;
•impact of costs related to completion of the Merger; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement. As a result, there can be no assurance that our business, results of operations, cash flows and financial condition will not be adversely affected, as compared to prior to the announcement of the Merger Agreement.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
Under the Merger Agreement, we are subject to customary “no shop” restrictions on the Company’s ability to solicit any Acquisition Proposal (as defined in the Merger Agreement) and to enter into any Alternative Acquisition Agreement (as defined in the Merger Agreement). Prior to entering into the Merger Agreement, the Company engaged with other potential acquirors as part of a targeted auction process and one or more potential counterparties (including those that had prior engagement with the Company) could make an Acquisition Proposal in the future. Notwithstanding the limitations applicable under the “no-shop” restrictions, if, after the date of the Merger Agreement and prior to the date on which the Requisite Company Vote (as defined in the Merger Agreement) is obtained, the Company receives a bona fide Acquisition Proposal that did not result from a material breach of the Company’s obligations under the “no-shop” restrictions and our Board determines in good faith, after consultation with its outside financial advisors and outside legal counsel, constitutes or would reasonably be expected to lead to a Superior Proposal and the failure to take such action would be inconsistent with its fiduciary duties under applicable law, the Company may engage in discussions or negotiations with and may provide non-public information relating to the Company to the person making such Acquisition Proposal and change its recommendation that the Company’s stockholders approve the adoption of the Merger Agreement, subject to certain notice rights and match rights in favor of Danaher.
Under the terms of the Merger Agreement, we may be required to pay a termination fee of $305 million to Danaher following or in connection with the termination of the Merger Agreement in certain circumstances, including if the Company terminates the Merger Agreement in order to accept a Superior Proposal as set forth in the Merger Agreement.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the per share value proposed to be received or realized in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
We have incurred, and will continue to incur, costs and expenses, including fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.
Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our other stockholders.
Our directors and executive officers have financial interests in the Merger that may be different from, or in addition to, the interests of our other stockholders. These interests may include:
•the treatment of Company long-term incentive awards;
•severance entitlements and other benefits in the case of certain qualifying terminations under the terms of an individual employment agreement or Company severance plan;
•retention arrangements for the benefit of certain Company employees; and
•continued indemnification and insurance coverage under the Merger Agreement, the Company’s organizational documents and indemnification agreements the Company has entered into with its directors and executive officers.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.
Lawsuits may be filed against us, our Board or our officers or other parties to the Merger Agreement, challenging the Merger or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not made unlawful, restrained, enjoined or otherwise prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe. Additionally, the amount of fees and costs of defense, including costs associated with the indemnification of directors and officers, and other liabilities that may be incurred in connection with lawsuits and other negative effects, such as diversion of resources from the Merger and ongoing business activities, negative publicity or damage to our relationships with business partners, suppliers and customers, could have a material adverse effect on our business, results of operations, cash flows and financial condition.
If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.
The Merger Agreement provides for the stockholders of record of the Company’s common stock to receive cash consideration of $180.00 per share of Company common stock, without interest and subject to any applicable withholding taxes, upon the closing of the Merger. The amount of cash per outstanding share of our common stock to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock. If the transaction is consummated, our stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In the absence of the Merger, we could have various opportunities to enhance the Company’s value, including, but not limited to, entering into a transaction that values the shares of our common stock higher than the value provided for in the Merger Agreement. Therefore, if the Merger is completed, our stockholders will forgo potential future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the Merger.
Risks Related to Our Revenues
We currently derive a significant portion of our revenue from our Masimo SET® platform, Masimo rainbow SET® platform and related products. If these technologies and related products do not continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.
Our business is highly dependent upon the continued success and market acceptance of our proprietary Masimo SET® and Masimo rainbow SET® technologies that serve as the basis of our primary product offerings. Continued market acceptance of products incorporating these technologies will depend upon us continuing to provide evidence to the medical community that our products are cost-effective and offer significantly improved performance compared to conventional pulse oximeters. Healthcare providers that currently have significant investments in competitive pulse oximetry products may be reluctant to purchase our products. If hospitals and other healthcare providers do not believe our Masimo SET® and Masimo rainbow SET® platforms are cost-effective, safe or more accurate or reliable than competitive pulse oximetry products, they may not buy our products in sufficient quantities to enable us to generate revenue growth from the sale of these products. In addition, allegations regarding the safety and effectiveness of our products, whether or not substantiated, may impair or impede the acceptance of our products.
Some of our products are in development or have been recently introduced into the market and may not achieve market acceptance, which could limit our growth and adversely affect our business, financial condition and results of operations.
Many of our noninvasive measurement technologies are considered disruptive. These technologies have performance levels that we believe are acceptable for many clinical environments but may be insufficient in others. In addition, these technologies may perform better in some patients and settings than others. Over time, we hope to continue to improve the performance of these technologies and educate the clinical community on how to properly evaluate them. If we are successful in these endeavors, we expect these technologies will become more useful in more environments and will become more widely adopted. Our product portfolio continues to expand, and we are investing significant resources to enter into, and in some cases, create new markets for our products. See the risk factor with the heading “Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits, which could adversely affect our business, reputation or financial results” for additional risks related to this expansion of our business.

We are continuing to invest in sales and marketing resources to achieve market acceptance of our products but are unable to guarantee that our technologies will achieve general market acceptance.
The degree of market acceptance of our products will depend on a number of factors, including but not limited to:
•perceived clinical benefits from our products;
•perceived cost effectiveness of our products;
•perceived safety and effectiveness of our products;
•reimbursement available through government and private healthcare programs for using some of our products; and
•introduction and acceptance of competing products or technologies.
Our Cross-Licensing Agreement with Willow Laboratories, Inc. (Willow), formerly known as Cercacor Laboratories, Inc., by its terms, purports to limit Masimo’s ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® and our licensed rainbow® technology, which may impair our growth and adversely affect our business, financial condition and results of operations.
Since 1998, we have been a party to a cross-licensing agreement with Willow (as amended, the Cross-Licensing Agreement), under which we purportedly granted Willow:
•an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® technology owned by us, including all improvements to this technology, for the monitoring of non-vital signs parameters and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs parameters (alone or in combination with vital signs parameters) in any product market in which a product is intended to be used by a patient or pharmacist rather than by a professional medical caregiver, which the agreement refers to as the “Willow Market”; and
•an option for a non-exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® technology owned by us for measurement of vital signs in the “Willow Market”.
Under the terms of the Cross-Licensing Agreement, non-vital signs measurements consist of body fluid constituents other than vital signs measurements, including, but not limited to, carbon monoxide, methemoglobin, blood glucose, hemoglobin and bilirubin. Under the Cross-Licensing Agreement, we are only permitted to sell devices utilizing Masimo SET® for the monitoring of non-vital signs parameters in markets where the product is intended to be used by a professional medical caregiver, including, but not limited to, hospital caregivers and alternate care facility caregivers, rather than by a patient or pharmacist, which the agreement refers to as the “Masimo Market”.
Accordingly, under the terms of the Cross-Licensing Agreement, our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® would be limited. In particular, any inability under the contract to expand beyond the “Masimo Market” may limit our ability to maintain or increase our revenue and impair our growth.
Pursuant to the Cross-Licensing Agreement, we have licensed from Willow the right to make and distribute products in the “Masimo Market” that utilize rainbow® technology for certain noninvasive measurements. As a result, under the terms of the Cross-Licensing Agreement, the opportunity to expand the market for our products incorporating rainbow® technology would also be limited, which could limit our ability to maintain or increase our revenue and impair our growth.
The Company has a dispute with Willow over the Cross-Licensing Agreement, described in further detail below under the risk factor, A dispute with Willow with respect to the Cross-Licensing Agreement could result in damages awarded against the Company or could adversely affect our business. As part of that dispute and the Company’s review of the facts and agreements, the Company will contest several of the rights and obligations under the Cross-Licensing Agreement, including, but not limited to, Masimo’s ownership of the rainbow® technology that Willow purportedly licensed to Masimo.
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
If we fail to maintain or develop relationships with Group Purchasing Organizations, sales of our products would decline.
Our ability to sell our products to hospitals depends, in part, on our relationships with Group Purchasing Organizations (GPOs). Many existing and potential customers for our products are members of GPOs. GPOs negotiate pricing arrangements and contracts with medical supply manufacturers and distributors that may include provisions for sole sourcing and bundling, which generally reduce the choices available to member hospitals.
These negotiated prices are made available to a GPO’s members. If we are not one of the providers selected by a GPO, the GPO’s members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. Shipments of our pulse oximetry products to customers that are members of GPOs represent approximately 91.2% of our U.S. product sales. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
Additionally, increases in demand resulting from global medical crises, such as the increase in demand we experienced during the COVID-19 pandemic, may be short lived. If the increased demand results in a stockpiling of our products by, or excess inventory at, our customers, future orders may be delayed or canceled until such on-hand inventory is consumed. We may be unable to accurately forecast our financial and operating results and appropriately plan our expenses in the future, or we may fail to meet our publicly announced guidance about our business and future operating results. Continued stockpiling or excess inventory as a result of lower hospital census could also negatively impact our revenue in future periods.
The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer or international tender, or any non-payment, non-performance or disagreement or dispute with any customer or distributor could reduce our net sales and harm our operating results.
Our business has a concentration of OEM, distributor and direct customers. For example, sales to one just-in-time distributor represented 10% or more of our revenue for the year ended January 3, 2026.
We cannot provide any assurances that we will retain our current customers, they will maintain their current or forecasted demand for our products, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers or through a large distributor, we could experience a significant reduction in revenue or loss of market share, which would adversely impact our operating results.
Our revenues could also be negatively affected by any rebates, discounts or fees that are required by, or offered to, GPOs and customers, including wholesalers or distributors. An increase in distributor or GPO rebates, discounts or fees, or the risks associated with selling directly to our customers in the event that a distributor relationship is terminated, could have a material adverse effect on our business, financial condition and results of operations.
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
Certain of our patents related to our technologies have expired. Upon the expiration of our issued or licensed patents, we generally lose some of our rights to exclude competitors from making, using, selling or importing products using the technology based on the expired patents.
Furthermore, in recent years, the U.S. Supreme Court has ruled on several patent cases, and several laws have been enacted that, in certain situations, potentially narrow the scope of patent protection available and weaken the rights of patent owners. As a result, we believe large technology companies may be pursuing an “efficient infringement” strategy, having concluded that it is cheaper to infringe third-party intellectual property rights than to acquire, license or otherwise respect them. There can be no assurance that we will be successful in securing additional patents on commercially desirable improvements, that such additional patents will adequately protect our innovations or offset the effect of expiring patents, or that competitors will not be able to design around our patents.
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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We have historically been involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements. We believe some of the new market entrants in the healthcare and monitoring space, including some of the world’s largest technology companies, may be infringing our intellectual property, and we may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that certain individuals who previously held high level technical and clinical positions with us misappropriated our intellectual property for the benefit of themselves and other companies. For example, on January 9, 2020, we initiated litigation against Apple Inc. for infringement of a number of patents, for trade secret misappropriation and for ownership and correction of inventorship of a number of Apple Inc. patents that list one of our former employees as an inventor. For additional information on the current status of our litigation with Apple Inc., please see Note 24, “Commitments and Contingencies”, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K. Our on-going and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights.
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
De novo classification review generally takes six months to one year from the time of submission of the de novo request, although it can take longer. Approval of a PMA generally takes one year from the time of submission of the PMA but may be longer.
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
In the past year, the U.S. federal government experienced a shutdown that resulted in delays in certain regulatory approvals, including FDA clearances and other agency actions. Such shutdowns can disrupt our ability to bring new products to market, delay clinical trials, and impact our interactions with regulatory authorities. Prolonged or repeated government shutdowns could have a material adverse effect on our business, financial condition, and results of operations.
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
Our products, along with the manufacturing processes, labeling and promotional activities for those products, are subject to continual review and periodic inspections by the FDA and other regulatory bodies. Among other requirements, we and certain of our suppliers are required to comply with the FDA’s Quality System Regulation (QSR), which governs the methods and documentation of the design, control testing, production, component suppliers’ control, quality assurance, complaint handling, labeling control, packaging, storage and shipping of our products. The FDA enforces the QSR through announced and unannounced inspections. We are also subject to similar state requirements and licenses. In February 2026, the FDA is expected to replace the QSR with a new Quality Management System Regulatory (QMSR), which has the potential to increase the scope of the FDA to review, inspect, management review of quality audits and supplier audit reports.
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
In addition, many of our products are subject to various laws, regulations and legal requirements, including those governing product import and export, hazardous materials usage and discharge, product related energy consumption, electrical safety, wireless emissions, cybersecurity, packaging and recycling. Compliance with these requirements, which vary widely depending on jurisdiction, is time consuming and expensive.
If we fail to comply with applicable legal requirements, it would harm our reputation and adversely affect our business, financial condition and results of operations.
Failure to obtain regulatory authorizations in foreign jurisdictions may prevent us from marketing our products abroad.
We currently market and intend to continue to market our products internationally. Outside of the U.S., we can generally market our products only if we receive a marketing authorization (and/or meet certain pre-marketing requirements) and, in some cases, pricing approval, from the appropriate regulatory authorities. The regulatory registration/licensing process varies among international jurisdictions and may require additional or different product testing than required to obtain FDA clearance. FDA clearance does not ensure new product registration/licensing by foreign regulatory authorities, and we may be unable to obtain foreign regulatory registration/licensing on a timely basis, if at all.
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
We may not be able to obtain such clearances or approvals in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would have an adverse effect on our business, financial condition and results of operations.
For device modifications that we conclude do not require a new regulatory clearance or approval, we may be required to recall and to stop marketing the modified devices if the government agency disagrees with our conclusion and requires new clearances or approvals for the modifications. This could have an adverse effect on our business, financial condition and results of operations.

If our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations and other applicable laws and may need to initiate voluntary or mandatory corrective actions, such as the recall of our products.
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
Any recalls or corrections of our products or third-party products that incorporate our technologies, or enforcement actions would divert managerial and financial resources and could have an adverse effect on our financial condition and results of operations. In addition, given our dependence upon patient, physician and customer perceptions, any negative publicity associated with any recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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

It is also possible that other federal, state or foreign enforcement authorities may act if they consider our communications, including promotional or training materials, to constitute promotion of an uncleared or unapproved use. If not successfully defended, enforcement actions related to off-label promotion could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In any such event, our reputation could be damaged, adoption of our products could be impaired and we could be subject to extensive fines and penalties.
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

Internationally, the European Data Protection Board continues to release guidelines for industries and impose fines related to the General Data Protection Regulation (GDPR), some of which have been very significant. To improve coordination among EU supervisory authorities, the European Commission has proposed a new regulation that would help to streamline enforcement of the GDPR in cross-border cases. Meanwhile, there continues to be persistent uncertainty relating to the transfer of personal data from Europe to the U.S., or other non-adequate countries, following the Schrems II decision. On July 10, 2023, the European Commission adopted its adequacy decision on the EU-U.S. Data Privacy Framework (DPF). The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to the DPF. However, it remains too soon to tell how the future of Privacy Shield 2.0 will evolve and what impact it will have on our international activities. At least one challenge to the DPF is pending before the Court of Justice of the European Union. In addition, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2028), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations.
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
We may be required to make costly system modifications to comply with applicable data privacy and security laws. Violations of these laws, or allegations of such violations, could subject us to criminal or civil, monetary and/or non-monetary penalties, disrupt our operations, involve significant management distraction, negatively impact our brand image, subject us to class action lawsuits and result in a material adverse effect on our business, financial condition and results of operations.
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

Since January 2025, the current U.S. administration has enacted and proposed substantial policy changes that affect federal health agencies, public health priorities, and international trade. These measures ranging from staffing and budget reductions at the FDA to sweeping tariff actions may significantly disrupt the medical device ecosystem in which we operate.
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
Risks Related to Our Business and Operations
Under the Cross-Licensing Agreement, by its terms, we would be required to assign to Willow certain products and technologies we develop that relate to the monitoring of non-vital sign parameters.
Under the Cross-Licensing Agreement, by its terms, if we develop certain products or technologies that relate to the noninvasive monitoring of non-vital sign parameters, including improvements to Masimo SET® for the noninvasive monitoring of non-vital sign parameters, we would be required to assign these developments to Willow.
In addition, under the Cross-Licensing Agreement, by its terms, we would not be reimbursed by Willow for our expenses relating to the development or improvement of any such products or technologies, which expenses may be significant. As a result of these terms, we may not generate any revenue from the further development of certain products and technologies for the monitoring of non-vital sign parameters, including improvements to Masimo SET®, which could adversely affect our business, financial condition and results of operations.
In the event that the Cross-Licensing Agreement is terminated for any reason, or Willow grants a license to rainbow® technology to a third-party, our business could be adversely affected.
Willow claims to own all of the proprietary rights to certain rainbow® technology developed by Masimo with our proprietary Masimo SET® for products intended to be used in the “Willow Market”, and all rights to any non-vital signs measurement for which we do not exercise an option pursuant to the Cross-Licensing Agreement. In addition, the Cross-Licensing Agreement purports to provide Willow the right to terminate the Cross-Licensing Agreement or grant licenses covering rainbow® technology to third-parties if we breach certain terms of the agreement, including any failure to meet our minimum royalty payment obligations or failure to use commercially reasonable efforts to develop or market products incorporating licensed rainbow® technology. In connection with our dispute with Willow, Willow disagrees with us regarding the interpretation or enforceability of certain terms in the Cross-Licensing Agreement and we cannot guarantee that any such dispute will be resolved in our favor. Willow has also asserted that it may terminate the Cross-Licensing Agreement based on alleged breaches of the Cross-Licensing Agreement, before a court or arbitral tribunal has found any breach of the agreement. We believe the Company has strong grounds to oppose termination of the Cross-Licensing Agreement, but there is no guarantee that the Company’s arguments will prevail. If the Cross-Licensing Agreement is terminated, our business could be adversely affected, including by potentially losing our exclusive license to rainbow® technology. If we lose our exclusive license to rainbow® technology, we would lose the ability to prevent others from making, using, selling or importing products using rainbow® technology in our market. As a result, we would likely be subject to increased competition within our market, and Willow or competitors who obtain a license to rainbow® technology from Willow would be able to offer related products.
We may not be able to commercialize our products incorporating licensed rainbow® technology cost-effectively or successfully.
As a result of the royalties that the Cross-Licensing Agreement purportedly obligates us to pay to Willow, it is generally more expensive for us to make products that incorporate licensed rainbow® technology than products that do not include licensed rainbow® technology.

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
Our dispute with Willow with respect to the Cross-Licensing Agreement could result in damages awarded against the Company or could adversely affect our business.
After the Company raised royalty overpayment claims against Willow, on May 26, 2025, Willow filed a demand for arbitration (the Demand) against the Company with the American Arbitration Association. Willow asserts in the Demand and Statements of Additional Claims filed on November 28, 2025, and January 16, 2026, that it is entitled to declaratory judgment on the parties’ respective rights under the Cross-Licensing Agreement, including that Willow does not owe the Company repayment for any past royalty overpayments. Willow also claims the Company breached the Cross-Licensing Agreement, including by failing to pay adequate royalties, provide Willow with pricing for certain products, place certain technology in escrow, and provide Willow with engineering support. Willow seeks, among other things, (i) monetary damages of at least $6.1 million and (ii) specific performance compelling the Company to provide price lists for certain products, permit Willow’s chosen auditor to conduct an audit of the Company’s books and records, place certain technology in escrow, and provide Willow with engineering support.
The Company has asserted counterclaims against Willow and the Company’s former CEO Joe Kiani, seeking, among other things, (i) repayment of historical royalty overpayments, (ii) for Willow to re-assign to the Company intellectual property rights that are owned by the Company, (iii) declaratory judgment that provisions under the Cross-Licensing Agreement are not enforceable, and (iv) to the extent the agreement is enforceable, declaratory judgment on the parties’ respective rights under the Cross-Licensing Agreement, including the scope of the Company’s royalty obligations, if any.
We believe the Company has strong defenses to Willow’s claims, and that the Company’s counterclaims are meritorious. However, there is no guarantee that the Company will prevail in its dispute with Willow. That dispute could be costly and become a distraction to our management and employees and adversely affect our business. Any costs incurred to resolve any dispute, money damages that may be awarded to Willow, or declarations as to the Company’s rights and obligations under the Cross-Licensing Agreement could have a material adverse effect on our financial condition.
If we are unable to obtain key materials and components from sole or limited source suppliers, we will not be able to deliver our products to customers.
We depend on certain sole or limited source suppliers for certain key materials and components, including digital signal processor chips and analog-to-digital converter chips for certain products. These suppliers are located around the world, and the production and shipment of such materials and components may be constrained globally due to freight carrier delays and other disruptions to the supply chain. These disruptions may continue or worsen due to ongoing geopolitical conflicts and trade restrictions. We may experience manufacturing problems related to these suppliers and other outside sources if such suppliers fail to develop, manufacture or ship products and components to us on a timely basis, or provide us with products and components that do not meet our quality standards and required quantities. From time to time there have been industry-wide shortages of certain components that we use in certain products. We may also experience price increases for materials, components and shipping with no guarantee that such increases can be passed along to our customers, which could adversely impact our gross margins. If any of these problems occur, we may be unable to obtain substitute sources for these products and components on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time.
Future strategic transactions, including acquisitions or separations of businesses and strategic investments or joint ventures, could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses and their employees successfully into our existing operations or achieve the desired results of our initiatives.
We have acquired several businesses since our inception and we may acquire additional businesses in the future. Future acquisitions may require additional debt or equity financing, which could be dilutive to our existing stockholders or reduce our earnings per share or other financial metrics. Even if we complete acquisitions, there are many factors that could affect whether such acquisition, will be beneficial to our business, including, without limitation:
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
Further, our ability to benefit from future acquisitions and/or external strategic investments, joint ventures or any other business combinations depends on our ability to successfully conduct due diligence, negotiate acceptable terms, evaluate prospective opportunities and bring acquired technologies and/or products to market at acceptable margins and operating expense levels.
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
We also expect to continue to carry out internal strategic initiatives that we believe are necessary to grow our revenues and expand our business. For example, we have continued to invest in international expansion programs designed to increase our worldwide presence and take advantage of market expansion opportunities around the world. Although we believe our investments in these initiatives continue to be in the long-term best interests of Masimo and our stockholders, there are no assurances that such initiatives will yield favorable results for us. Accordingly, if these initiatives are not successful, our business, financial condition and results of operations could be adversely affected.
Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.
Over time, we have expanded our business and product strategy to include other products to integrate with our successful medical technology businesses. Further, we may introduce certain changes to our existing products or introduce new and unproven products. We expect this will be a complex, evolving, and long-term strategic initiative that will involve the development of new and emerging technologies, continued investment in medical technology and collaboration with other companies, developers, partners and other participants. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key industry participants. Our new strategic efforts may also divert resources and management attention from other areas of our business. As a result of these or other factors, certain strategic investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.
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
As of January 3, 2026, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 9.1% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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
We may be unable to accurately forecast our financial and operating results and appropriately plan our expenses in the future, or we may fail to meet our publicly announced guidance about our business and future operating results.
From time to time, we release earnings guidance or other financial guidance in our quarterly and annual earnings conference calls or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Our guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include broader macro-economic conditions, tariff rates, and the resulting impact of these factors on our business. These assumptions are inherently difficult to predict, particularly in the long term. Additionally, forecasted financial and operating results may differ materially from actual results, which may materially adversely affect our financial condition and stock price. For example, if certain of our assumptions or estimates prove to be wrong, including any of the economic trends and developments affecting our business discussed in Part II, Item 7 of this Annual Report on Form 10-K, this could cause us to miss our earnings guidance or negatively impact the results we report, either of which could negatively impact our stock price and expose us to potential stockholder litigation.
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
Our senior leadership and our Board have experienced recent personnel turnover. Changes in our executive leadership team and our Board may be disruptive to, or cause uncertainty in, our business and could have a negative impact on our ability to manage and grow our business effectively.
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

Changes in accounting standards related to our embedded leases within certain deferred equipment agreements have also resulted in the acceleration of the timing related to our recognition of revenue and expenses associated with certain equipment provided to healthcare customers at no up-front charge. Since we cannot control the timing of when our customers will request us to deliver such equipment, our revenue and costs with respect to leased equipment could vary substantially in any given quarter or year, which could further increase quarterly or annual fluctuations within our financial results.
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
We are currently engaged in multiple legal disputes with Mr. Kiani relating to the circumstances of the termination of his employment and related issues. For additional information on the current status of our litigation with Mr. Kiani, please see Note 24, “Commitments and Contingencies”, to our accompanying consolidated financial statements included in Part IV, Item15(a) of this Annual Report on Form 10-K.
There is no guarantee that the Company will prevail in its disputes with Mr. Kiani. Those disputes could be costly and become a distraction to our management and employees and adversely affect our business. Any costs incurred to resolve these disputes, including severance or other compensation we may become obligated, or otherwise determine, to pay to Mr. Kiani, could have a material adverse effect on our financial condition.
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
We recruit professionals on a global basis and must comply with the immigration laws in the countries in which we operate, including the U.S. Some of our employees are working under Masimo-sponsored temporary work visas, including H1-B visas. Recent changes and uncertainty in U.S. immigration policy, including potential reductions in available H1-B visas and increased scrutiny of work visa applications, may limit our ability to hire and retain skilled personnel. Statutory law limits the number of new H1-B temporary work permit petitions that may be approved in a fiscal year. Furthermore, there is a possibility that the current U.S. immigration visa program may be significantly overhauled, and the number of H1-B visas available, as well as the process and cost to obtain them, may be subject to significant change.
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
We currently derive approximately 37% of our net sales from international operations. A significant amount of our material components and sub-assemblies are sourced or manufactured from Mexico, China and Malaysia and other regions outside of the United States. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to duties, tariffs and conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties, fines and interest if we are found not to be in compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. We have historically engaged in transactions with entities related to or located in countries subject to certain U.S. export restrictions. For example, we have had sales of medical products destined for Iran. Although these activities have not been financially material to our business, financial condition or results of operations, and were undertaken in accordance with general licenses authorizing such activities issued by the U.S. Treasury Department’s Office of Foreign Assets Control, we may not be successful in ensuring compliance with limitations or restrictions on business in Iran or any other countries subject to economic sanctions and embargoes imposed by the U.S. Additionally, the export of U.S. technology or goods manufactured in the U.S. to some jurisdictions requires special U.S. export authorization or local market controls that may be influenced by factors, including political dynamics, outside our control. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities.

Recently, the U.S. government implemented substantial changes to U.S. trade policies, including increased tariffs and changes to multilateral trade agreements. Additionally, the President of the United States has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. These changes could prevent or make it difficult or more expensive for us to obtain the materials or components needed for new products. Tariff increases could negatively impact our costs and/or require us to increase our prices, which likely would decrease customer demand for our products. Retaliatory tariff and trade measures imposed by other countries could affect our ability to export products and therefore adversely affect our sales. Any significant changes in current U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect upon our results of operations.
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
•political instability and actual or anticipated military or political conflicts, including the on-going conflict between Ukraine and Russia, the global impact of restrictions and sanctions imposed on Russia, the instability in Venezuela and the conflict between Israel-Palestine-Iran;
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
We rely on manufacturing facilities in North America, the Middle East and Asia that may be affected by natural or man-made disasters. Earthquakes are of particular significance since some of our facilities are located in earthquake-prone areas. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods, hurricanes and similar events. Our facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair if significant damage were to result from any of these occurrences.

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
In addition, delays and closures of shipping ports, or ports of entry into and out of the U.S., including as a result of labor strikes or shortages, may delay our ability to fulfill order and supply of our products, which could also adversely impact our business, operating results and financial condition.
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
If we are unable to meet the demand of our customers, our customers may cancel orders or purchase products from our competitors, which could reduce our revenue and profitability. Conversely, if product demand decreases, we may be unable to timely adjust our manufacturing cost structure, resulting in excess capacity, which would lower profitability. Similarly, if we are unable to forecast demand accurately, we could be required to record charges related to excess or obsolete inventory, which would also lower our profitability. Our business is influenced by many factors, including but not limited to: new product releases, acquisitions, regulatory approvals, holiday schedules, hospital census, the timing of the influenza season, among many other factors.
In addition, we may experience seasonal demand for our products. For example, revenues in the third quarter of our fiscal years have generally historically represented a lower percentage of revenues due to the seasonality of the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer elective procedures utilizing our products. Any shortfalls in expected revenue due to a mismatch in supply of and demand for our products could cause our operating results to suffer significantly, and seasonal or similar variances may also result in fluctuations in our revenues.
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
Our products expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. In addition, as we continue to expand our product portfolio, we may enter or create new markets, which may expose us to additional product liability risks.
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
Increased global cybersecurity vulnerabilities, cybersecurity threats and sophisticated and targeted cybersecurity attacks pose a risk to the security of our systems and networks, including the confidentiality, availability and integrity of any underlying information and data, and those of our customers, partners, suppliers and third-party service providers. Recent global conflicts have increased the risk of cyberattacks targeting healthcare and technology companies, including ransomware and data breaches. Our ability to effectively manage and maintain our internal business information, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning system and other information systems.
Portions of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with on-going systems implementation work. In addition, interfaces between our products and our customers’ computer networks could provide additional opportunities for cybersecurity attacks on us and our customers. The techniques used to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. We have experienced a cybersecurity incident in the past, and we expect that we will continue to be subject to cybersecurity risks in the future. On April 27, 2025, we identified unauthorized activity on our on-premise network. As a result of this incident, certain of our manufacturing facilities temporarily operated at less than normal levels, and our ability to process, fulfill, and ship customer orders timely was temporarily impacted. Cybersecurity threats and attacks in particular are evolving and include, but are not limited to: malicious software, ransomware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of confidential or otherwise protected information and corruption of data. There can be no assurance that our protective measures will prevent or detect security breaches that could have a significant impact on our business, reputation, financial condition and results of operations.
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
The impact of the Russian invasion of Ukraine, ongoing instability in Venezuela and the Israel-Palestine-Iran Conflict, on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
The short and long-term implications of Russia’s invasion of Ukraine, the instability in Venezuela and the conflict in the Middle East are difficult to predict. We continue to monitor any adverse impact that the outbreak of conflicts in Ukraine and the subsequent institution of sanctions against Russia by the U.S. and several European and Asian countries; other regional or international tensions, including ongoing uncertainty in Venezuela; along with the conflict in the Middle East, may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in challenges associated with timely receipt of customer payments and banking transactions in Russia, increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. Furthermore, the conflict in the Middle East could negatively impact our operations in that region. We will continue to monitor these fluid situations and develop contingency plans as necessary to address any disruptions to our business operations as they develop.
Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $127.40 to $190.63 per share from December 29, 2024 to January 3, 2026. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors. In addition to the other risk factors previously discussed in this Annual Report on Form 10-K, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
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
•tariffs and changes to multilateral trade agreements;
•effects of public health crises, epidemics and pandemics;
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
As of January 3, 2026, approximately 5.1 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 0.7 million shares were subject to options outstanding at such date at a weighted-average exercise price of $117.87 per share, approximately 0.6 million shares were subject to outstanding RSUs, approximately 0.1 million shares were subject to outstanding PSUs and approximately 3.7 million shares were available for future awards under our 2017 Equity Incentive Plan. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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
Any repurchase of our common stock under the stock repurchase plan authorized by our Board in June 2022 (Repurchase Program) will be at the discretion of a committee comprised of our CEO and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, including debt, and the market price of our common stock. In addition, any stock repurchases will be subject to an excise tax of 1% on the fair market value of net stock repurchases made after December 31, 2022. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. For additional information related to our Repurchase Program, please see Note 19, “Equity”, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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
For more information on risks related to cybersecurity and data security, see Item 1A. “Risk Factors - Risks Related to Our Regulatory Environment” and “Risk Factors - General Risk Factors”. On April 27, 2025, we identified unauthorized activity on our on-premise network. As a result of this incident, certain of our manufacturing facilities temporarily operated at less than normal levels, and our ability to process, fulfill, and ship customer orders timely was temporarily impacted. We have completed restoration of our affected systems and continue to monitor our environment. We have implemented additional security measures and continue to evaluate and enhance our cybersecurity policies, procedures, and controls. We continue to evaluate and refine our cybersecurity practices to help mitigate the risk of similar incidents in the future.
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
Leadership of our cybersecurity efforts is provided by our VP, Cybersecurity & Infrastructure, a seasoned expert with over a decade of experience. This role ensures continuous program improvement and alignments with evolving threats and standards.
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

ITEM 2.     PROPERTIES
Our U.S. corporate headquarters is located in Irvine, California. We own and or lease facilities globally that are utilized for research and development, engineering, sales, administrative, manufacturing, distribution and warehousing. The following is a summary of our material facilities:

Location	Ownership Status (Owned/Leased)	Approximate Square Footage	Lease Term	Business Segment	Primary Usage
Pasir Gudang, Malaysia	Leased	329,000	April 2029	Healthcare	Manufacturing, warehousing and distribution
Irvine, California	Owned	314,000	N/A	Healthcare	Executive offices, engineering, research and development
Mexicali, Mexico	Leased	291,700	May 2027, August 2029, December 2035	Healthcare	Manufacturing, warehousing and distribution
Irvine, California	Leased	103,000	November 2026, January 2032	Healthcare	Sales and administrative, warehousing, manufacturing and distribution
Hudson, New Hampshire	Owned	87,000	N/A	Healthcare	Manufacturing, warehousing and distribution
Neuchatel, Switzerland	Owned	79,000	N/A	Healthcare	Sales and administrative
Oude Meer, Netherlands	Leased	62,000	January 2030	Healthcare	Warehousing and distribution
Riyadh, Saudi Arabia	Leased	33,000	April 2026, October 2026	Healthcare	Manufacturing, warehousing, distribution and trading
San Luis Ray, Mexico	Leased	11,000	December 2028	Healthcare	Manufacturing, warehousing and distribution
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the Nasdaq Global Select Market under the symbol “MASI”. As of January 30, 2026, the closing price of our stock was $137.33 per share, and the number of stockholders of record, excluding persons whose stock is in nominee or “street name” accounts through brokers, was 26.
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
The following stock performance graph compares total stockholder returns for our common stock from January 2, 2021 through January 3, 2026 against the Nasdaq Market Composite Index and Nasdaq Health Care Index, assuming a $100 investment made on January 2, 2021. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Masimo Corporation, the Nasdaq Market Composite Index, and
the Nasdaq Health Care Index

$200
$175
$150
$125
$100
$75
$50
$25
$0
1/2/2021
1/1/2022
12/31/2022
12/30/2023
12/28/2024
01/03/2026
Masimo Corporation
Nasdaq Composite
Nasdaq Health Care**

*$100 invested on 1/2/2021 in stock or in index, including reinvestment of dividends. Indexes calculated on month-end basis.
**During fiscal 2023, the Nasdaq Medical Equipment Index was discontinued and replaced with the Nasdaq Health Care Index.

Stock Repurchase Programs
In June 2022, our Board approved a stock repurchase program, authorizing us to purchase up to 5.0 million shares of our common stock on or before December 31, 2027 (Repurchase Program). The Repurchase Program became effective in July 2022. We expect to fund the Repurchase Program through our available cash, cash expected to be generated from future operations, our Credit Facility and other potential sources of capital. The Repurchase Program can be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. Approximately 1.1 million shares were repurchased pursuant to the Repurchase Program during the quarter ended January 3, 2026. As of January 3, 2026, 2.5 million shares remained available for repurchase pursuant to the Repurchase Program.
During the three months ended January 3, 2026, we effected stock repurchases pursuant to the Repurchase Program. Shares repurchased by us or withheld to satisfy tax withholding obligations during each fiscal month of the quarter ended January 3, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
September 27, 2025 to October 25, 2025	1,131,017	$146.58	1,131,017	2,524,819
October 26, 2025 to November 22, 2025	—	—	—	2,524,819
November 23, 2025 to January 3, 2026	—	—	—	2,524,819
Total	1,131,017	$146.58	1,131,017	2,524,819
_____________
(1)    In June 2022, our board of directors authorized the Repurchase Program, whereby we may repurchase up to 5.0 million shares of our common stock. The Repurchase Program can be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.
Issuer Repurchases and Withholdings of Equity Securities
During the year ended January 3, 2026, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of equity grants by withholding shares of our common stock, with an aggregate fair market value on the date of vesting equal to the tax withholding obligations, from the shares of our common stock actually issued in connection with such award. Shares withheld to satisfy tax withholding obligations for the years ended January 3, 2026 and December 28, 2024 were as follows (in millions, except shares withheld and per share amounts):

	Three Months Ended		Year Ended
	January 3, 2026	December 28, 2024	January 3, 2026	December 28, 2024
Shares withheld	29,687	34,976	109,323	80,643
Average cost per share	$145.62	$166.69	$164.22	$149.58
Value of shares withheld	$4.3	$5.8	$18.0	$12.1
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

Recent Developments
On February 16, 2026, the Company entered into the Merger Agreement with Danaher and Merger Sub, pursuant to which, among other things, the Merger will occur, whereby Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Danaher. As set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock of the Company (other than any shares owned by Parent, Merger Sub or the Company or any of their wholly owned subsidiaries or shares in respect of which appraisal has been duly demanded, and not effectively withdrawn or otherwise waived or lost, pursuant to Section 262 of the General Corporation Law of the State of Delaware) issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive $180.00 in cash, without interest. The Merger is expected to close in the second half of 2026, subject to customary closing conditions, including approval by our stockholders and the receipt of required regulatory approvals.
If the Merger is completed, our common stock will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable following the effective time.
In connection with the proposed Merger, we have incurred significant costs in the first quarter of fiscal 2026 and expect to continue to incur additional financial advisory, legal, accounting, and other professional fees prior to the completion of the Merger, which could be significant.
Additional information about the Merger Agreement and the Merger will be set forth in the Company’s Definitive Proxy Statement on Schedule 14A that will be filed with the SEC.
Executive Overview
We are a global medical technology company that develops and produces a wide array of industry-leading monitoring technologies, including innovative measurements technologies, sensors, and patient monitors. Powered by the Masimo Hospital Automation™ and Masimo SafetyNet® platforms, Masimo connectivity, automation, telehealth and telemonitoring solutions are improving and automating patient care in the hospital.
Healthcare
Our healthcare business develops, manufactures and markets a variety of noninvasive patient monitoring technologies, hospital automation® and connectivity solutions and remote monitoring devices. Our healthcare products and patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software, cables and other services. We primarily sell our products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long-term care facilities and through our direct sales force, distributors and original equipment manufacturer (OEM) partners, such as GE Healthcare, Hillrom, Mindray, Philips, Physio-Control, Zoll, among others.
Our core measurement technologies are our breakthrough Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry, and advanced rainbow® Pulse CO-Oximetry parameters such as noninvasive hemoglobin (SpHb®), alongside many other modalities, including brain function monitoring, hemodynamic monitoring, regional oximetry, acoustic respiration rate monitoring, capnography and gas monitoring, and telehealth solutions.
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
Outlook and Strategy
We are excited about the long-term prospects of patient care, hospital automation® and advancing our initiatives of expanding patient monitoring through the hospital, and into other growth markets such as outpatient and ambulatory surgery centers. The widespread caregiver shortage demands have created transformative changes in the healthcare space. Patients continue to gravitate toward products that can extend the reach of physicians without any compromise on the quality of care.
We continue to seek out differentiated growth opportunities to cross-leverage technologies, while continuing to advance our integration technologies into the hospital to advance hospital automation® connectivity and cloud-based technologies.

Economic Trends and Developments Affecting Our Business
The healthcare market we operate in is highly competitive, dynamic, and experienced a number of headwinds over the past two years. These included, but were not limited to supply chain volatility, inflationary pressures, interest rates volatility, fluctuations in energy costs, recessionary trends, foreign currency fluctuations, tariffs, increases in unemployment rates, geo-political uncertainty and the U.S. government shutdown. All of these have affected the global economic environment costs, along with the healthcare facility spending trends and consumer spending behaviors which ultimately affect our performance. While we experienced volatility in our healthcare business, we continue to be optimistic about our long-term growth and prospects.
During the fourth quarter of 2024, we implemented a strategic realignment initiative to refocus on profitability, maximizing our return on invested capital, in an effort to drive stronger returns for our stockholders going into 2025. In the second quarter of 2025, we announced that we had entered into a definitive agreement to sell our non-healthcare business, and subsequently in the third quarter of 2025, completed the sale. Please see “Separation of Non-Healthcare Operations” under Part I, Item 1—“Business” for additional details on the divestiture.
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
On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business.
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
Seasonality
Our business is influenced by many factors, including but not limited to: new product releases, acquisitions, regulatory approvals, holiday schedules, hospital census, clinicians, nurses and hospital personnel, the timing of the influenza season, inflationary and recessionary pressures, among many other factors.
Historically, revenues in the third quarter of each fiscal year have represented a lower percentage of revenue due to the seasonality of the U.S., European and Japanese markets, where summer vacation schedules normally result in fewer elective procedures utilizing our healthcare products.
Contract Conversions and Installations
During the second quarter and continuing into the third and fourth quarters of 2023, we achieved substantial market share gains through contract acquisitions as new hospital customers continued to switch to Masimo technology at rapid rates. However, conversions of new customers who have contracted to switch to Masimo were less than expected due to continued labor shortages in hospitals and our OEM partners not being able to provide the patient monitoring equipment needed to complete the installations in a timely manner; thereby impacting our second, third and fourth quarter 2023 healthcare revenues. The installation challenges we experienced in fiscal 2023 increased our backlog systems installations into fiscal 2024, which carried over into fiscal 2025. In fiscal 2025, we achieved record level of new customer conversions along with expanded hospital agreements with our existing customers, which has added to the installation backlogs.

While we previously faced obstacles such as labor shortages in hospitals, our 2025 performance serves as a positive indication that our growth strategy is working. We continue to be vigilant in our efforts to address the labor shortages, including engaging additional third-party installation service providers. Our hospital business continued to be strong, as our growth in contracting reflects.
Ongoing Russian-Ukraine Conflict, Israel-Palestine-Iran Conflicts
We continue to monitor the uncertainty and geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Palestine conflict, and the Israel-Iran conflict, including the involvement of the United States, with respect to on-going business in such regions, and are continuing to support existing patient populations while remaining compliant with all applicable U.S. and EU sanctions and regulations, where applicable. While none of Russia, the Ukraine or Israel constitute a material portion of our business, a significant escalation or expansion of economic disruption or the current scope of the conflicts in either geographic region, including the Middle East, could have an impact on our business. Future orders for Russia have been halted indefinitely. For the three and twelve months ended January 3, 2026, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.
Results of Operations for the Years Ended January 3, 2026 and December 28, 2024
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue:

	Year Ended January 3, 2026		Year Ended December 28, 2024
	Amount (in millions)	% of Revenue	Amount (in millions)	% of Revenue
Revenue:
Product revenue	$1,408.4	92.2%	$1,281.1	91.8%
Related party revenue	118.5	7.8	114.1	8.2
Total revenue	1,526.9	100.0	1,395.2	100.0
Cost of goods sold	581.7	38.1	600.9	43.1
Gross profit	945.2	61.9	794.3	56.9
Operating expenses:
Selling, general and administrative	506.0	33.1	548.6	39.3
Research and development	126.4	8.3	182.2	13.1
Litigation settlements	2.8	0.2	0.5	—
Total operating expenses	635.2	41.6	731.3	52.4
Operating income	310.0	20.3	63.0	4.5
Non-operating loss	(37.4)	(2.4)	(41.2)	(3.0)
Income from continuing operations before provision for income taxes	272.6	17.9	21.8	1.5
Provision for income taxes	64.9	4.3	5.6	0.4
Net income from continuing operations, net of tax	207.7	13.6	16.2	1.1
Net (loss) from discontinued operations, net of tax	(359.2)	(23.5)	(321.1)	(23.0)
Net (loss)	$(151.5)	(9.9)%	$(304.9)	(21.9)%
Comparison of the Year ended January 3, 2026 to the Year ended December 28, 2024
Revenue. Revenue is comprised of hospital products and services. The following table details our revenues for each of the years ended January 3, 2026 and December 28, 2024:

Revenue ( in millions, except percentages)
Year Ended January 3, 2026	Percentage of Revenues	Year Ended December 28, 2024	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$1,526.9	100.0%	$1,395.2	100.0%	$131.7	9.4%

Revenue increased 9.4%, or $131.7 million to $1,526.9 million for the year ended January 3, 2026, compared to $1,395.2 million for the year ended December 28, 2024. This increase was driven by higher growth in consumable sales, and the additional selling week over the prior year due to our conventional 52/53 fiscal calendar. Revenues were favorably impacted by approximately $0.9 million of foreign exchange rate movements from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels increased $113.3 million, or 9.0%, to $1,376.9 million for the year ended January 3, 2026, compared to $1,263.6 million for the year ended December 28, 2024. Revenues from our OEM channel increased $18.4 million, or 14.0%, to $150.0 million for the year ended January 3, 2026, as compared to $131.6 million for the year ended December 28, 2024.
During the year ended January 3, 2026, we shipped approximately 270,600 noninvasive technology board monitors, an increase of approximately 36,000 units, or 15.3%, over the year ended December 28, 2024.
Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the years ended January 3, 2026 and December 28, 2024 were as follows:

Gross Profit (in millions, except percentages)
Year Ended January 3, 2026	Percentage of Revenues	Year Ended December 28, 2024	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$945.2	61.9%	$794.3	56.9%	$150.9	19.0%
Gross profit increased $150.9 million to $945.2 million for the year ended January 3, 2026, from $794.3 million for the year ended December 28, 2024, primarily due to increased sales volumes. Gross profit as a percentage of revenue, increased to 61.9% for the year ended January 3, 2026, from 56.9% for the year ended December 28, 2024.
The increase in gross profit for the year ended January 3, 2026, compared to the year ended December 28, 2024, was also driven by the absence of certain strategic realignment initiative charges recognized for the year ended December 28, 2024, which did not reoccur for the year ended January 3, 2026. As a result of the strategic realignment initiative, improved manufacturing efficiencies from the transition of high volume sensor manufacturing to Malaysia, and a beneficial product mix, the gross profit increased during the year ended January 3, 2026.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the years ended January 3, 2026 and December 28, 2024 were as follows:

Selling, General and Administrative (in millions, except percentages)
Year Ended January 3, 2026	Percentage of Revenues	Year Ended December 28, 2024	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$506.0	33.1%	$548.6	39.3%	$(42.6)	(7.8)%
Selling, general and administrative expenses decreased $42.6 million, or 7.8%, to $506.0 million for the year ended January 3, 2026, from $548.6 million for the year ended December 28, 2024. This decrease was primarily attributable to lower legal and professional fees of approximately $31.0 million, lower occupancy, offices and other expenses of approximately $16.7 million, and lower advertising and marketing-related expenses of approximately $12.4 million, which were offset by higher compensation and other employee-related costs of approximately $16.4 million. Furthermore, the expenses for the year ended January 3, 2026, increased by approximately $5.7 million related to the cybersecurity event offset partially by insurance reimbursement of approximately $4.8 million.

The decrease in selling, general and administrative expenses for the year ended January 3, 2026, compared to the year ended December 28, 2024, was also driven by the absence of certain strategic realignment charges recognized for the year ended December 28, 2024, which did not reoccur for the year ended January 3, 2026.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the years ended January 3, 2026 and December 28, 2024 were as follows:

Research and Development (in millions, except percentages)
Year Ended January 3, 2026	Percentage of Revenues	Year Ended December 28, 2024	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$126.4	8.3%	$182.2	13.1%	$(55.8)	(30.6)%
Research and development expenses decreased $55.8 million, or 30.6%, to $126.4 million for the year ended January 3, 2026 from $182.2 million for the year ended December 28, 2024, primarily due to lower occupancy, offices and other expenses of approximately of $33.5 million, lower compensation and employee-related costs of approximately $22.0 million, lower patent and other amortization costs of approximately of $5.8 million, and lower professional fees of approximately $0.3 million, which were partially offset by higher engineering project costs of approximately $5.8 million.
The decrease in research and development expenses for the year ended January 3, 2026, compared to the year ended December 28, 2024, was also driven by the absence of certain strategic realignment charges recognized for the year ended December 28, 2024, which did not reoccur for the year ended January 3, 2026.
Litigation settlements. Litigation settlements consist primarily of litigation related settlements and other legal expenses. Litigation settlements for the years ended January 3, 2026 and December 28, 2024 were as follows:

Litigation Settlements (in millions, except percentages)
Year Ended January 3, 2026	Percentage of Revenues	Year Ended December 28, 2024	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$2.8	0.2%	$0.5	—%	$2.3	460.0%
Litigation settlements increased $2.3 million to $2.8 million for the year ended January 3, 2026, as compared to $0.5 million for the year ended December 28, 2024, related to litigation settlements in the current period, as these settlements vary in their characteristics and frequency.
Non-operating Loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the years ended January 3, 2026 and December 28, 2024 was as follows:

Non-operating Loss (in millions, except percentages)
Year Ended January 3, 2026	Percentage of Revenues	Year Ended December 28, 2024	Percentage of Revenues	(Decrease)/ Increase	Percentage Change
$(37.4)	(2.4)%	$(41.2)	(3.0)%	$3.8	(9.2)%
Non-operating loss was $37.4 million for the year ended January 3, 2026 compared to $41.2 million of non-operating loss for the year ended December 28, 2024. This reduction in non-operating loss of approximately $3.8 million was primarily due to a decrease of interest expense incurred under our various lines of credit and the borrowing facilities of approximately $33.2 million, which was offset by $3.4 million of interest income on cash deposits in combination with approximately $7.6 million of net realized and unrealized foreign currency denominated transactions during the year ended January 3, 2026.
Provision for Income Taxes. Our provision for income taxes for the years ended January 3, 2026 and December 28, 2024 were as follows:

(Benefit) Provision for Income Taxes (in millions, except percentages)
Year Ended January 3, 2026	Percentage of Revenues	Year Ended December 28, 2024	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$64.9	4.3%	$5.6	0.4%	$59.3	1,058.9%

Our provision for income taxes was $64.9 million for the year ended January 3, 2026 compared to $5.6 million for the year ended December 28, 2024. Our effective tax rate was 23.8% for the year ended January 3, 2026 compared to 25.7% for the year ended December 28, 2024. This decrease in our effective tax rate for the year ended January 3, 2026 resulted primarily from changes in geographic composition of income.
We have made no provision for U.S. income taxes or foreign withholding taxes on approximately $531.3 million in accumulated earnings from our foreign subsidiaries as we expect that such amounts will continue to be indefinitely reinvested in operations outside the U.S. Our actual future effective income tax rate will depend on various factors, including the geographic composition of our pre-tax income, the amount of excess tax benefits realized from U.S. stock-based compensation, the amount of our research and development tax credits, the deductibility of executive compensation, changes in tax laws, changes in deferred tax asset valuation allowances and the recognition and derecognition of tax benefits associated with uncertain tax positions.

Results of Operations for the Years Ended December 28, 2024 and December 30, 2023
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue:

	Year Ended December 28, 2024		Year Ended December 30, 2023
	Amount (in millions)	% of Revenue	Amount	% of Revenue
Revenue:
Product revenue	$1,281.1	91.8%	$1,181.6	92.6%
Related party revenue	114.1	8.2	93.9	7.4
Total revenue	1,395.2	100.0	1,275.5	100.0
Cost of goods sold	600.9	43.1	509.9	40.0
Gross profit	794.3	56.9	765.6	60.0
Operating expenses:
Selling, general and administrative	548.6	39.3	451.3	35.4
Research and development	182.2	13.1	130.5	10.2
Litigation settlements	0.5	—	17.8	1.4
Total operating expenses	731.3	52.4	599.6	47.1
Operating income	63.0	4.5	166.0	12.9
Non-operating loss	(41.2)	(3.0)	(53.0)	(4.2)
Income from continuing operations before provision for income taxes	21.8	1.5	113.0	8.8
Provision for income taxes	5.6	0.4	5.3	0.4
Net income from continuing operations, net of tax	16.2	1.1	107.7	8.4
Net (loss) from discontinued operations, net of tax	(321.1)	(23.0)	(26.2)	(2.1)
Net (loss) income	$(304.9)	(21.9)%	$81.5	6.3%
Comparison of the Year ended December 28, 2024 to the Year ended December 30, 2023

Revenue ( in millions, except percentages)
Year Ended December 28, 2024	Percentage of Revenues	Year Ended December 30, 2023	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$1,395.2	100.0%	$1,275.5	100.0%	$119.7	9.4%
Revenue increased 9.4%, or $119.7 million to $1,395.2 million for the year ended December 28, 2024, compared to $1,275.5 million for the year ended December 30, 2023. This increase was driven by continued growth in hospital contracting both inside and outside the U.S. as well as a return to normal hospital ordering patterns after a weak prior year. Revenues were unfavorably impacted by approximately $4.9 million of foreign exchange rate movements from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels increased $118.6 million, or 10.4%, to $1,263.6 million for the year ended December 28, 2024, compared to $1,145.0 million for the year ended December 30, 2023. Revenues from our OEM channel increased $1.1 million, or 0.8%, to $131.6 million for the year ended December 28, 2024, as compared to $130.5 million for the year ended December 30, 2023.
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

Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the years ended December 28, 2024 and December 30, 2023 were as follows:

Gross Profit (in millions, except percentages)
Year Ended December 28, 2024	Percentage of Revenues	Year Ended December 30, 2023	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$794.3	56.9%	$765.6	60.0%	$28.7	3.7%
Gross profit increased $28.7 million to $794.3 million for the year ended December 28, 2024, from $765.6 million for the year ended December 30, 2023, primarily due to increased sales volumes offset by various charges for certain products that were earmarked “end of life” or included in the strategic realignment initiative, which are no longer going to be supported or expected to be brought to market. These inventory related charges also had a negative impact to our gross profit as a percentage of revenue, which decreased to 56.9% for the year ended December 28, 2024, from 60.0% for the year ended December 30, 2023.
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

Selling, General and Administrative (in millions, except percentages)
Year Ended December 28, 2024	Percentage of Net Revenues	Year Ended December 30, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$548.6	39.3%	$451.3	35.4%	$97.3	21.6%
Selling, general and administrative expenses increased $97.3 million, or 21.6%, to $548.6 million for the year ended December 28, 2024 from $451.3 million for the year ended December 30, 2023. This increase was primarily attributable to higher occupancy, offices and other expenses of approximately $36.5 million, higher compensation and other employee-related costs of approximately $34.1 million, higher legal and professional fees of approximately $22.1 million, higher advertising and marketing-related expenses of approximately $4.1 million, and higher patent and other amortization costs of approximately $0.4 million.
Included within selling, general, and administrative expenses for the year ended December 28, 2024, was certain strategic realignment initiative charges of $31.0 million, primarily consisting of severance packages related to workforce reductions, facility exit costs and lease impairments, and charges for patent and license abandonments.
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

Research and Development (in millions, except percentages)
Year Ended December 28, 2024	Percentage of Net Revenues	Year Ended December 30, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$182.2	13.1%	$130.5	10.2%	$51.7	39.6%
Research and development expenses increased $51.7 million, or 39.6%, to $182.2 million for the year ended December 28, 2024 from $130.5 million for the year ended December 30, 2023. This increase was primarily attributable to higher occupancy, offices and other expenses of approximately $30.6 million, higher compensation and other employee-related costs of approximately $17.7 million, and higher patent and other amortization costs of approximately $5.3 million, which were partially offset by lower engineering project costs of approximately $1.1 million and lower legal and professional fees of approximately $0.9 million.
Included within research and development expenses for the year ended December 28, 2024, was certain strategic realignment initiative charges of $36.0 million, primarily consisting of severance packages related to workforce reductions, the write off of capitalized research and development costs for projects and products that are no longer being supported and/or expected to be brought to market.

Litigation settlements. Litigation settlements consist primarily of litigation related settlements and other legal expenses. Litigation settlements for the years ended December 28, 2024 and December 30, 2023 were as follows:

Litigation Settlements (in millions, except percentages)
Year Ended December 28, 2024	Percentage of Revenues	Year Ended December 30, 2023	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$0.5	—%	$17.8	1.4%	$(17.3)	(97.2)%
Litigation settlements decreased $17.3 million to $0.5 million for the year ended January 3, 2026, as compared to $17.8 million for the year ended December 30, 2023. This decrease related to a litigation settlement of approximately $17.8 million made to Politan’s lawsuit against Masimo during the year ended December 30, 2023.
Non-operating Loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the years ended December 28, 2024 and December 30, 2023 were as follows:

Non-operating Loss (in millions, except percentages)
Year Ended December 28, 2024	Percentage of Net Revenues	Year Ended December 30, 2023	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(41.2)	(3.0)%	$(53.0)	(4.2)%	$11.8	(22.3)%
Non-operating loss was $41.2 million for the year ended December 28, 2024, as compared to $53.0 million for the year ended December 30, 2023. This reduction in non-operating loss of approximately $11.8 million was primarily due to a lower interest expense incurred under our various lines of credit and the borrowing facilities of approximately $41.2 million, and net realized and unrealized losses on foreign currency denominated transactions of approximately $4.4 million, which was offset by $4.4 million of interest income on cash deposits during the year ended December 28, 2024.
Provision for Income Taxes. Our provision for income taxes for fiscal years December 28, 2024 and December 30, 2023 was as follows (dollars in millions):

Provision for Income Taxes (in millions, except percentages)
Year Ended December 28, 2024	Percentage of Net Revenues	Year Ended December 28, 2024	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$5.6	0.4%	$5.3	0.4%	$0.3	5.7%
Our provision for income taxes was $5.6 million for the year ended December 28, 2024, as compared to $5.3 million for the year ended December 30, 2023. Our effective tax rate was 25.7% for the year ended December 28, 2024 compared to 4.7% for the year ended December 30, 2023. This increase in our effective tax rate for the year ended December 28, 2024 resulted primarily from certain non-deductible items and income tax credits for the year ended December 30, 2023.

Liquidity, Capital Resources and Prospective Capital Requirements
Our principal sources of liquidity consist of existing cash and cash equivalents, future funds expected to be generated from operations and available borrowing capacity under our Revolving Credit Facility. This Credit Facility provides $750.0 million in unsecured borrowings and a $50.0 million sublimit for letters of credit. For further information, see Note 15, “Debt,” in Part IV, Item 15(a) of this Annual Report on Form 10-K.
As of January 3, 2026, we had approximately $554.4 million in working capital, of which approximately $152.3 million was in cash and cash equivalents, as compared to approximately $608.1 million in working capital, of which approximately $123.6 million was in cash and cash equivalents as of December 28, 2024. As of January 3, 2026, we had approximately $467.6 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Facility.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of January 3, 2026, we had cash totaling $50.4 million held outside of the U.S., of which approximately $31.9 million was accessible without additional tax cost and approximately $18.5 million was accessible at an incremental estimated tax cost of up to $0.1 million. We currently have sufficient domestic funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our domestic operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Our cash requirements depend on numerous factors, including, but not limited to, market acceptance of our technologies, our continued ability to commercialize new products and to create or improve our technologies and applications, expansion of our global footprint through acquisitions and/or strategic investments in technologies or technology companies, hedging and derivative activities, investments in property and equipment, the impact of disruptions to the manufacturing industry supply chain for key components, inflation, repurchases of our stock under our authorized stock repurchase program, costs related to our domestic and international regulatory requirements and other long-term commitment and contingencies. For further information see Note 24,“Commitments and Contingencies” to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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
Should we require additional funds in the future to support our working capital requirements or for other purposes, we may seek to raise such additional funds through debt financing, as well as from other sources such as through our effective automatic shelf registration statement on Form S-3 (File No. 333-285240) on file with the SEC, pursuant to which we may offer an unspecified amount of debt, equity, and other securities. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.
Cash Flows

The following table summarizes our cash flows (in millions):
	Year Ended
	January 3, 2026	December 28, 2024
Net cash provided by (used in):
Operating activities	$217.2	$162.5
Investing activities	(3.4)	(24.9)
Financing activities	(518.1)	(133.4)
Effect of foreign currency exchange rates on cash	(0.3)	(6.4)
Increase in cash, cash equivalents, and restricted cash	$(28.1)	$13.2

Operating Activities. Cash provided by operating activities was approximately $217.2 million for the year ended January 3, 2026, generated primarily from net income from operations of $207.7 million which were increased by non-cash activities, including depreciation and amortization of $38.8 million, stock-based compensation of $35.8 million, deferred income tax benefit of $11.8 million, and loss on disposal of inventory, equipment, and other assets of $7.0 million. Other major changes in operating assets and liabilities include decreases in accounts payable, lease receivable, other current assets, accrued liabilities, other non-current assets, and accounts receivable of $27.1 million, $15.7 million, $11.5 million, $7.3 million, $5.5 million, and $2.2 million, respectively, primarily due to timing of payments; an increase in inventories, accrued compensation, other non-current liabilities, income taxes payable, deferred revenue and other contract-related liabilities, and deferred costs and other contract assets of $112.1 million, $12.2 million, $5.1 million, $3.9 million, $3.7 million, and $2.5 million, respectively, primarily due to inventory build-up and timing of payments.
For the year ended December 28, 2024, cash provided by operating activities was approximately $162.5 million, generated primarily from net income from operations of $16.2 million which were increased by non-cash activities, including loss on disposal of inventory, equipment, and other assets of $96.8 million, depreciation and amortization of $48.5 million, and stock-based compensation of $36.1 million, partially offset by a deferred income tax benefit of $23.3 million. Other major changes in operating assets and liabilities include decreases in lease receivable, other current assets, other non-current liabilities, and income taxes payable of $12.7 million, $7.8 million, $5.6 million, and $5.4 million, respectively, primarily due to timing of payments; an increase in accounts receivable, inventories, accrued compensation, deferred revenue and other contract-related liabilities, accrued liabilities, accounts payable, deferred costs and other contract assets, and other non-current assets of $55.3 million, $22.5 million, $22.2 million, $17.9 million, $15.6 million, $10.6 million, $3.9 million, and $2.0 million, respectively, primarily due to timing of payments and inventory build-up.
Investing Activities. Cash used in investing activities for the year ended January 3, 2026 was approximately $3.4 million, consisting primarily of approximately $19.4 million for purchases of property and equipment, and approximately $5.3 million of capitalized intangible asset related primarily to patent and trademark costs and license fees, which were offset by approximately of $19.6 million from the sale of property and equipment, and approximately of $1.7 million from the sale of strategic investments.
For the year ended December 28, 2024, cash used in investing activities was approximately $24.9 million, consisting primarily of approximately $21.1 million for purchases of property and equipment, approximately $17.2 million of capitalized intangible asset related primarily to patent and trademark costs and license fees, and approximately $0.1 million of strategic investments, which were offset by approximately of $13.5 million from the sale of property and equipment.
Financing Activities. Cash used in financing activities for the year ended January 3, 2026 was approximately $518.1 million, consisting primarily of repayments on the line of credit of approximately $1,281.5 million, repurchases of common stock of approximately $363.7 million, withholding of shares for employee payroll taxes for vested equity awards of approximately $18.0 million, and debt issuance costs of approximately $3.7 million, which were offset by proceeds from borrowings under the line of credit of approximately $1,077.4 million and the issuance of common stock related to employee equity awards of approximately $71.4 million.
For the year ended December 28, 2024, cash used in financing activities was approximately $133.4 million, consisting primarily of repayments on the line of credit of approximately $235.8 million, and withholding of shares for employee payroll taxes for vested equity awards of approximately $11.8 million, which were offset by proceeds from borrowings under the line of credit of approximately $89.0 million and the issuance of common stock related to employee equity awards of approximately $25.2 million.
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
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment, we have the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. We have one reporting unit, healthcare. Our qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and Company-specific factors, including: (i) severe adverse industry or economic trends; (ii) significant Company-specific actions; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below its net book value. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, or if we elect to bypass the qualitative analysis, then we perform a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of such reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to such reporting unit. The annual impairment test is performed during the fourth fiscal quarter.
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
As a multinational corporation, we are subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. We have concluded all U.S. federal income tax matters for years through 2021 and all material state, local and foreign income tax matters for years through 2018. Given the foregoing, our actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of January 3, 2026, the carrying value of our cash equivalents approximated fair value. We manage our risk associated with interest rate fluctuations related to interest expenses under our Credit Facility by engaging in hedging activities. Since July 2022, we have entered into various interest rate swap contracts to hedge our exposure to changes in cash flows associated with our outstanding debt with variable interest rates. The interest rate swap contracts have maturities averaging five years or less. See Note 17, “Derivative Instruments and Hedging Activities”, to our accompanying consolidated financial statements included in Item 15(a) of this Annual Report on Form 10-K for further details.
A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments, interest income by approximately $0.1 million for each $10.0 million in interest-bearing investments and by $0.1 million for each additional $10.0 million of investments.
A hypothetical 100 basis point change in interest rates would increase or decrease our interest expense by approximately $0.3 million for the quarter ended January 3, 2026 and approximately $1.0 million for the year ended January 3, 2026, in each case based on average debt outstanding and net of interest rate swap contracts.
We sponsor several defined benefit pension plans covering certain international employees. The aggregate fair value of the plans’ investments was $24.8 million as of January 3, 2026. The plans’ assets may be subject to market risk, interest rate risk, and credit risk, which may affect the value of the plans’ assets and the funding of the plans.
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
The balance sheets of each of our foreign subsidiaries whose functional currency is not the U.S. Dollar are translated into U.S. Dollars at the rate of exchange at the balance sheet date and the statements of comprehensive income and cash flows are translated into U.S. Dollars using an approximation of the average monthly exchange rates applicable during the period. Any foreign exchange gain or loss as a result of translating the balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar is included in equity as a component of accumulated other comprehensive income. Our foreign currency exchange rate exposures are primarily with the Saudi Riyal and European Euro. Foreign currency exchange rates may experience significant volatility from one period to the next.
We do not use derivatives or financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of January 3, 2026 would have resulted in an estimated reduction of $38.9 million in reported pre-tax income for the year ended January 3, 2026. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
Inflation Risk
We believe that inflationary pressures on commodity prices, labor costs, and transportation directly impacted our business during the year ended 2024. Though we believe that the easing of interest rates throughout 2024 had a positive impact on the return of consumer discretionary spending in 2025, any inherent volatility could have a significant material adverse effect on our business, financial condition or results of operations, and may have an adverse effect on us in the future. We are unable to estimate or determine the exact impact of inflation on our global business, financial condition or results of operations during the periods presented.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2026.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 3, 2026. Their attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 3, 2026 is included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the three months ended January 3, 2026, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
During the three months ended January 3, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2026 (2026 Proxy Statement).
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement.

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

2.1^
Agreement and Plan of Merger, dated as of February 16, 2026, by and among Masimo Corporation, Danaher Corporation and Mobius Merger Sub, Inc. (incorporated by reference herein to Exhibit 2.1 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026).

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

3.3
Sixth Amended and Restated Bylaws of Masimo Corporation dated February 12, 2025 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2025).

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

10.3#
Amended and Restated 2007 Severance Protection Plan and Summary Plan Description, effective December 31, 2008 (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 15, 2013).

10.4#
Masimo Corporation 2017 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33642) filed with the Securities and Exchange Commission on April 12, 2017).

10.5#
Masimo Corporation Executive Bonus Incentive Plan (incorporated herein by reference to Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33642) filed with the Securities and Exchange Commission on April 16, 2020).

10.6†
Manufacturing and Purchase Agreement, dated October 2, 2008, by and between Analog Devices, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022).

10.7†
Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

10.8†
Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2022).

Exhibit Number	Description of Document

10.9†
Lease Agreement effective as of September 1, 2007, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2019).

10.10†
First Amendment, Lease Agreement effective as of December 17, 2013, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2021).

10.11^
Third Amendment Agreement, dated August 1, 2024, entered into by and between Industrial Vallera de Mexicali, S.A. de C.V and Masimo Corporation (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024).

10.12^*	Fifth Amendment Agreement, dated November 28, 2025, entered into by and and between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor.

10.13†
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

10.14†
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

10.15†
Third Amendment to Settlement Agreement and Release of Claims, dated as of September 1, 2016, by and among Masimo Corporation and Cercacor Laboratories, Inc., and Medtronic Plc., Covidien LP, Nellcor Puritan Bennett LLC and Covidien Holdings Inc.

10.16+
Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (No. 333-142171) originally filed with the Securities and Exchange Commission on April 17, 2007).

10.17
Services Agreement, effective January 1, 2007, between Willow Laboratories, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (No. 333-142171) originally filed with the Securities and Exchange Commission on April 17, 2007).

10.18†
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

10.20
Single-Tenant Lease, relating to the premises at 9600 Jeronimo, dated as of July 13, 2016, by and between Masimo Corporation and The Irvine Company LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2016).

10.21†
Settlement Agreement, dated November 5, 2016, by and between Masimo Corporation, Masimo International Technologies SARL and Masimo International SARL and Koninklijke Philips N.V. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2016).

10.22#
Offer Letter, dated September 22, 2017, between the Company and Micah Young (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017).

10.23#
Amended and Restated 2007 Severance Protection Plan Agreement, dated March 30, 2022, by and between the Registrant and Micah Young (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2022).

Exhibit Number	Description of Document
10.24#
Offer letter, by and between Masimo Corporation and Catherine Szyman, dated January 17, 2025 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2025).

10.25#
Offer letter, by and between Masimo Corporation and Lisa Hellmann, dated March 24, 2025 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2025).

10.26#
Offer letter, by and between Masimo Corporation and Tim Benner, dated April 25, 2025 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2025).

10.27#
Offer letter, by and between Masimo Corporation and Omar Ahmed, dated July 3, 2025 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2025).

10.28#
Offer letter, by and between Masimo Corporation and Greg Meehan, dated July 8, 2025 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2025).

10.29#
Offer letter, by and between Masimo Corporation and Charles Dadswell, dated August 11, 2025 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2025).

10.30#
Amended and Restated 2007 Severance Protection Plan Agreement, dated May 23, 2025, by and between the Registrant and Lisa Hellmann (incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2025).

10.30*	Credit Agreement dated as of December 1, 2025, among Masimo Corporation as the Borrower, the Lenders and Issuing Banks Party Hereto and Bank of America, N.A., as Administrative Agent.

10.31
Masimo Corporation Indemnity Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2025).

10.32‡
Stock Purchase Agreement, dated May 6, 2025, by and between Masimo Corporation and Harman International Industries, Incorporated (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

10.33
Voting and Support Agreement, dated as of February 16, 2026, by and among Masimo Corporation, Danaher Corporation, Mobius Merger Sub, Inc. and Politan Capital Management LP., (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange commission on February 17, 2026).

19	Masimo Insider Trading Policy (incorporated herein by reference to Exhibit 19 to the Registrant’s Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025).

21.1*	List of Registrant’s Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Catherine Szyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of Catherine Szyman, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

97
Masimo Corporation Clawback Policy (incorporated herein by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025).

__________
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 3, 2026 and December 28, 2024, (ii) Consolidated Statements of Operations for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, (iv) Consolidated Statements of Stockholders’ Equity for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, (v) Consolidated Statements of Cash Flows for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, and (vi) Notes to Consolidated Financial Statements.

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

Date:	February 26, 2026	By:	/s/ MICHELLE BRENNAN
Michelle Brennan
Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ CATHERINE SZYMAN	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Catherine Szyman

/s/ MICAH YOUNG	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Micah Young

/s/ PAUL HATAISHI	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Paul Hataishi

/s/ MICHELLE BRENNAN	Chairman of the Board	February 26, 2026
Michelle Brennan

/s/ QUENTIN KOFFEY	Vice Chairman of the Board and Director	February 26, 2026
Quentin Koffey

/s/ WENDY LANE	Director	February 26, 2026
Wendy Lane

/s/ TIMOTHY SCANNELL	Director	February 26, 2026
Timothy Scannell

/s/ DARLENE SOLOMON	Director	February 26, 2026

Darlene Solomon

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
MASIMO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the years ended January 3, 2026, December 28, 2024, and December 30, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for the years ended January 3, 2026, December 28, 2024, and December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026 expressed an unqualified opinion.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2006.
San Francisco, California
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of January 3, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 3, 2026, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
San Francisco, California
February 26, 2026

MASIMO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	January 3, 2026	December 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$152.3	$123.6
Trade accounts receivable, net of allowance for credit losses of $4.5 and $3.5 at January 3, 2026 and December 28, 2024, respectively	260.9	268.9
Related party receivables - (Note 3)	14.9	14.3
Assets held-for-sale - (Note 8)	—	17.4
Inventories	380.3	294.8
Other current assets	116.6	103.4
Other current assets, held-for-sale - (Note 18)	1.0	403.4
Total current assets	926.0	1,225.8
Lease receivable, non-current	43.1	58.7
Deferred costs and other contract assets	62.6	61.0
Property and equipment, net	355.1	337.0
Intangibles assets, net	52.1	61.6
Goodwill	101.0	96.7
Deferred tax assets	114.2	118.4
Other non-current assets	44.7	51.3
Other non-current assets, held-for-sale - (Note 18)	0.1	615.2
Total assets	$1,698.9	$2,625.7
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$103.0	$129.0
Accrued compensation	83.7	78.7
Deferred revenue and other contract-related liabilities, current	73.2	76.9
Other current liabilities	109.2	115.4
Other current liabilities, held-for-sale - (Note 18)	2.5	217.7
Total current liabilities	371.6	617.7
Long-term debt	518.0	714.3
Deferred tax liabilities	0.2	0.2
Other non-current liabilities	87.8	70.9
Other non-current liabilities, held-for-sale - (Note 18)	0.1	170.7
Total liabilities	977.7	1,573.8
Commitments and contingencies - (Note 24)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 shares authorized; 0.0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100.0 shares authorized; 52.1 and 53.6 shares issued and outstanding at January 3, 2026 and December 28, 2024, respectively	0.1	0.1
Treasury stock, 22.0 and 19.5 shares at January 3, 2026 and December 28, 2024, respectively	(1,534.9)	(1,169.2)
Additional paid-in capital	929.1	838.3
Accumulated other comprehensive loss	(12.5)	(108.2)
Retained earnings	1,339.4	1,490.9
Total stockholders’ equity	721.2	1,051.9
Total liabilities and stockholders’ equity	$1,698.9	$2,625.7
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)

	Year Ended January 3, 2026	Year Ended December 28, 2024	Year Ended December 30, 2023
Revenue:
Product revenue	$1,408.4	$1,281.1	$1,181.6
Related party revenue - (Note 3)	118.5	114.1	93.9
Total revenue	1,526.9	1,395.2	1,275.5
Cost of goods sold	581.7	600.9	509.9
Gross profit	945.2	794.3	765.6
Operating expenses:
Selling, general and administrative	506.0	548.6	451.3
Research and development	126.4	182.2	130.5
Litigation settlements	2.8	0.5	17.8
Total operating expenses	635.2	731.3	599.6
Operating income	310.0	63.0	166.0
Non-operating loss	(37.4)	(41.2)	(53.0)
Income from continuing operations before provision for income taxes	272.6	21.8	113.0
Provision for income taxes	64.9	5.6	5.3
Net income from continuing operations, net of tax	207.7	16.2	107.7
Net (loss) from discontinued operations, net of tax - (Note 18)	(359.2)	(321.1)	(26.2)
Net (loss) income	$(151.5)	$(304.9)	$81.5

Net (loss) income per share:
Basic income per share - continuing operations	$3.88	$0.30	$2.04
Basic (loss) per share - discontinued operations	(6.70)	(6.02)	(0.50)
Basic (loss) income per share	$(2.83)	$(5.72)	$1.54

Diluted income per share - continuing operations	$3.83	$0.30	$1.99
Diluted (loss) per share - discontinued operations	(6.63)	(5.90)	(0.48)
Diluted (loss) income per share	$(2.80)	$(5.60)	$1.51

Weighted-average shares used in per share calculations:
Basic	53.6	53.3	52.8
Diluted	54.2	54.4	54.1
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended January 3, 2026	Year Ended December 28, 2024	Year Ended December 30, 2023
Net (loss) income	$(151.5)	$(304.9)	$81.5
Other comprehensive (loss) gain, net of tax:
Unrealized gain (loss) from foreign currency translation adjustments	56.5	(61.8)	(45.1)
Reclass of unrealized foreign currency translation losses upon disposition of discontinued operations	44.5	—	—
Net change in retirement obligations	(0.5)	0.2	(2.9)
Unrealized (loss) on cash flow hedge(1)	(4.8)	(1.3)	(8.8)
Total comprehensive (loss) income	$(55.8)	$(367.8)	$24.7
______________
(1)     See Note 17, “Derivative Instruments and Hedging Activities”, for further details.
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	52.5	$0.1	19.5	$(1,169.2)	$782.2	$11.5	$1,714.3	$1,338.9
Stock options exercised	0.2	—	—	—	7.1	—	—	7.1
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(12.9)	—	—	(12.9)
Stock-based compensation	—	—	—	—	7.0	—	—	7.0
Net change on pension obligations	—	—	—	—	—	(2.9)	—	(2.9)
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(8.8)	—	(8.8)
Net income	—	—	—	—	—	—	81.5	81.5
Foreign currency translation adjustment	—	—	—	—	—	(45.1)	—	(45.1)
Balance at December 30, 2023	52.8	0.1	19.5	(1,169.2)	783.4	(45.3)	1,795.8	1,364.8
Stock options exercised	0.6	—	—	—	25.2	—	—	25.2
Restricted/Performance stock units vested	0.3	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(11.8)	—	—	(11.8)
Stock-based compensation	—	—	—	—	41.5	—	—	41.5
Net change on pension obligations	—	—	—	—	—	0.2	—	0.2
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(1.3)	—	(1.3)
Net (loss)	—	—	—	—	—	—	(304.9)	(304.9)
Foreign currency translation adjustment	—	—	—	—	—	(61.8)	—	(61.8)
Balance at December 28, 2024	53.6	0.1	19.5	(1,169.2)	838.3	(108.2)	1,490.9	1,051.9
Stock options exercised	0.8	—	—	—	71.4	—	—	71.4
Restricted/Performance stock units vested	0.3	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(18.0)	—	—	(18.0)
Stock-based compensation	—	—	—	—	37.4	—	—	37.4
Repurchases of common stock	(2.5)	—	2.5	(365.7)	—	—	—	(365.7)
Reclassification of unrealized foreign currency translation losses upon disposition of discontinued operations	—	—	—	—	—	44.5	—	44.5
Net change on pension obligations	—	—	—	—	—	(0.5)	—	(0.5)
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(4.8)	—	(4.8)
Net (loss)	—	—	—	—	—	—	(151.5)	(151.5)
Foreign currency translation adjustment	—	—	—	—	—	56.5	—	56.5
Balance at January 3, 2026	52.1	$0.1	22.0	$(1,534.9)	$929.1	$(12.5)	$1,339.4	$721.2
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended January 3, 2026	Year Ended December 28, 2024	Year Ended December 30, 2023
Cash flows from operating activities:
Net (loss) income	$(151.5)	$(304.9)	$81.5
Loss from discontinued operations, net of tax	(359.2)	(321.1)	(26.2)
Net income from continuing operations, net of tax	207.7	16.2	107.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38.8	48.5	38.9
Stock-based compensation	35.8	36.1	6.1
Amortization of debt issuance costs	3.0	1.9	1.9
Loss on disposal of inventory, equipment and other assets	7.0	96.8	0.8
Provision for credit losses	3.0	1.2	1.1
Benefit from deferred income taxes	11.8	(23.3)	(19.8)
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	2.2	(55.3)	54.4
(Increase) decrease in related party receivable	(0.7)	(7.0)	4.0
(Increase) decrease in inventories	(112.1)	(22.5)	(106.4)
(Increase) decrease in other current assets	11.5	7.8	31.2
(Increase) decrease in lease receivable, net	15.7	12.7	1.7
(Increase) decrease in deferred costs and other contract assets	(2.5)	(3.9)	(14.6)
(Increase) decrease in other non-current assets	5.5	(2.0)	3.9
Increase (decrease) in accounts payable	(27.1)	10.6	(8.4)
Increase (decrease) in accrued compensation	12.2	22.2	(11.8)
Increase (decrease) in deferred revenue and other contract-related liabilities	3.7	17.9	8.8
Increase (decrease) in income taxes payable	3.9	(5.4)	0.2
Increase (decrease) in accrued liabilities	(7.3)	15.6	0.3
Increase (decrease) in other non-current liabilities	5.1	(5.6)	(0.4)
Net cash provided by (used in) operating activities from continuing operations	217.2	162.5	99.6
Net cash provided by (used in) operating activities from discontinued operations	0.6	33.9	(5.5)
Net cash provided by (used in) operating activities	217.8	196.4	94.1
Cash flows from investing activities:
Purchases of property and equipment	(19.4)	(21.1)	(38.4)
Proceeds from the disposal of property and equipment	19.6	13.5	—
Increase in intangible assets	(5.3)	(17.2)	(23.4)
Other strategic investing activities	1.7	(0.1)	(1.0)
Net cash provided by (used in) investing activities from continuing operations	(3.4)	(24.9)	(62.8)
Net cash provided by (used in) investing activities from discontinued operations	278.5	(26.3)	(18.4)
Net cash provided by (used in) investing activities	275.1	(51.2)	(81.2)
Cash flows from financing activities:
Borrowings under revolving line of credit and term loan	1,077.4	89.0	173.3
Repayments under revolving line of credit and term loan	(1,281.5)	(235.8)	(238.4)
Proceeds from issuance of common stock	71.4	25.2	7.0
Repurchases of common stock	(363.7)	—	—
Payroll tax withholdings on behalf of employees for stock options	(18.0)	(11.8)	(12.9)
Debt issuance costs	(3.7)	—	—

Net cash provided by (used in) financing activities from continuing operations	(518.1)	(133.4)	(71.0)
Net cash provided by (used in) financing activities from discontinued operations	(2.6)	7.8	13.9
Net cash provided by (used in) financing activities	(520.7)	(125.6)	(57.1)
Effect of foreign currency exchange rates on cash	(0.3)	(6.4)	2.8
Net increase in cash, cash equivalents and restricted cash	(28.1)	13.2	(41.4)
Cash, cash equivalents and restricted cash at beginning of period	181.4	168.2	209.6
Cash, cash equivalents and restricted cash at end of period	$153.3	$181.4	$168.2
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Company
Masimo Corporation (the “Company”) is a global medical technology company that develops and produces a wide array of industry-leading patient monitoring technologies, including innovative measurements, sensors, and patient monitors. Powered by the Masimo Hospital Automation and Masimo SafetyNet platforms, Masimo connectivity, automation, telehealth and telemonitoring solutions are improving and automating care both in the hospital and beyond. As of January 3, 2026, the Company operates one reportable segment: healthcare. See Note 25, “Segment and Enterprise Reporting” for additional information about reportable segment.
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
As of December 28, 2024, the non-healthcare consumer business remained part of the Company’s continuing operations, but was being evaluated for divestiture. As of March 29, 2025, as the sales evaluation process progressed, the non-healthcare consumer business was classified as held-for-sale, and reported as discontinued operations. On May 6, 2025, the Company announced that it entered into a definitive agreement to sell Viper Holdings Corporation, a Delaware corporation which previously owned and operated the Company’s non-healthcare business (together with its subsidiaries, “Sound United”) to Harman International Industries, Incorporated, a wholly-owned subsidiary of Samsung Electronics., Ltd. On September 23, 2025, the Company completed the sale of Sound United. For additional information with respect to the non-healthcare consumer business separation, discontinued operations of this business and sale, see Note 18, “Discontinued Operations”.
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
Reclassifications
Certain amounts for the current and comparative periods in the accompanying consolidated financial statements have been reclassified or recast to conform to the discontinued operations presentation, including certain balance sheets, statements of operations, statements of comprehensive (loss) income, and statements of cash flows in the consolidated financial statements for the year ended December 28, 2024 and December 30, 2023, see Note 18, “Discontinued Operations”.

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
Assets Held-For-Sale and Discontinued Operations
In the third quarter of 2024, the Company announced that its board of directors (the “Board”) remained committed to the previously announced review of alternatives for the Company’s non-healthcare business, and that the Board had engaged Centerview Partners and Morgan Stanley as financial advisors and Sullivan & Cromwell as a legal advisor. As of December 28, 2024, the non-healthcare business remained part of the Company’s continuing operations. The sales process progressed in early 2025, and during the first quarter of 2025, the non-healthcare business was classified as held-for-sale and reported in discontinued operations. On May 6, 2025, the Company announced that it entered into a definitive agreement to sell Sound United to Harman International Industries, Incorporated, a wholly-owned subsidiary of Samsung Electronics., Ltd. On September 23, 2025, the Company completed the sale of Sound United.
The non-healthcare business results for the periods presented are reflected in our consolidated statements of operations and consolidated statement of cash flows as discontinued operations. Additionally, the related assets and liabilities are classified as held-for-sale in our consolidated balance sheets, see Note 18, “Discontinued Operations”.
Unless otherwise indicated, the financial disclosures and related information provided herein relate to our continuing operations, which exclude our non-healthcare business, and we have recast prior period amounts to conform to this discontinued operations presentation.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at January 3, 2026:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$55.5	$55.5	$—	$—
Money market funds	96.8	96.8	—	—
Pension assets
Cash and cash equivalents(1)	(0.9)	(0.9)	—	—
Equity securities	9.8	9.8	—	—
Debt securities	8.4	8.4	—	—
Real estate funds	4.7	4.7	—	—
Alternative investments	1.9	—	1.9	—
Other	0.9	—	0.9	—
Derivative instruments - cash flow hedges(2)	1.0	1.0	—	—
Total assets	$178.1	$175.3	$2.8	$—

Liabilities
Derivative instruments - cash flow hedges	$1.4	$1.4	$—	$—
Pension benefit obligation	30.3	30.3	—	—
Total liabilities	$31.7	$31.7	$—	$—
______________
(1)     Due to the timing of a cash transfer, there was a payable as of January 3, 2026, resulting in a negative allocation as of year end.
(2)     Includes accrued interest.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at December 28, 2024:

		Fair Value Measurement Hierarchy
(in millions)	Total Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$51.0	$51.0	$—	$—
Money market funds	72.6	72.6	—	—
Pension assets
Cash and cash equivalents(1)	(1.3)	(1.3)	—	—
Equity securities	6.9	6.9	—	—
Debt securities	8.5	8.5	—	—
Real estate funds	3.6	—	3.6	—
Alternative investments	1.4	—	1.4	—
Other	0.1	—	0.1	—
Derivative instruments - cash flow hedges(2)	6.8	6.8	—	—
Equity securities	1.3	1.3	—	—
Derivative instruments - warrants	0.7	0.7	—	—
Total assets	$151.6	$146.5	$5.1	$—

Liabilities
Derivative instruments - cash flow hedges	$0.1	$0.1	$—	$—
Pension benefit obligation	24.6	24.6	—	—
Total liabilities	$24.7	$24.7	$—	$—
______________
(1)     Due to the timing of a cash transfer, there was a payable as of December 31, 2024, resulting in a negative allocation as of year end.
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
Furthermore, the Company did not elect to apply the fair value option to specific assets or liabilities on a contract-by-contract basis. The Company did not have any transfers between Level 2 and Level 3 during the years ended January 3, 2026 and December 28, 2024.

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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist of trade receivables recorded at the time of invoicing of product sales, reduced by reserves for estimated bad debts and returns. Trade accounts receivable, net of allowance for credit losses as of January 3, 2026, December 28, 2024 and December 30, 2023 were $275.8 million, $283.2 million, and $224.2 million, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on an evaluation of the customer’s financial condition. Collateral is generally not required. The Company records an allowance for credit losses that it does not expect to collect based on relevant information, including historical experience, current conditions, and reasonable and supportable forecasts. Accounts are charged off against the allowance when the Company believes they are uncollectible. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Based on the risk characteristics, the Company has identified U.S. and international customers as separate portfolios, and measures expected credit losses on such receivables using an aging methodology.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives as follows:

Useful Lives
Buildings and building improvements	7 to 39 years
Computer equipment and software	2 to 12 years
Demonstration units	2 to 3 years
Furniture and office equipment	2 to 15 years
Leasehold improvements	Lesser of useful life or term of lease
Machinery, equipment, tooling and others	3 to 20 years
Operating lease assets	Lesser of useful life or term of lease
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
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment, the Company has the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. As of January 3, 2026, the Company has one reporting unit, healthcare. The Company’s qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and Company-specific factors, including: (i) severe adverse industry or economic trends; (ii) significant Company-specific actions; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, or if the Company elects to bypass the qualitative analysis, then the Company performs a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of such reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to such reporting unit. The annual impairment test is performed during the fourth fiscal quarter.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Changes in the product warranty accrual were as follows:

	Year Ended
(in millions)	January 3, 2026	December 28, 2024	December 30, 2023
Product warranty accrual, beginning of period	$5.5	$3.0	$2.0
Accrual for warranties issued	1.0	1.9	1.8
Changes in pre-existing warranties (including changes in estimates)	3.5	5.2	1.3
Settlements made	(3.9)	(4.6)	(2.1)
Product warranty accrual, end of period	$6.1	$5.5	$3.0

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs
Advertising costs include certain advertising and marketing fees, which are expensed as incurred. Advertising costs are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Advertising costs for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, were $9.4 million, $19.1 million and $18.8 million, respectively.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive (Loss) Income
Comprehensive (loss) income includes foreign currency translation adjustments, changes to pension benefits, unrealized gains (losses) on cash flow hedges and any related tax benefits (expenses) that have been excluded from net income (loss) and reflected in stockholders’ equity.
Net Income (Loss) Per Share
A computation of basic and diluted net income (loss) per share is as follows:

	Year Ended
(in millions, except per share amounts)	January 3, 2026	December 28, 2024	December 30, 2023
Net income from continuing operations, net of tax	$207.7	$16.2	$107.7
Net (loss) from discontinued operations, net of tax - (Note 18)	(359.2)	(321.1)	(26.2)
Net (loss) income	$(151.5)	$(304.9)	$81.5
Basic net (loss) income per share:
Weighted-average shares outstanding - basic	53.6	53.3	52.8

Continuing operations per basic share	$3.88	$0.30	$2.04
Discontinued operations per basic share	(6.70)	(6.02)	(0.50)
Basic (loss) income per share	$(2.83)	$(5.72)	$1.54

Diluted net (loss) income per share:
Weighted-average shares outstanding - basic	53.6	53.3	52.8
Diluted share equivalents: stock options, RSUs and PSUs	0.6	1.1	1.3
Weighted-average shares outstanding - diluted	54.2	54.4	54.1

Continuing operations per diluted share	$3.83	$0.30	$1.99
Discontinued operations per diluted share	(6.63)	(5.90)	(0.48)
Diluted (loss) income per share	$(2.80)	$(5.60)	$1.51
Basic net income (loss) per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income (loss) per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. In periods when the Company has a net loss, equity awards are excluded from the calculation of earnings per share as their inclusion would have an antidilutive effect. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For each of the years ended January 3, 2026, December 28, 2024 and December 30, 2023, weighted options to purchase 0.6 million, 1.1 million and 1.2 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net (loss) income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs were considered contingently issuable shares as their vesting was contingent upon the occurrence of certain future events. Since such events have not occurred and were not considered probable of occurring for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares.
On October 24, 2024, following an external legal review, the Board adopted resolutions to terminate the employment of Mr. Joe Kiani, our former Chairman and Chief Executive Officer, effective October 24, 2024. In connection with the Board’s determination, the 2.7 million shares RSU grant to Mr. Kiani was cancelled and the 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for the year ended December 28, 2024. For additional information with respect to these RSUs, see “Employment and Severance Agreements” in Note 24, “Commitments and Contingencies”.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Year Ended
(in millions)	January 3, 2026	December 28, 2024	December 30, 2023
Cash paid during the year for:
Interest expense:
Continuing operations	$32.8	$36.7	$46.1
Discontinued operations	1.5	2.4	4.9
Income taxes:
Continuing operations	28.5	35.9	20.4
Discontinued operations	8.8	6.0	34.0
Operating lease liabilities:
Continuing operations	10.1	10.9	10.4
Discontinued operations	10.4	13.7	12.0

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities:
Continuing operations	$11.1	$10.2	$5.0
Discontinued operations	0.6	18.4	11.3

Non-cash investing activities - continuing operations:
Unpaid purchases of property and equipment	$1.7	$0.7	$0.2

Non-cash financing activities - continuing operations:
Unpaid excise taxes on stock repurchases	$2.0	$—	$—
Unpaid debt issuance costs	0.3	—	—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents:
Continuing operations	$152.3	$123.6	$120.8
Discontinued operations	1.0	54.0	42.2
Restricted cash:
Continuing operations	—	2.7	4.1
Discontinued operations	—	1.1	1.1
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$153.3	$181.4	$168.2

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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard requires companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU No. 2023-09 is effective for annual reporting periods beginning after December 15, 2024. The Company prospectively adopted this standard during the fiscal year ended January 3, 2026. See Note 23, “Income Taxes”, for further details on the impact of the adoption of this standard.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This new standard simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. The Company is currently evaluating the impact of this amended standard on its consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This new standard expands hedge accounting eligibility, including provisions for choose-your-rate debt instruments. The ASU 2025-09 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this amended standard on its consolidated financial statements.
3. Related Party Transactions
On October 24, 2024, following an external legal review, the Board adopted resolutions to terminate the employment of Mr. Kiani, our former Chairman and Chief Executive Officer (CEO), effective October 24, 2024. See Note 24, “Commitments and Contingencies”, for further details.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Willow Laboratories, Inc. (Willow), formerly known as Cercacor Laboratories, Inc., is an independent entity that was spun off from the Company to its stockholders in 1998. Mr. Kiani, the Company’s former Chairman and CEO, is also the Executive Chairman of Willow. Effective October 24, 2024, Willow is no longer considered a related party relationship due to the termination of Mr. Kiani.
The Company is a party to the following agreements with Willow:
•Cross-Licensing Agreement - The Company and Willow are parties to a cross-licensing agreement (Cross-Licensing Agreement), which purports to govern each party’s rights to certain intellectual property currently held by the two companies. The Cross-Licensing Agreement, by its terms, purports to obligate the Company to pay certain annual minimum aggregate royalties for use of the rainbow® licensed technology. Prior to a change in control, which is defined in the Willow Cross-Licensing Agreement to include, among other things, when Mr. Kiani is not the CEO of either company, the Company’s purported annual minimum royalty obligation was $5.0 million. On October 24, 2024, Mr. Kiani’s employment as the Company’s CEO was terminated. Following Mr. Joe Kiani’s termination, the Company paid Willow (i) a $2.5 million license fee for technology for use in blood glucose monitoring; and (ii) minimum aggregate annual royalties for carbon monoxide, methemoglobin fractional arterial oxygen saturation, hemoglobin and/or glucose measurements in the amount of $15.0 million, plus $2.0 million for an additional parameter. See Note 9, “Intangible Assets, net”, for further details. As described in Note 24, “Commitments and Contingencies—Litigation”, the Company is in a dispute with Willow regarding the Cross-Licensing Agreement and payments under the Cross-Licensing Agreement. The change in control does not otherwise impact the scope or duration of the license rights.
Aggregate recorded royalty expenses to Willow by the Company under the Cross-Licensing Agreement were $22.6 million, $20.4 million and $19.2 million for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively.
During the first quarter 2025, pursuant to the terms of the Cross-Licensing Agreement, Willow elected to invoice the Company for the remaining year’s minimum royalty of approximately $12.8 million, which has been paid to Willow in the second quarter 2025 and fully amortized as of January 3, 2026. During the fourth quarter 2025, Willow elected to invoice the Company approximately $27.0 million, consisting of Willow’s calculation of the 2026 minimum royalty and other amounts Willow claims are due. Following a legal review, the amount due was determined to be approximately $17.0 million, which the Company believes represents the actual amount due under the terms of Cross-Licensing Agreement. This amount was recorded as a liability and remained unpaid as of January 3, 2026, and was subsequently paid on January 30, 2026.
•Administrative Services Agreement - The Company was a party to an administrative services agreement with Willow (G&A Services Agreement), which governed certain general and administrative services that the Company provided to Willow. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.1 million, $0.5 million and $0.5 million for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively. On March 31, 2025, Willow provided the Company with a notice to terminate the Services Agreement under Section 7.2, effective April 30, 2025.
~~•~~Lease Agreement - Effective December 2019, the Company entered into a lease agreement with Willow for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Willow Lease). The term of the Willow Lease expired on December 31, 2024, and was not renewed. The Company recognized no lease income for the year ended January 3, 2026. The Company recognized approximately $1.2 million of lease income for each year ended December 28, 2024 and December 30, 2023, respectively.
Net amounts accrued and unpaid to Willow were approximately $6.4 million and $4.9 million as of January 3, 2026 and December 28, 2024, respectively. See Note 24, “Commitments and Contingencies”, under the heading of “Willow Cross-Licensing Agreement Provisions” for further details.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal year ended January 3, 2026, the Company made zero cash contributions to the Masimo Foundation. For the fiscal year ended December 28, 2024 and December 30, 2023, the Company made cash contributions of approximately $2.5 million and $1.0 million to the Masimo Foundation, respectively. The Company halted all payments to the Masimo Foundation as of the end of the third quarter of 2024 and does not intend to make any future contributions to the Masimo Foundation.
Mr. Kiani is also a co-founder, a member of the board of directors and Chief Executive Officer of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. During the second quarter of 2020, Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising. During the fourth quarter of 2024, the Company terminated the marketing services agreement with LMMV. No payment was due in connection with the termination of this agreement. For the fiscal year ended January 3, 2026 and December 28, 2024, the Company incurred no marketing expenses to LMMV under the marketing service agreement. During the fiscal year ended December 30, 2023, the Company incurred $1.5 million in marketing expenses to LMMV under the marketing service agreement.
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
On June 26, 2023, at the Company’s 2023 Annual Meeting of Stockholders, its stockholders voted to elect two directors nominated by Politan Capital Management LP and certain of its affiliates (Politan) to the Company’s Board of Directors (Board). On September 19, 2024, at the Company’s 2024 Annual Meeting of Stockholders, two additional directors nominated by Politan were elected to the Board. As of September 24, 2024, the date of the last reported Schedule 13-D/A filed with the U.S. Securities and Exchange Commission (SEC) by Politan, Politan beneficially owned approximately 8.8% of the outstanding shares of the Company. The Vice Chairman of the Company’s board of directors, Quentin Koffey, also serves as Chief Investment Officer of Politan. For each of the fiscal years ended January 3, 2026, December 28, 2024 and December 30, 2023, the Company paid $0.1 million, $27.6 million, and $18.0 million to Politan, respectively. For the fiscal year ended January 3, 2026, the Company received a $2.0 million payment from Politan related to legal expenses.
On September 24, 2024, Michelle Brennan, a member of the Board, was appointed to the role of interim CEO of the Company. On February 12, 2025, Ms. Brennan’s role as interim CEO ceased, and she was appointed as the Chairman of the Board. Ms. Brennan also sits on the board of directors of Cardinal Health, Inc. (Cardinal). For the fiscal years ended January 3, 2026, December 28, 2024 and December 30, 2023, sales to Cardinal were approximately $118.5 million, $114.1 million and $93.9 million, respectively. As of January 3, 2026 and December 28, 2024, amounts owed from Cardinal were approximately $14.9 million and $14.3 million, respectively.
4. Inventories
Inventories consist of the following:

(in millions)	January 3, 2026	December 28, 2024
Raw materials	$152.8	$151.0
Work-in-process	21.8	19.2
Finished goods	205.7	124.6
Total inventories	$380.3	$294.8

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Other Current Assets
Other current assets consist of the following:

(in millions)	January 3, 2026	December 28, 2024
Prepaid expenses	$24.1	$19.7
Lease receivable, current	22.8	26.6
Prepaid rebates and royalties, current(1)	21.8	4.6
Indirect taxes receivable	20.9	18.5
Prepaid income taxes	16.1	17.6
Contract assets, current	8.0	11.4
Other current assets	2.9	2.3
Restricted cash(2)	—	2.7
Total other current assets	$116.6	$103.4
______________
(1)     Prepaid rebates and royalties, current includes $17.0 million of royalty related to Willow. See Note 3, “Related Party Transactions” for further details.
(2)     Restricted cash includes funds received from the Bill and Melinda Gates Foundation (BMGF). As the Company incurs costs associated with research and development related to this project, on a quarterly basis, the Company reclasses amounts from the grant to offset costs incurred. As of January 3, 2026, the Company ceased research and development related to this project, and returned any unused funds to the BMGF.
6. Lease Receivable
For deferred equipment agreements that contain embedded operating leases, upon lease commencement, the Company defers and records the equipment cost of operating lease assets within property, plant and equipment, net of accumulated depreciation. These operating lease assets are subsequently amortized to cost of goods sold over the lease term on a straight-line basis.

For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases are recorded as part of revenue in the accompanying consolidated statements of operations. For the years ended January 3, 2026 and December 28, 2024, lease revenue was approximately $45.0 million and $44.0 million, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying consolidated statements of operations.
Lease receivable from sales-type leases consists of the following:

(in millions)	January 3, 2026	December 28, 2024
Lease receivable	$66.1	$85.5
Allowance for credit losses	(0.2)	(0.2)
Lease receivable, net	65.9	85.3
Less: current portion of lease receivable	(22.8)	(26.6)
Lease receivable, non-current	$43.1	$58.7

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 3, 2026, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal year	Sales-Type Leases	Operating Leases
2026 (balance of year)	$22.8	$21.7
2027	17.3	20.0
2028	11.7	16.2
2029	7.8	12.7
2030	3.9	7.2
Thereafter	2.4	10.6
Total	$65.9	$88.4
Less: imputed interest(1)	—
Present value of total lease payments	$65.9
______________
(1)    The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	January 3, 2026	December 28, 2024
Deferred commissions	$26.2	$25.0
Unbilled contract receivables	21.3	20.2
Prepaid contract allowances	14.3	14.5
Deferred equipment agreements, net	0.8	1.3
Deferred costs and other contract assets	$62.6	$61.0
For the year ended December 30, 2023, total deferred costs and other contracts were $57.3 million.
For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, deferred commission amortization expense was $8.5 million, $7.6 million and $5.8 million, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Property and Equipment, net
Property and equipment, net, consists of the following:

(in millions)	January 3, 2026	December 28, 2024
Operating lease assets	$204.1	$148.6
Building and building improvements	151.8	143.5
Machinery, equipment, tooling and others	150.6	147.1
Land	47.7	47.7
Computer equipment and software	41.3	38.7
Leasehold improvements	34.3	31.2
Construction-in-progress (CIP)	24.5	29.0
Furniture and office equipment	16.5	15.8
Demonstration units	0.5	0.5
Total property and equipment(1)	671.3	602.1
Accumulated depreciation	(316.2)	(265.1)
Property and equipment, net	$355.1	$337.0
______________
(1)    In October 2024, the Company grounded the corporate aircraft and started exploring disposition strategies. In December 2024, the Company entered into an letter of intent to sell the aircraft, and classified the asset as held for sale within the healthcare segment as of December 28, 2024. On January 29, 2025, the Company completed the sale of the corporate aircraft for $19.5 million.
For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, depreciation expense of property and equipment was $25.5 million, $30.1 million and $28.6 million, respectively.
For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, depreciation expense of operating lease assets was $28.1 million, $24.0 million and $19.6 million, respectively.
For the years ended January 3, 2026 and December 28, 2024, and December 30, 2023, equipment leased to customers was amortized to cost of goods sold was $27.9 million, $23.0 million and $18.5 million, respectively.
As of January 3, 2026 and December 28, 2024, accumulated amortization of equipment leased to customers was $74.1 million and $46.2 million, respectively.
The balance in CIP at January 3, 2026 and December 28, 2024, related primarily to the capitalized implementation costs related to a new enterprise resource planning software system costs, machinery, equipment, and the underlying assets for which have not been completed or placed into service.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Intangible Assets, net
Intangible assets, net, consist of the following:

	January 3, 2026			December 28, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$46.6	$(19.8)	$26.8	$44.0	$(17.5)	$26.5
Acquired technologies	28.6	(20.7)	7.9	27.9	(15.8)	12.1
Customer relationships	24.6	(14.7)	9.9	24.6	(13.3)	11.3
Trademarks	14.0	(9.2)	4.8	13.7	(7.2)	6.5
Licenses-related party	7.5	(7.4)	0.1	7.5	(7.1)	0.4
Licenses	2.3	(1.6)	0.7	2.3	(1.2)	1.1
Other	6.6	(4.7)	1.9	8.1	(4.4)	3.7
Total intangible assets subject to amortization, net	$130.2	$(78.1)	$52.1	$128.1	$(66.5)	$61.6
Finite lived intangible assets have a weighted-average amortization period ranging from eleven years to fourteen years. Total amortization expense for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, was $13.3 million, $18.4 million and $9.5 million, respectively.
The total costs of patents not yet amortizing for the years ended January 3, 2026 and December 28, 2024, was $12.2 million $13.0 million and $12.1 million, respectively.
The total costs of trademarks not yet amortizing for the years ended January 3, 2026 and December 28, 2024, was $0.5 million, $0.8 million and $1.0 million, respectively.
Total renewal costs capitalized for patents and trademarks for the years ended January 3, 2026 and December 28, 2024 were $1.2 million and $1.2 million, respectively. As of January 3, 2026, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal year	Amount (in millions)
2026	$6.9
2027	5.9
2028	5.2
2029	4.7
2030	4.3
Thereafter	25.1
Total	$52.1
Indefinite-lived intangible assets are subject to annual impairment testing, unless circumstances dictate more frequent testing, if impairment indicators exist. For goodwill, the Company performs a qualitative assessment during the fourth quarter of each year, for its annual impairment analysis. In the fourth quarter of 2025, the Company performed its annual impairment analysis, and concluded that it was more likely than not that the fair value was greater than its carrying value. Accordingly, no further testing was required.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Goodwill
Changes in goodwill were as follows:

(in millions)	January 3, 2026	December 28, 2024
Goodwill, beginning of period	$96.7	$98.6
Foreign currency translation adjustment	4.3	(1.9)
Goodwill, end of period	$101.0	$96.7
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
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. For the years ended January 3, 2026 and December 28, 2024, the weighted-average discount rate used by the Company for all operating leases was approximately 3.4% and 4.0%, respectively.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance Sheet Classification	January 3, 2026	December 28, 2024
Lessee ROU assets	Other non-current assets	$32.6	$29.2

Lessee current lease liabilities	Other current liabilities	8.1	9.7
Lessee non-current lease liabilities	Other non-current liabilities	26.9	23.3
Total operating lease liabilities		$35.0	$33.0
For the years ended January 3, 2026 and December 28, 2024, accumulated amortization for lessee ROU assets was $27.8 million and $32.4 million, respectively.
The decrease in accumulated amortization at January 3, 2026 was primarily attributable to the expiration of an operating lease, which was not renewed.
For the years ended January 3, 2026 and December 28, 2024, the weighted-average remaining lease term for the Company’s operating leases was 5.6 years and 4.4 years, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 3, 2026, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal year	Amount (in millions)
2026	$9.3
2027	7.9
2028	6.7
2029	4.8
2030	2.7
Thereafter(1)	7.1
Total	38.5
Imputed interest	(3.5)
Present value	$35.0
______________
(1)    Includes optional renewal period for certain leases.
For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, the Company’s operating lease costs were approximately $8.5 million, $12.0 million and $14.9 million, respectively.
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	January 3, 2026	December 28, 2024
Lessee ROU assets, net	$32.6	$29.2
Strategic investments	5.9	6.6
Prepaid deposits and others	5.2	6.8
Derivative assets - non-current(1)	1.0	6.2
Equity investments - fair value	—	2.0
Other non-current assets	—	0.5
Total non-current assets	$44.7	$51.3
______________
(1)    Excludes accrued interest.
13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities, current consist of the following:

(in millions)	January 3, 2026	December 28, 2024
Deferred revenue	$61.5	$61.9
Accrued rebates and allowances	26.0	23.0
Accrued customer reimbursements	8.7	10.1
Total deferred revenue and other contract liabilities	96.2	95.0
Less: Non-current portion of deferred revenue	(23.0)	(18.1)
Deferred revenue and other contract liabilities, current	$73.2	$76.9
For the year ended December 30, 2023, total deferred revenue and other current contract liabilities were $77.3 million.
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize revenue. Generally, the Company records deferred revenue when revenue is to be recognized subsequent to invoicing.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, due to factors such as healthcare facility spending trends, hospital inpatient census and seasonality. As of January 3, 2026, the Company had approximately $1,793.7 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $495.5 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
Changes in deferred revenue for the years ended January 3, 2026 and December 28, 2024 were as follows:

(in millions)	January 3, 2026	December 28, 2024
Deferred revenue, beginning of the period	$61.9	$48.5
Revenue deferred during the period	52.2	42.5
Recognition of revenue deferred in prior periods	(52.6)	(29.1)
Deferred revenue, end of the period	$61.5	$61.9
14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	January 3, 2026	December 28, 2024
Related party payables(1)	$23.5	$5.3
Accrued indirect taxes payable	22.7	17.9
Income tax payable	16.7	12.4
Accrued legal fees	14.5	14.6
Accrued expenses	9.1	24.2
Lessee lease liabilities, current	8.1	9.7
Long-term debt, current	6.3	15.0
Accrued warranty	6.1	5.5
Other current liabilities	2.2	10.8
Total other current liabilities	$109.2	$115.4
______________
(1)    Related party payables includes $23.5 million of royalty related to Willow. See Note 3, “Related Party Transactions” for further details.
15. Debt

(in millions)	January 3, 2026	December 28, 2024
Term loan - current portion	$6.3	$15.0
Short-term debt	6.3	15.0

Revolver - long-term	280.0	456.0
Term loan - long-term	238.0	258.3
Long-term debt	518.0	714.3
Total debt	$524.3	$729.3

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2022 Credit Facility
On April 11, 2022, the Company entered into an unsecured credit agreement (the 2022 Credit Facility) with financial institutions as initial lenders, Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as co-syndication agents.
The 2022 Credit Facility provided a $300.0 million term loan (the 2022 Term Loan) and $500.0 million of in revolving commitments, with an accordion feature allowing for up to $400.0 million in additional commitments, (plus unlimited amounts if certain incurrence tests were met), subject to certain conditions. The Company recorded debt issuance costs of $8.4 million as a reduction to the carrying amount of the 2022 Credit Facility, and amortized them to interest expense using the straight-line amortization method.
On September 23, 2025, the Company repaid the $270.0 million outstanding balance on the 2022 Term Loan balance and recorded a charge of $0.9 million for the associated unamortized debt issuance costs.
2025 Credit Facility
On December 1, 2025, the Company entered into a five-year unsecured credit agreement (the 2025 Credit Facility) with financial institutions as initial lenders, Bank of America, N.A. as Administrative Agent. BofA Securities, Inc., JPMorgan Chase Bank, N.A., Citibank, N.A., U.S. Bank National Association, and PNC Capital Markets LLC as joint lead arrangers and joint bookrunners. BofA Securities, Inc., JPMorgan Chase Bank, N.A., Citibank, N.A., U.S. Bank National Association, and PNC Bank National Association as co-syndication agents. BMO Bank N.A., DNB Bank ASA, New York Branch, and KeyBank National Association as co-documentation agents.
The 2025 Credit Facility consists of a $250.0 million term loan (the Term Loan) and a $750.0 million revolving credit facility (the Revolver), with an accordion feature allowing for up to $400.0 million in additional commitments (plus unlimited amounts if certain incurrence tests are met), subject to certain conditions. The 2025 Credit Facility includes a $50.0 million letter of credit sublimit, and matures on December 1, 2030.
The Company recorded a charge of $0.4 million for debt issuance costs related to lenders that did not continue from the 2022 Credit Facility, and recorded debt issuance costs of $4.6 million as a reduction to the carrying amount of the 2022 Credit Facility and amortized them to interest expense using the straight-line amortization method.
The Company used initial proceeds from the Term Loan and Revolver to pay off the remaining obligations under the 2022 Credit Facility and related fees. Subsequent Revolver borrowings will be used for general corporate purposes.
Borrowings under the 2025 Credit Facility will bear interest, at the Company’s election, at either: (a) an Alternate Base Rate (ABR) Loan, plus a spread of 0.000% to 0.750%, or (b) a Term SOFR Loan plus a spread of 1.000% to 1.750%, based on the Company’s net leverage ratios as set forth in the 2025 Credit Facility. ABR equals, for any day, a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 1/2 of 1%, (b) Bank of America’s prime rate, (c) Term SOFR plus 1.00%, or (d) a floor of 0.00%. Term SOFR equals the Term SOFR Screen Rate (as defined in the 2025 Credit Facility) for the applicable interest period, with a 0% floor. As of January 3, 2026, the effective interest rate on the 2025 Credit Facility was 4.7%.
The Company pays an unused fee ranging from 0.150% to 0.275% per annum on the unutilized Revolver balance, based on the Company’s net leverage ratios under the 2025 Credit Facility.
The 2025 Credit Facility contains financial covenants related to a net leverage ratio and an interest coverage ratio, and customary negative covenants, affirmative covenants, representations and warranties, and events of default. Upon any event of default, the Administrative Agent may, and at the request of required lenders shall take either or both of the following actions: (a) immediately terminate the commitments, or (b) declare the outstanding loans immediately due and payable in full.
The Company was in compliance with all covenants related to the 2025 Credit Facility as of January 3, 2026.
As of January 3, 2026, the Company had approximately $467.6 million of available borrowing capacity (net of approximately $2.4 million in outstanding letters of credit) under the Credit Facility.
For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, the Company incurred total interest expense of $33.2 million, $41.2 million and $47.1 million, respectively, under the Credit Facilities.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 3, 2026, the aggregate maturities of principal on the Credit Facility for each of the next five years and thereafter are as follows:

Fiscal year	Amount (in millions)
2026	$6.3
2027	6.3
2028	6.3
2029	6.3
2030	499.1
Thereafter	0.0
Total	$524.3
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	January 3, 2026	December 28, 2024
Lessee non-current lease liabilities	$26.9	$23.3
Unrecognized tax benefits	26.2	23.7
Deferred revenue, non-current	23.0	18.1
Projected benefit obligation	5.5	5.4
Income tax payable, non-current	4.7	—
Other	1.5	0.4
Total other non-current liabilities	$87.8	$70.9
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
17. Derivative Instruments and Hedging Activities
Derivative Instruments - Cash Flow Hedges
The Company’s cash flow hedges are designed to mitigate the risk of exposure to variability in expected future cash flows of recognized assets, liabilities or any unrecognized forecasted transactions. The Company entered into various interest rate swaps that are designated as cash flow hedges on the Company’s outstanding debt. The interest rate swaps reduce the variability of cash flow payments for the Company by converting a portion of its variable interest rate to an average fixed interest rate of 3.16% as of January 3, 2026. All hedging relationships were highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged. The Company used a regression analysis at hedge inception to assess the effectiveness of cash flow hedge and periodically thereafter.
The Company records gains and losses from the changes in the fair value of these instruments as a component of other comprehensive (loss) income. Deferred gains or losses from these designated cash flow hedges are reclassified into earnings in the period that the hedged items affect earnings. The Company does not offset fair value amounts recognized for derivative instruments in its consolidated balance sheets for presentation purposes. The following table summarizes the fair value of the hedging instruments, presented on a gross basis, as of January 3, 2026 and December 28, 2024.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Consolidated Balance Sheets
(in millions)	Balance sheet classification	January 3, 2026	December 28, 2024
Interest rate contracts, inclusive of accrued interest	Other non-current assets	$1.0	$6.8
Interest rate contracts, inclusive of accrued interest	Other non-current liabilities	(1.4)	(0.1)
Total		$(0.4)	$6.7
The following table summarizes the gains reclassified from accumulated other comprehensive (loss) income to the consolidated statements of operations for the years ended January 3, 2026, December 28, 2024 and December 30, 2023.

Cash flow hedges		Consolidated Statement of Operations
(in millions)	Location of gains	Year Ended January 3, 2026	Year Ended December 28, 2024	Year Ended December 30, 2023
Interest rate contracts	Non-operating gains	$5.2	$14.7	$14.9
Total		$5.2	$14.7	$14.9
The following tables summarize the changes in accumulated other comprehensive (loss) income related to the hedging instruments:

(in millions)	Year Ended January 3, 2026	Year Ended December 28, 2024	Year Ended December 30, 2023
Beginning balance	$6.0	$7.8	$19.3
Amount recognized in other comprehensive (loss) income	(1.1)	12.9	3.4
Amount reclassified into earnings	(5.2)	(14.7)	(14.9)
Ending balance	$(0.3)	$6.0	$7.8
For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, the unrealized (loss), net of tax was $(4.8) million, $(1.3) million and $(8.8) million, respectively.
For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, the tax (benefit) related to the cash flow hedges was $(1.5) million, $(0.5) million and $(2.7) million, respectively.
The Company expects to reclassify a net amount of gains of $0.1 million from accumulated other comprehensive (loss) income gain to non-operating (loss) income within the next 12 months.
18. Discontinued Operations
In the third quarter of 2024, the Company announced that the Board remained committed to the previously announced review of alternatives for the non-healthcare business, and that the Board had engaged Centerview Partners and Morgan Stanley as financial advisors and Sullivan & Cromwell as a legal advisor. As of December 28, 2024, the Company’s non-healthcare business segment remained part of the Company’s continuing operations. The sale process progressed in 2025, and during the first quarter of 2025, the non-healthcare business was classified as held-for-sale and reported in discontinued operations.
The accounting criteria for reporting the non-healthcare business as a discontinued operation were met when the Board resolved to sell the non-healthcare business during the first quarter of 2025. Furthermore, there was a strategic shift that was expected to have a major effect on the Company’s overall operations and financial results. Accordingly, the accompanying consolidated financial statements for all periods presented reflect the non-healthcare business as a discontinued operation. Applicable amounts in the prior periods have been recast to conform to this discontinued operations presentation.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2025, the non-healthcare business was classified as held-for-sale and was accordingly measured at the lower of its carrying amount or fair value less cost to sell in accordance with ASC 360: Impairment Testing: Long-lived Assets Classified as Held and Used (ASC 360); furthermore, the carrying amount of any assets not covered by ASC 360 included in this disposal group is adjusted in accordance with other applicable GAAP before measuring the fair value less cost to sell of the disposal group. All initial or subsequent adjustments to the carrying amount of a component as a result of such measurement is classified in discontinued operations. During the first quarter 2025, the Company recorded intangible asset write-downs of approximately $44.0 million within cost of sales, and approximately $251.0 million within operating expenses.
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
Interest expense from specifically identifiable debt associated with the non-healthcare business has been included in discontinued operations. No interest expense from the healthcare business was allocated to discontinued operations. As a result of the separation of the non-healthcare business, the Company incurred $1.5 million and $2.4 million in direct costs during each of the years ended January 3, 2026 and December 28, 2024, respectively, which are reflected in earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations. These costs primarily relate to professional fees incurred in connection with the separation.
The key components of income from the non-healthcare business discontinued operations were as follows:

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	Year Ended January 3, 2026	Year Ended December 28, 2024	Year Ended December 30, 2023
Revenues	$414.9	$699.1	$772.6
Cost of sales	309.3	489.1	534.7
Gross profit	105.6	210.0	237.9
Selling, general and administrative expenses	108.4	195.1	212.7
Research and development expenses	27.5	40.6	44.7
Intangible assets impairment charges	251.5	304.0	10.0
Operating loss	(281.8)	(329.7)	(29.5)
Loss on disposition	(101.1)	—	—
Reclass of unrealized foreign currency translation losses upon disposition of discontinued operations	(44.5)	—	—
Other non-operating (loss) income	(4.7)	2.6	4.6
Loss from discontinued operations, before income taxes	(432.1)	(327.1)	(24.9)
(Benefit) provision for income taxes	(72.9)	(6.0)	1.3
Loss from discontinued operations, net of income taxes	$(359.2)	$(321.1)	$(26.2)
Assets and liabilities of the discontinued operations of the non-healthcare business classified as held-for-sale remaining in the consolidated balance sheets as of January 3, 2026 and December 28, 2024 consist of the following:

(in millions)	January 3, 2026	December 28 2024
Cash and cash equivalents	$1.0	$54.0
Trade receivable, net of credit allowances	—	143.3
Inventories, net	—	164.4
Other current assets	—	41.7
Total current assets, held-for-sale	1.0	403.4
Property and equipment, net	—	44.6
Intangible assets, net	—	496.6
Deferred tax assets	—	25.2
Other non-current assets	0.1	48.8
Total non-current assets, held-for-sale	0.1	615.2
Total assets held-for-sale - discontinued operations	$1.1	$1,018.6

Accounts payable	$0.5	$123.8
Accrued compensation	0.9	4.9
Deferred revenue and other contract liabilities, current	—	18.6
Other current liabilities	1.1	70.4
Total current liabilities, held-for-sale	2.5	217.7
Long-term debt	—	13.6
Deferred tax liabilities	—	99.9
Other non-current liabilities	0.1	57.2
Total non-current liabilities, held-for-sale	0.1	170.7
Total liabilities held-for-sale - discontinued operations	$2.6	$388.4

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Equity
Stock Repurchase Program
In June 2022, the Board approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (the 2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and Chief Financial Officer (CFO) through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. Approximately 2.5 million shares were repurchased pursuant to the 2022 Repurchase Program during the year ended January 3, 2026. As of January 3, 2026, approximately 2.5 million shares remained available for repurchase pursuant to the 2022 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities during the years ended January 3, 2026, December 28, 2024 and December 30, 2023:

	Years Ended
(in millions, except per share amounts)	January 3, 2026		December 28, 2024	December 30, 2023
Share repurchased(1)	2.5	(1)	—	—
Average cost per share	$146.91		$—	$—
Value of shares repurchased(2)	$363.7		$—	$—
______________
(1)     Excludes shares withheld from the shares of its common stock actually issued in connection with the vesting of PSU or RSU awards to satisfy certain U.S. federal and state tax withholding obligations.
(2)     Excludes excise taxes on share repurchases.
20. Stock-Based Compensation
Equity Incentive Plans
2007 Stock Incentive Plan
Effective June 1, 2017, upon the approval and ratification of the 2017 Equity Plan, the Company’s 2007 Stock Incentive Plan (the 2007 Equity Plan) terminated, provided that awards outstanding under the 2007 Equity Plan will continue to be governed by the terms of that plan. In addition, upon the effectiveness of the 2017 Equity Plan, an aggregate of 5.0 million shares of the Company’s common stock registered under prior registration statements for issuance pursuant to the 2007 Equity Plan were deregistered and concurrently registered under the 2017 Equity Plan.
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
Total stock-based compensation expense during the years ended January 3, 2026, December 28, 2024, and December 30, 2023 was $35.8 million, $36.1 million and $6.1 million respectively.
Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Year Ended January 3, 2026		Year Ended December 28, 2024		Year Ended December 30, 2023
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period(1)	1.6	$110.43	2.7	$87.58	2.8	$83.87
Granted(2)	0.1	163.33	0.1	126.49	0.1	182.43
Canceled(3)	(0.2)	183.18	(0.6)	82.38	—	163.96
Exercised	(0.8)	87.34	(0.6)	39.47	(0.2)	43.22
Options outstanding, end of period	0.7	$117.87	1.6	$110.43	2.7	$87.58
Options exercisable, end of period	0.6	$113.14	1.5	$105.05	2.4	$73.80
(1)    The Company recorded $0.1 million, $0.2 million and $0.1 million of stock option expense for discontinued operations for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively.
(2)    No stock options were granted for discontinued operations for the year ended January 3, 2026.
(3)    On September 23, 2025, in connection with the completion of the sale of Sound United, all outstanding unvested stock options held by employees of the sold business were canceled.
Total stock option expense for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 was $1.3 million, $4.4 million and $8.7 million, respectively. As of January 3, 2026, the Company had $3.3 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 3.2 years.

The number and weighted-average exercise price of outstanding and exercisable stock options segregated by exercise price ranges were as follows:

	Year Ended January 3, 2026			Year Ended December 28, 2024
(in millions, except range of exercise prices and average remaining contractual life)	Options Outstanding		Options Exercisable	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Number of Options	Number of Options	Average Remaining Contractual Life	Number of Options
$15.00 to $50.00	0.1	0.2	0.1	0.3	0.8	0.3
$50.01 to $80.00	—	0.7	—	—	1.7	—
$80.01 to $120.00	0.3	1.8	0.3	0.7	1.5	0.7
$120.01 to $160.00	0.2	4.6	0.1	0.4	2.2	0.3
$160.01 to $200.00	0.1	5.6	0.1	0.2	2.5	0.2
$200.01 to $230.00	—	4.2	—	—	4.5	—
$230.01 to $280.00	—	4.9	—	—	2.4	—
Total	0.7	3.0	0.6	1.6	1.7	1.5
As of January 3, 2026 and December 28, 2024, the weighted-average remaining contractual term of options outstanding was 3.0 years and 1.7 years, respectively. As of January 3, 2026 and December 28, 2024, the weighted-average remaining contractual term of options exercisable with an exercise price less than the closing price of the Company’s common stock was 1.9 years and 2.2 years respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Year Ended January 3, 2026		Year Ended December 28, 2024		Year Ended December 30, 2023
(in millions, except for weighted-average grant date fair value)	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period(1)	0.7	$135.21	3.4	$104.81	3.0	$105.02
Granted(2)	0.3	163.02	0.2	130.85	0.5	121.79
Canceled(3)	(0.2)	142.75	(2.7)	96.40	—	179.81
Vested	(0.2)	141.48	(0.2)	146.27	(0.1)	177.93
RSUs outstanding, end of period	0.6	$145.71	0.7	$135.21	3.4	$104.81
___________________________
(1)    The Company recorded $2.5 million, $4.4 million and $2.3 million of RSU related expense for discontinued operations for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively.
(2)    No RSUs were granted for discontinued operations for the year ended January 3, 2026.
(3)     On September 23, 2025, in connection with the completion of the sale of Sound United, all outstanding unvested RSUs held by employees of the sold business were canceled.
Total RSU expense for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 was $32.0 million, $29.8 million and $17.8 million, respectively. As of January 3, 2026, the Company had $68.5 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.1 years.
As previously mentioned in Note 2, “Summary of Significant Accounting Policies” under the heading “Net Income Per Share”, 2.7 million shares related to certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain events. As of January 3, 2026, such events were deemed to have not occurred. See Note 24, “Commitments and Contingencies” for additional details.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Year Ended January 3, 2026			Year Ended December 28, 2024			Year Ended December 30, 2023
(in millions, except for weighted-average grant date fair value)	Units		Weighted-Average Grant Date Fair Value	Units		Weighted-Average Grant Date Fair Value	Units		Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period(1)	0.2		$172.50	0.3		$195.42	0.3		$186.83
Granted(2)	0.1	(3)	179.89	0.1	(4)	164.19	0.1	(5)	204.67
Canceled(6)	(0.2)		171.39	(0.2)		187.52	—		193.50
Vested	—		—	—		250.73	(0.1)		179.42
PSUs outstanding, end of period	0.1		$180.65	0.2		$172.50	0.3		$195.42
(1)     The Company recorded $(1.0) million, $0.8 million and $(1.5) million of PSU (benefit) expense for discontinued operations for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively.
(2)    No PSUs were granted for discontinued operations for the year ended January 3, 2026.
(3)    On February 25, 2025, the Audit Committee approved the weighted payout percentage of 0% for the 2022 PSU awards (three-year performance period), which were based upon the actual fiscal 2024 performance against pre-established performance objectives. Included in the granted amount are those additional PSUs earned based on actual performance achieved. These PSUs were originally awarded at target.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    On February 26, 2024, the Audit Committee approved the weighted payout percentage of 28% for the 2021 PSU awards (three-year performance period), which were based upon the Company’s actual fiscal year 2023 performance against pre-established performance objectives. Included in the granted amount are those additional PSUs earned based on actual performance achieved. These PSUs were originally awarded at target.
(5)    On February 27, 2023, the Audit Committee approved the weighted payout percentage of 100% for the 2020 PSU awards (three-year performance period), which were based upon the Company’s actual fiscal year 2022 performance against pre-established performance objectives. Included in the granted amount are those additional PSUs earned based on actual performance achieved. These PSUs were originally awarded at target.
(6)    On September 23, 2025, in connection with the completion of the sale of Sound United, all outstanding unvested PSUs held by employees of the sold business were canceled.
During the year ended December 30, 2023, the Company awarded 95,170 PSUs that will vest three years from the award date, based on the achievement of certain pre-established multi-year performance criteria approved by the Board. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes is recorded in the period in which the changes occur. If earned, the PSUs granted will vest upon achievement of the performance criteria, which include a relative total shareholder return (TSR) component, in the year following the evaluation and confirmation of the performance achievement criteria. The Company’s TSR is based on the Company’s common stock percentile ranking relative to the constituents of the Nasdaq Composite Index for the performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of shares that may be earned can range from 0% to 200% of the target amount.
During the year ended December 28, 2024, the Company awarded 142,254 PSUs that will vest three years from the award date, based on the achievement of certain pre-established multi-year performance criteria approved by the Board. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes is recorded in the period in which the changes occur. If earned, the PSUs granted will vest upon achievement of the performance criteria, which include a relative total shareholder return (TSR) component, in the year following the evaluation and confirmation of the performance achievement criteria. The Company’s TSR is based on the Company’s common stock percentile ranking relative to the constituents of the Nasdaq Composite Index for the performance period beginning on January 1, 2024 and ending on December 31, 2026. The number of shares that may be earned can range from 0% to 200% of the target amount.
During the year ended January 3, 2026, the Company awarded 90,397 PSUs that will vest three years from the award date, based on the achievement of certain pre-established multi-year performance criteria approved by the Board. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes is recorded in the period in which the changes occur. If earned, the PSUs granted will vest upon achievement of the performance criteria, which include a relative total shareholder return (TSR) modifier, in the year following the evaluation and confirmation of the performance achievement criteria. The Company’s TSR modifier estimate is based on the Masimo’s TSR performance over a 3-year period as a percentile ranking relative to the constituents of the S&P Healthcare Equipment Select Index for the performance period beginning on March 11, 2025 and ending on January 1, 2028. The number of shares that may be earned can range from 0% to 200% of the target amount.
The fair value of market-based RSUs is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of performance-based PSUs is determined using the closing price of the Company’s common stock on the grant date. Based on management’s estimate of the number of units expected to vest, total PSU expense (benefit) for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 was $2.5 million, $1.9 million and $(20.4) million, respectively. The PSU expense (benefit) amounts for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 relate to adjustments for the expected life-to-date performance of the PSU. As of January 3, 2026, the Company had $12.5 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.8 years.

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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Year Ended January 3, 2026	Year Ended December 28, 2024	Year Ended December 30, 2023
Risk-free interest rate	3.9% to 4.1%	3.3% to 4.2%	3.6% to 4.2%
Expected term (in years)	5.8 years	4.6 years to 5.9 years	5.1 years to 5.9 years
Estimated volatility	40.5% to 43.1%	33.3% to 42.6%	31.6% to 36.7%
Expected dividends	0%	0%	0%
Weighted-average fair value of options granted	$68.57 per share to $78.81 per share	$59.60 per share	$75.08 per share
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
Estimated volatility. The estimated volatility is the amount by which the Company’s share price is expected to fluctuate during a period. The Company’s estimated volatilities for the years ended January 3, 2026, December 28, 2024, and December 30, 2023 are based on historical and implied volatilities of the Company’s share price over the expected term of the option.
Expected dividends. The Board may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. Any determination to declare and pay dividends will be made by the Board and will depend upon the Company’s results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by the Board. In the event a dividend is declared, there is no assurance with respect to the amount, timing or frequency of any such dividends. The dividend declared in 2012 was deemed to be a special dividend and there is no assurance that special dividends will be declared again during the expected term. Based on this uncertainty and unknown frequency, for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, no dividend rate was used in the assumptions to calculate the stock-based compensation expense.
The Company has elected to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award, net of forfeitures. Forfeitures of stock-based awards are recognized as they occur. The total fair value of all options that vested during the years ended January 3, 2026, December 28, 2024 and December 30, 2023 was $2.7 million, $8.2 million and $9.5 million, respectively.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock as of January 3, 2026 was $18.6 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock, as of January 3, 2026 was $18.6 million. The aggregate intrinsic value of options exercised during the years ended January 3, 2026, December 28, 2024 and December 30, 2023 was $63.1 million, $58.2 million and $19.0 million, respectively.
The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $5.8 million, $5.7 million and $2.9 million for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the total stock-based compensation expense that is included in each functional line item of the consolidated statements of operations:

(in millions)	Year Ended January 3, 2026	Year Ended December 28, 2024	Year Ended December 30, 2023
Cost of goods sold	$0.7	$1.0	$1.1
Selling, general and administrative	21.9	20.3	(2.0)
Research and development	13.2	14.8	7.0
Total	$35.8	$36.1	$6.1
21. Employee Benefits
Defined Contribution Plan
In the U.S., the Company sponsors one qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements.
The MRSP matches 100% of a participant’s salary deferral, up to 3% of each participant’s compensation for the pay period, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $3.7 million, $3.9 million and $4.1 million to the MRSP for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively, all in the form of matching contributions.
In addition, some of the Company’s international subsidiaries also have defined contribution plans to which both the employee and employers are eligible to make contributions. The Company contributed $2.3 million, $2.4 million and $2.1 million for the years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively.
Defined Benefit Plans
The Company sponsors several international noncontributory defined benefit plans. The service cost component for the defined benefit plans are recorded in operating expenses in the consolidated statement of operations. All other cost components are recorded in other income (expense), net in the consolidated statement of operations.
The following table sets forth the funded status and amounts recognized in the consolidated balance sheet for the Company’s defined benefit plans.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	January 3, 2026		December 28, 2024
Plan Assets
Fair value of plan assets at beginning of year	$19.2		$16.7
Employer contributions	2.4		1.8
Participant contributions	0.9		0.7
Realized net gains (losses) on plan assets	0.3		0.1
Benefits paid	(0.6)		(1.2)
Foreign currency revaluation and translation gains and (losses)	2.6		1.1
Fair value of plan assets at end of year	$24.8		$19.2

Projected Benefit Obligation
Projected benefit obligation at beginning of year	$24.6		$20.9
Service cost	1.7		1.5
Participant contributions	0.9		0.7
Interest cost	0.3		0.3
Actuarial gains (losses)	(0.4)		0.5
Benefits paid	(0.6)	(1)	(1.2)
Foreign currency revaluation and translation gains and (losses)	3.8		1.9
Projected benefit obligation at end of year	$30.3		$24.6
Funded status	$(5.5)		$(5.4)
______________
(1)     Due to the timing of a cash transfer, there was a payable as of January 3, 2026, resulting in a negative allocation as of year end.
The net increase in the fair value of the Company’s plan assets for the year ended January 3, 2026 was principally driven by higher foreign currency revaluation of $1.5 million and higher employer contributions of $0.6 million on the plan assets.
The net increase in the Company’s projected benefit obligation for the year ended January 3, 2026 was primarily driven by higher foreign currency revaluation of $1.9 million on the projected benefit obligation, partially offset by lower benefits paid of $0.6 million on the projected benefit obligation.
The underfunded balance of $5.5 million and $5.4 million was included in the long-term other liabilities on the consolidated balance sheets as of January 3, 2026 and December 28, 2024, respectively.
The Company’s consolidated statement of operations reflect the following components of net periodic defined benefit costs:

(in millions)	Year Ended January 3, 2026	Year Ended December 28, 2024	Year Ended December 30, 2023
Service cost	$1.7	$1.5	$1.2
Interest cost	0.3	0.3	0.5
Amortization of net losses	0.2	0.1	—
Amortization of prior service costs (credits)	—	(0.1)	—
Expected (gains) on plan assets	(0.8)	(0.7)	(0.7)
Net periodic defined benefit plan cost	$1.4	$1.1	$1.0

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts provided above for amortization of prior service costs (credits) and amortization of net losses represent the reclassifications of prior service cost (credits) and net actuarial gain (losses) that were recognized in accumulated other comprehensive (loss) income in prior periods.
Classification of amounts recognized in the consolidated balance sheets are as follows:

(in millions)	January 3, 2026	December 28, 2024
Non-current liability	$5.5	$5.4
International defined benefit plans with accumulated benefit obligations in excess of fair value of plan assets consist of the following:

(in millions)	January 3, 2026	December 28, 2024
Projected benefit obligation	$30.3	$24.6
Accumulated benefit obligation	28.1	22.8
Fair value of plan assets	24.8	19.2
Plan Assumptions
The Company determines actuarial assumptions on an annual basis. The actuarial assumptions used for the Company’s defined benefit plans for international participants will vary depending on the applicable country. On a weighted-average basis, the following assumptions were used to determine benefit obligations and to determine net periodic benefit cost:

	Year Ended January 3, 2026	Year Ended December 28, 2024
Assumptions - benefit obligations:
Discount rate	1.0%	1.5%
Rate of compensation increase	1.5	1.5
Assumptions - net periodic benefit costs:
Discount rate	1.0%	1.5%
Rate of compensation increase	1.5	1.5
Expected long-term return on plan assets(1)	3.5	3.7
Interest credit rate	1.3	1.5
______________
(1)     The pension expected return on assets assumption is derived primarily from underlying investment allocations and historical risk premiums per each plan, adjusted for current and future expectations, such as easing of global inflationary pressure.
Plan Assets
The weighted-average asset allocations at year end by asset category were as follows:

	Actual Allocation
Asset category	January 3, 2026	December 28, 2024
Cash and cash equivalents(1)	(3.7)%	(6.8)%
Equity securities	39.6	36.0
Debt securities	33.7	44.1
Other	30.4	26.7
______________
(1)     Due to the timing of a cash transfer, there was a payable as of January 3, 2026 and December 28, 2024, resulting in a negative allocation as of year end.

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
Plan Contributions
The Company determines expected funding needs of its defined benefit pension plans based on legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company made $2.4 million and $1.8 million contributions to its defined benefit plans for the years ended January 3, 2026 and December 28, 2024, respectively. The Company expects to contribute $1.5 million for the fiscal year 2026.
Estimated Future Benefit Payments
The estimated future benefit payments, based upon the same assumptions used to measure the benefit obligations and expected future employee service, were as follows:

(in millions)	Year Ended January 3, 2026
2026	$1.2
2027	1.2
2028	1.2
2029	2.1
2030	1.2
Thereafter	7.8
Total	$14.7
22. Non-operating Loss
Non-operating loss consists of the following:

(in millions)	Year Ended January 3, 2026	Year Ended December 28, 2024	Year Ended December 30, 2023
Interest income	$3.4	$4.4	$2.9
Realized and unrealized foreign currency (losses)	(7.6)	(4.4)	(8.8)
Interest expense	(33.2)	(41.2)	(47.1)
Total non-operating loss	$(37.4)	$(41.2)	$(53.0)

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Income Taxes
The components of income before (benefit) provision for income taxes are as follows:

(in millions)	Year Ended January 3, 2026	Year Ended December 28, 2024	Year Ended December 30, 2023
United States	$133.9	$(17.8)	$56.3
Foreign	138.7	39.6	56.7
Total	$272.6	$21.8	$113.0
The following table presents the current and deferred (benefit) provision for income taxes:

(in millions)	Year Ended January 3, 2026	Year Ended December 28, 2024	Year Ended December 30, 2023
Current:
Federal	$23.5	$17.3	$12.6
State	4.1	3.0	3.4
Foreign	25.5	8.6	9.1
Subtotal	$53.1	$28.9	$25.1
Deferred:
Federal	$6.1	$(19.0)	$(5.4)
State	6.4	(5.6)	(6.3)
Foreign	(0.7)	1.3	(8.1)
Subtotal	11.8	(23.3)	(19.8)
Total	$64.9	$5.6	$5.3
Included in the fiscal year 2025, 2024 and 2023 tax (benefit) provisions are increases of $2.8 million, $3.2 million and $5.7 million, respectively, for tax and accrued interest related to uncertain tax positions for each fiscal year.
The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate after the adoption of ASU 2023-09 is as follows:

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended January 3, 2026
	(in millions)	Percent
Statutory regular federal income tax rate	$57.1	21.0%
State and local income taxes, net of federal income tax effect (a)	8.3	3.1
Foreign tax effects:
Switzerland
Statutory tax rate differential	(17.6)	(6.5)
Cantonal taxes	5.0	1.8
Impairment	(4.3)	(1.6)
Cross-border tax laws	4.7	1.7
Other	2.3	0.8
Other foreign jurisdictions	5.7	2.1
Effects of cross-board tax laws
Foreign GILTI, net with FTC	2.4	0.9
Other	0.8	0.3
Tax credits
R&D credits	(4.8)	(1.8)
Nontaxable and nondeductible items
Excess stock-based compensation	(5.0)	(1.8)
Other	7.5	2.8
Changes in unrecognized tax benefit	2.8	1.0
Effective tax rate	$64.9	23.8%
____________
(a)    The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Illinois, Massachusetts, New York, and Texas.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 28, 2024	Year Ended December 30, 2023
Statutory regular federal income tax rate	21.0%	21.0%
State provision, net of federal benefit	(12.1)	(2.0)
U.S. tax on foreign income, net	42.5	5.3
Foreign income taxed at different rates	8.0	(2.4)
Research and development tax credits	(16.7)	(3.4)
Tax credit	—	(7.3)
Excess stock-based compensation	(26.3)	(2.3)
Nondeductible executive compensation	16.9	(1.7)
Derecognition of uncertain tax position	(15.5)	(1.6)
Other	7.9	(0.9)
Total	25.7%	4.7%

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 3, 2026, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $613.7 million. Because such earnings have previously been subject to U.S. tax or are eligible for a dividends received deduction when repatriated, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign withholding and state taxes. The Company considers $86.5 million of these accumulated undistributed earnings as no longer permanently reinvested and has accrued foreign withholding and state taxes, net of estimated foreign tax credits, of $2.3 million. The Company intends, however, to indefinitely reinvest the remaining $527.2 million of earnings. If the Company decides to distribute such permanently reinvested earnings, the Company would accrue estimated additional income tax expense of up to approximately $25.0 million.
The components of the deferred tax assets are as follows:

(in millions)	January 3, 2026	December 28, 2024
Deferred tax assets:
Capital loss	$134.2	$—
Accrued liabilities	35.7	28.6
Capitalized R&D	29.5	41.2
Tax credits	30.6	31.5
Deferred revenue	24.8	27.5
Net operating losses	16.8	10.9
Operating lease liabilities	7.4	5.6
Stock-based compensation	5.6	8.4
Intangible assets	1.6	6.4
Other	6.2	5.8
Total	292.4	165.9
Valuation allowance	(145.1)	(15.2)
Total deferred tax assets	$147.3	$150.7

Deferred tax liabilities:
Property and equipment	$(8.4)	$(12.2)
Withholding taxes on undistributed foreign earnings	(3.5)	(3.1)
ROU assets	(7.3)	(5.2)
State taxes and other	(14.1)	(12.0)
Total deferred tax liabilities	(33.3)	(32.5)
Net deferred tax assets	$114.0	$118.2
As of January 3, 2026, the Company has $0.8 million and $2.7 million of net operating losses from federal and various state jurisdictions, which will begin to expire in 2037 and 2038, respectively. Additionally, the Company has $68.7 million of net operating losses from foreign jurisdictions that will begin to expire in 2032. The Company also has state research and development tax credits of $38.7 million that will carryforward indefinitely, $0.2 million of foreign tax credits on research and development expenditures that will begin to expire in 2044 and $3.6 million of Swiss tax credits that will begin to expire in 2026. In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized. In making this determination, the Company considered all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performance.
During the year ended December 30, 2023, the Company established a valuation allowance to reduce the deferred tax assets relating to certain acquired operating losses in certain foreign jurisdictions that the Company believes are not likely to be realized. During the year ended January 3, 2026, there was an increase in the valuation allowance of $129.9 million, primarily due to capital losses and the losses of certain foreign operations and certain state jurisdictions that the Company believes are not likely to be realized.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

(in millions)	Year Ended January 3, 2026	Year Ended December 28, 2024
Unrecognized tax benefits (gross), beginning of period	$33.4	$30.2
Increase from tax positions in prior period	0.5	1.8
Increase from tax positions in current period	7.3	4.9
Lapse of statute of limitations	(5.3)	(3.5)
Unrecognized tax benefits (gross), end of period	$35.9	$33.4
The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $33.3 million and $30.8 million as of January 3, 2026 and December 28, 2024, respectively.
For the year ended January 3, 2026 the Company recorded an expense of $0.4 million for interest and penalties related to unrecognized tax benefits as part of income tax expense. For the year ended December 28, 2024, the Company recorded a benefit of $0.6 million for interest and penalties related to unrecognized tax benefits as part of income tax expense. For the year ended December 30, 2023, the Company recorded a benefit of $1.0 million for interest and penalties related to unrecognized tax benefits as part of income tax expense.
Total accrued interest and penalties related to unrecognized tax benefits as of January 3, 2026 and December 28, 2024 were $3.1 million and $2.7 million, respectively.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2021. All material state, local and foreign income tax matters have been concluded through fiscal year 2017.
The Company does not believe that the results of any tax authority examination would have a significant impact on its consolidated financial statements.
The amounts of cash income tax paid by the Company were as follows:

(in millions)	Year Ended January 3, 2026
Federal	$13.4
Foreign
Switzerland	6.9
Mexico	2.0
All other foreign	4.2
State and local	2.0
Income taxes, net of amounts refunded	$28.5
The amount of cash income taxes paid by the Company during the years ended December 28, 2024 and December 30, 2023 was $35.9 million and $20.4 million, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the consolidated financial statements for the year ended January 3, 2026, and the Company will continue to monitor its impacts on future years.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Brennan Agreement provided for an annual base salary of $1,042,000. Additionally, Ms. Brennan was eligible for a discretionary bonus of a target amount equal to $621,250 at the end of the Brennan Term. At the conclusion of Ms. Brennan’s service as interim CEO, in the early 2025, the Board determined her discretionary bonus amount would be $1,087,190.
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
On January 17, 2025, the Company and Ms. Catherine Szyman entered into an offer letter (“the Offer Letter”) in respect of her service as the CEO of Masimo, effective as of February 12, 2025 (“ the Effective Date”). Under the Offer Letter, Ms. Szyman will receive an initial annual base salary of $1,000,000, a target annual bonus opportunity of 100% of base salary and a maximum annual bonus opportunity equal to 200% of such target, and an annual target long-term incentive award opportunity of $7,000,000. To the extent that the Company determines after the Effective Date to adopt a policy for the vesting of performance stock units upon retirement, any such retirement policy that applies to Ms. Szyman will be no worse than the attainment of 60 years of age and at least five years of continuous employment with the Company. Ms. Szyman will also be eligible to participate in the Company’s employee benefit plans and programs applicable to senior executives of the Company generally, as may be in effect from time to time.
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
Willow Cross-Licensing Agreement Provisions
The Company’s Cross-Licensing Agreement with Willow purports to require the Company to pay annual minimum aggregate royalties for the use of the rainbow® licensed technology, which is a perpetual global license. On October 24, 2024, Mr. Kiani’s employment as the Company’s CEO was terminated. Following Mr. Kiani’s termination, the Company paid Willow (i) a $2.5 million license fee for technology for use in blood glucose monitoring; and (ii) minimum aggregate annual royalties for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and/or glucose measurements in the amount of $15.0 million, plus $2.0 million for an additional parameter. As described in Note 24, “Commitments and Contingencies — Litigation”, the Company is in a dispute with Willow regarding the Cross-Licensing Agreement and Payments under the Cross-Licensing Agreement. No additional accruals or payments were made in connection with the termination of Mr. Kiani’s employment under the Willow Cross-Licensing Agreement.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $258.4 million of purchase commitments as of January 3, 2026 that are expected to be purchased within one year, and certain circumstances beyond one year for critical inventory and raw materials. In general, these purchase commitments have been made for inventory related items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better longer term pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of January 3, 2026, the Company had approximately $4.1 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of January 3, 2026, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Fee Agreement
On January 1, 2024, the Company entered into a one year alternative fee agreement (Fee Agreement) with respect to certain on-going legal fees and costs charged by a vendor. The Fee Agreement imposed certain limits on a quarterly and annual basis for actual legal fees incurred by the vendor that are payable based on work performed related to litigation matters against Apple (see the heading “Litigation” under Note 24, “Commitments and Contingencies” for further details regarding the Apple matters) regarding the Apple matters). The Fee Agreement provided that if the vendor was successful in obtaining a favorable judgment for the Company on any claim or counterclaim after exhaustion or dismissal of any appeals, or upon settlement resulting in monetary consideration to the Company, the vendor would be paid a success fee equal to three times the amount of the excess fees and costs incurred over the annual limit. On June 12, 2025, the Company and the vendor agreed to terminate the Fee Agreement. The Company paid the vendor approximately $2.8 million related to this termination. As of January 3, 2026, no amounts were outstanding in connection with this Fee Agreement.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of January 3, 2026, the Company had $152.3 million of bank balances, of which $4.2 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential healthcare customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the years ended January 3, 2026, December 28, 2024 and December 30, 2023, revenue from the sale of the Company’s healthcare products to customers that are members of U.S. GPOs approximated 57.2%, 56.9% and 53.2% of healthcare revenue, respectively.
For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, the Company had sales through one just-in-time healthcare distributor that represented 18.8%, 18.5%, and 18.1% of healthcare revenue, respectively.
As of January 3, 2026, two healthcare customers represented 26.5% and 10.1%, respectively, of the Company’s healthcare accounts receivable balance. The receivable balance related to one of these two healthcare customers is fully secured by a letter of credit. As of December 28, 2024, two healthcare customers represented 12.2% and 11.9%, respectively, of the Company’s healthcare accounts receivable balance.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the United States District Court for the Central District of California for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Apple filed petitions for Inter Partes review (IPR) of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO instituted IPR of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the IPR proceedings. In the IPR proceedings, one or more of the challenged claims of three of the asserted patents were found valid. The challenged claims of nine of the asserted patents were found invalid. On appeal, the U.S. Court of Appeals for the Federal Circuit affirmed all the IPR decisions except it reversed a finding of invalidity for certain dependent claims of one Masimo patent. From April 4, 2023 through May 1, 2023, the District Court held a jury trial on the trade secret, ownership, and inventorship claims. The District Court granted Apple’s motion for judgment as a matter of law on certain trade secrets and denied the remainder of Apple’s motion. On May 1, 2023, the District Court declared a mistrial because the jury was unable to reach a unanimous verdict. The District Court conducted a bench trial on the trade secret, ownership, and inventorship claims which commenced on November 5, 2024. The final argument following the bench trial occurred on February 3, 2025. The District Court held a jury trial on the patent infringement claims in November of 2025 and the jury returned a verdict of $634 million. The parties are currently briefing post-trial motions regarding the jury verdict.
On June 30, 2021, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Apple for infringement of a number of other patents. The Company filed an amended complaint on July 12, 2021. On August 13, 2021, the ITC issued a Notice of Institution of Investigation on the asserted patents. From June 6, 2022 to June 10, 2022, the ITC conducted an evidentiary hearing. In July and August 2022, Apple filed petitions for IPR of the asserted patents in the PTO. On January 10, 2023, a United States Administrative Law Judge in Washington, D.C. ruled that Apple violated Section 337 of the Tariff Act of 1930 (Section 337), as amended, by importing and selling within the United States certain Apple Watches with light-based pulse oximetry functionality and components, which infringe several claims of the Company’s pulse oximeter patents. On January 24, 2023, the United States Administrative Law Judge further recommended that the ITC issue an exclusion order and a cease and desist order on certain Apple Watches. On October 26, 2023, the ITC issued a Notice of Final Determination finding a violation of Section 337 by Apple. The ITC determined that the appropriate form of relief is a Limited Exclusion Order (LEO) prohibiting the unlicensed entry of infringing wearable electronic devices with light-based pulse oximetry functionality manufactured by or on behalf of Apple, and a Cease and Desist Order (CDO). The LEO and CDO went into effect after the 60-day Presidential review period expired. The LEO and CDO are currently in effect. Apple’s appeal to the Federal Circuit is pending, and oral arguments were held on July 7, 2025. On January 30, 2023, the PTO denied institution of IPR proceedings for the Company’s pulse oximeter patents that the ITC ruled were infringed. With respect to the other patents asserted at the ITC, the PTO denied institution of IPR proceedings for one patent and instituted IPR proceedings for two patents in January and February 2023. In the IPR proceedings, one or more of the challenged claims were found valid, while others were found invalid. Appeals of the IPRs for the two patents were initiated, but are not being pursued in view of reexamination proceedings at the Patent Office. On January 12, 2024, the U.S. Customs and Border Protection Exclusion Order Enforcement Branch (Enforcement Branch) issued a ruling letter allowing importation of certain Apple Watches with the blood oxygen feature disabled. On January 7, 2025, the Enforcement Branch issued a second ruling letter declining entry of a second redesigned Apple Watch. On August 1, 2025, following an ex parte proceeding initiated by Apple, the Enforcement Branch issued a ruling letter allowing importation of the second redesigned Apple Watch. On August 20, 2025, the Company initiated an action against Customs and Border Protection and certain government officials (in their official capacity) in the U.S. District Court for the District of Columbia asserting, among other things, a violation of the Administrative Procedures Act in connection with Apple’s ex parte proceeding. On the same day, the Company filed a motion for temporary restraining order and preliminary injunction to prohibit Customs and Border Protection from permitting the importation of the Apple Watches subject to the August 1, 2025 letter ruling. That motion remains pending. On September 8, 2025, the Company filed a request before the ITC seeking clarification or, in the alternative, modification of the LEO to confirm that the LEO covers second redesigned Apple Watches being imported pursuant to the August 1, 2025 ruling letter. On November 14, 2025, the ITC instituted a combined enforcement and modification proceeding to evaluate Apple’s second redesigned watch that was the subject of Customs and Border Protection’s August 1, 2025 ruling letter. The U.S Administrative Law Judge who conducted the evidentiary hearing in the underlying ITC investigation conducted an evidentiary hearing in the enforcement proceeding on January 28, 2026. The Initial Enforcement Determination by the Administrative Law Judge is expected by March 18, 2026, and the Final Enforcement Determination from the ITC is expected by May 18, 2026.

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
On August 22, 2023, a putative class action complaint was filed by Sergio Vazquez against the Company and members of its management alleging violations of the federal securities laws (Securities Class Action). On November 14, 2023, the Court appointed Boston Retirement System, Central Pennsylvania Teamsters Pension Fund-Defined Benefit Plan, and Central Pennsylvania Teamsters Pension Fund-Retirement Income Plan 1987 as lead plaintiffs. The lead plaintiffs filed an amended complaint on February 12, 2024. The amended complaint alleges that the Company and members of its management, from May 4, 2022 through August 8, 2023, disseminated materially false and misleading statements and/or concealed material adverse facts relating to the performance of its healthcare business and the success of the Company’s legacy Sound United business. The Company moved to dismiss the amended complaint on April 29, 2024. On November 5, 2024, the Court granted the motion in part, allowing the surviving claims to proceed to discovery. The parties engaged in a mediation on May 28, 2025. On July 11, 2025, the parties informed the Court that they have reached a settlement in principle. On August 14, 2025, plaintiffs filed a motion for preliminary approval of class action settlement, which the Court granted on February 2, 2026. A Settlement Hearing is scheduled for May 5, 2026.
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
On May 16, 2024, a purported stockholder of the Company, Dianne Himmelberger, filed a similar derivative action in the U.S. District Court for the Southern District of California (collectively, Derivative Actions). On July 22, 2024, the Court consolidated the Derivative Actions and stayed them until the motion to dismiss the Securities Class Action has been (i) denied in whole or in part, and no amended complaint is subsequently filed; or (ii) granted with prejudice, and any appeals pertaining to the motion to dismiss have concluded, or the time for seeking appellate review has passed with no further action from the Securities Class Action parties. On March 14, 2025, the Court lifted the stay. On May 16, 2025, Plaintiffs filed an Amended Complaint. Defendants’ deadline to respond to the Amended Complaint is March 17, 2026.
In addition to the Derivative Actions, the Company has received two shareholder requests under Delaware law demanding, among other things, that the Company take certain actions in response to alleged breaches of fiduciary duty relating to the same matters at issue in the Securities Class Action and the Derivative Actions. One of the shareholder demands was subsequently withdrawn. The Company’s Board has formed a review committee, currently consisting of Dr. Solomon and Ms. Lane, to consider and assess the remaining demand.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company received a subpoena from the Securities and Exchange Commission dated March 26, 2024 seeking documents and information relating to allegations from a former employee within the Company’s accounting department of potential accounting irregularities, internal control deficiencies, and improper whistleblower restrictions.
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
Additionally, on September 19, 2024, Mr. Kiani filed a claim in California Superior Court relating to his Amended Employment Agreement seeking, among other things, a declaration relief that he had validly terminated his employment for “Good Reason”, and that he was entitled to certain benefits provided in the Amended Employment Agreement upon a termination for Good Reason, including the Special Payment. On October 31, 2024, Mr. Kiani filed an amended complaint, bringing additional claims for, among other things, breach of contract and violations of the California Labor Code. On December 12, 2024, the Company filed its answer to the amended complaint, as well as a motion to stay the proceedings. On July 21, 2025, the Court denied the Company’s motion to stay. On September 23, 2025, Mr. Kiani filed a second amended complaint, which does not bring new claims but, among other things, adds allegations that Mr. Kiani was improperly denied the ability to exercise certain stock options. The case is now in discovery.
On May 22, 2025, Mr. Kiani filed a second lawsuit in the Superior Court of Orange County, California against individual Board Members (Mr. Koffey, Ms. Brennan, Dr. Solomon, Mr. Jellison, Ms. Lane, and Mr. Scannell) asserting claims for violations of Cal. Labor Code §§ 203, 558.1 and Cal. Bus. & Prof. Code § 17200 (Unfair Competition Law) arising from the Company’s alleged failure to timely pay him severance and certain wages purportedly owed under his Employment Agreement. The Orange County Superior Court deemed this case “related” to Mr. Kiani’s action against the Company and assigned the two cases to the same judge. On July 2, 2025, Defendants filed their Answer to the Complaint. On July 12, 2025, Defendants filed a motion to stay all proceedings citing, among other things, the ongoing litigation in Delaware and Mr. Kiani’s action against the Company in Orange County Superior Court. On December 23, 2025, Defendants filed a Motion for Judgment on the Pleadings. On January 19, 2026, Defendants’ motion to stay was denied.
The Company is evaluating the claims, and believes it has good and substantial defenses to them, but there is no guarantee that the Company will be successful in these efforts.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
On October 25, 2024, the Company commenced litigation in the United States District Court for the Southern District of New York against Mr. Roderick Wong, Naveen Yalamanchi, RTW Investments, LP, RTW Investments GP, LLC, RTW Master Fund, Ltd,. RTW Offshore Fund One, Ltd., RTW Onshore Fund One, LP, RTW Innovation Master Fund, Ltd,. RTW Innovation Offshore Fund, Ltd,. RTW Innovation Onshore Fund, LP, and RTW Fund Group GP, LLC (together, the RTW Defendants) and Mr. Kiani, seeking disgorgement of short-swing profits pursuant to Section 16(b) of the Exchange Act (the RTW Litigation). The Company filed an amended complaint in the RTW Litigation on December 30, 2024. The defendants filed motions to dismiss the RTW Litigation on January 23, 2025. On April 3, 2025, the Court issued an order granting the defendant’s motion to transfer the RTW Litigation to the United States District Court for the Central District of California. On August 5, 2025, the Company voluntarily dismissed its sole claim against Mr. Kiani without prejudice and, on August 6, 2025, the Court granted the Parties’ joint stipulation to voluntarily dismiss Plaintiff’s Section 13(d) claim against the RTW Defendants, leaving only the Section 16(b) claim. On August 18, 2025, the Court denied in full the RTW Defendants’ motion to dismiss. The RTW Defendants filed their Answer to the amended complaint on September 3, 2025. In the RTW Litigation, the Company alleges that the defendants formed a stockholder group under Section 13(d) of the Exchange Act holding 10% or more of the Company’s common stock and engaged in short-swing trading between May and September 2024 as a part of an empty voting scheme to manipulate the vote in Mr. Kiani’s favor for the Company’s 2024 Annual Meeting of Stockholders. The Company believes the total amount of RTW’s disgorgeable profits could be substantial. The case has now proceeded to discovery.
On May 26, 2025, Willow filed a demand for arbitration (the Demand) against the Company with the American Arbitration Association. Willow asserts in the Demand, and Statements of Additional Claims filed on November 28, 2025 and January 16, 2026, that it is entitled to declaratory judgment on the parties’ respective rights under the Cross-Licensing Agreement, described in Note 3, “Related Party Transactions”, including that Willow does not owe the Company repayment for any past royalty overpayments. Willow also claims the Company breached the Cross-Licensing Agreement, including by failing to pay adequate royalties, provide Willow with pricing for certain products, place certain technology in escrow, and provide Willow with engineering support. Willow seeks, among other things, (i) monetary damages of at least $6.1 million and (ii) specific performance compelling the Company to provide price lists for certain products, permit Willow’s chosen auditor to conduct an audit of the Company’s books and records, place certain technology in escrow, and provide Willow with engineering support.
The Company has asserted counterclaims against Willow and the Company’s former CEO Joe Kiani, seeking, among other things, (i) repayment of historical royalty overpayments, (ii) for Willow to re-assign to the Company intellectual property rights that are owned by the Company, (iii) declaratory judgment that provisions under the Cross-Licensing Agreement are not enforceable, and (iv) to the extent the agreement is enforceable, declaratory judgment on the parties’ respective rights under the Cross-Licensing Agreement, including the scope of the Company’s royalty obligations, if any.
We believe the Company has strong defenses to Willow’s claims, and that the Company’s counterclaims are meritorious. However, there is no guarantee that the Company will prevail in its dispute with Willow.
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
25. Segment and Enterprise Reporting
The Company’s reportable segments are determined based upon the Company’s organizational structure and the way in which the Company’s Chief Operating Decision Maker (CODM), the Company’s CEO, makes operating decisions, assesses financial performance, and allocates resources. As of January 3, 2026, the Company operates under one reportable segment, the healthcare business. Earlier this year, the non-healthcare consumer audio business was classified as held-for-sale, and as a result was excluded from the segment and enterprise reporting herein for all periods presented. On September 23, 2025, the Company completed the sale of its non-healthcare business.
The Company’s CODM uses segment gross profit, as presented in the Company’s CODM reports, as the primary measure of segment profitability. The significant segment expenses help the Company to better understand operating results. Segment information presented herein reflects the impact of these changes for all periods presented.
Selected information for the healthcare segment is presented below for each of the years ended January 3, 2026, December 28, 2024 and December 30, 2023:

(in millions)	Year Ended January 3, 2026	Year Ended December 28, 2024	Year Ended December 30, 2023
Revenues:
Healthcare	$1,524.1	$1,395.2	$1,275.5
Other(1)	2.8	—	—
Total revenues	$1,526.9	$1,395.2	$1,275.5

Cost of goods:
Healthcare	$573.8	$581.7	$498.3
Other(1)	7.9	19.2	11.6
Total costs of good sold	$581.7	$600.9	$509.9

Gross profit:
Segment gross profit	$950.3	$813.6	$777.1
Acquired asset amortization(1)(2)	(6.6)	(1.8)	(1.9)
Business transition and related costs(1)(3)	1.5	(14.8)	(4.9)
Acquisitions, integrations, divestitures, and related costs(1)(4)	—	(0.1)	—
Other(1)	—	(2.6)	(4.7)
Total gross profit	$945.2	$794.3	$765.6
__________________
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For each of the years ended January 3, 2026, December 28, 2024 and December 30, 2023, total depreciation and amortization expense for the healthcare segment was $38.8 million, $48.5 million and $38.1 million, respectively.
The Company’s total assets by segment are as follows:

(in millions)	January 3, 2026	December 28, 2024
Total assets by segment:
Healthcare	$1,697.8	$1,589.7
Asset held-for-sale	1.1	1,036.0
Total assets by segment	$1,698.9	$2,625.7
The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are as follows:

(in millions, except percentages)	Year Ended January 3, 2026		Year Ended December 28, 2024
Total long-lived assets by geographic area:
United States	$307.7	86.5%	$312.5	87.9%
International	48.2	13.5	43.2	12.1
Total long-lived assets by geographic area	$355.9	100.0%	$355.7	100.0%
The following schedule presents an analysis of the Company’s revenues based upon the geographic area (ship to location):

(in millions, except percentages)	Year Ended January 3, 2026		Year Ended December 28, 2024		Year Ended December 30, 2023
Total revenue by geographic area:
United States (U.S.)	$956.6	62.7%	$889.3	63.7%	$796.9	62.5%
Europe, Middle East and Africa	391.4	25.6	349.7	25.1	312.3	24.5
Asia and Australia	119.6	7.8	105.2	7.5	117.6	9.2
North and South America (excluding U.S.)	59.3	3.9	51.0	3.7	48.7	3.8
Total revenue by geographic area	$1,526.9	100.0%	$1,395.2	100.0%	$1,275.5	100.0%

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26. Subsequent Event
Merger Agreement
On February 16, 2026, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Danaher Corporation, a Delaware corporation (Parent), and Mobius Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Merger Sub), pursuant to which, among other things, Merger Sub will merge with and into the Company (the Merger), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent.
As set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.001 per share, of the Company (other than any shares owned by Parent, Merger Sub or the Company, or any of their wholly owned subsidiaries or shares in respect of which appraisal has been duly demanded, and not effectively withdrawn or otherwise waived or lost, pursuant to Section 262 of the General Corporation Law of the State of Delaware) issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive $180.00 in cash, without interest.
The completion of the Merger is subject to various conditions, including, among others, customary conditions relating to: (i) the adoption of the Merger Agreement by the Company’s stockholders; (ii) expiration or termination of any applicable waiting periods (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain non-U.S. antitrust and foreign direct investment approvals; (iii) the absence of any law or order making unlawful or restraining, enjoining or otherwise prohibiting consummation of the Merger; (iv) the absence of any material adverse effect with respect to the Company; and (v) other customary conditions relating to the accuracy of representations and warranties and performance of covenants.
The Merger Agreement also contains customary representations, warranties and covenants of the Company, Parent and Merger Sub, including, among others, covenants regarding the operation of the business of the Company and its subsidiaries prior to the effective time of the Merger.
If the Merger is completed, the shares will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable following the effective time of the Merger.
Contingent or Discretionary Fees
The Company entered into certain contingent or discretionary fee agreements with various service providers, advisors and consultants in connection with the sale transaction. A $5.0 million fee was due upon the announcement of a sale transaction, and another $10.0 million fee will be due upon the consummation of the sale transaction.
The Company is unable to reasonably estimate any other contingent fees due under these agreements at this time. Amounts due will be recognized when probable and reasonably estimable.

Schedule II
MASIMO CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
Years ended January 3, 2026, December 28, 2024 and December 30, 2023
(in millions)

Description	Balance at Beginning of Period	Additions Charged to Expense and Other Accounts	Amounts Charged Against Reserve	Balance at End of Period
Year ended January 3, 2026
Allowance for credit losses	$3.7	$3.0	$(2.0)	$4.7
Allowance for sales returns	2.4	3.0	(1.5)	3.9
Year ended December 28, 2024
Allowance for credit losses	2.7	1.1	(0.1)	3.7
Allowance for sales returns	1.4	2.1	(1.1)	2.4
Year ended December 30, 2023
Allowance for credit losses	2.4	0.4	(0.1)	2.7
Allowance for sales returns	1.8	—	(0.4)	1.4