Form 10-K/A
period 2026-01-03
MASIMO CORP
filed 2026-05-01
CIK 937556

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐   Yes   ☒   No

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Location	Auditor Firm ID
GRANT THORNTON LLP	Newport Beach, California	248

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026 that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026 (the “Original Form 10-K”). This Amendment No. 1 is being filed to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the registrant’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. As of the date of this Amendment No. 1, the registrant does not intend to file a definitive proxy statement containing the information required in Part III of Form 10-K within such 120-day period. Accordingly, the registrant is filing this amendment to include such omitted information as part of the Original Form 10-K.

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

MASIMO CORPORATION

AMENDMENT NO. 1 TO FISCAL YEAR 2025 FORM 10-K ANNUAL REPORT

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Background and Qualifications

The names of our current directors, their respective age, director class and position(s) as of April 17, 2026 are listed below.

				Committee Membership
Name	Age	Independent	Chairperson of the Board	Audit	Talent and Compensation	Nominating, Compliance and Corporate Governance	Business Risk and Review
Non-Employee Directors:
Michelle Brennan(1)	60	✓	✓
Quentin Koffey	47	✓			✓	✓	✓
Wendy Lane(2)	74	✓		✓	✓	✓	✓
Tim Scannell(3)	61	✓					✓
Darlene Solomon(4)	67	✓		✓		✓	✓
Employee Director:
Catherine Szyman	59

ë Committee Chair ✓ Member

(1)	On February 12, 2025, upon the appointment of Ms. Szyman to the role of Chief Executive Officer, Ms. Brennan relinquished the role of interim Chief Executive Officer and was appointed as Chair of the Board. Ms. Brennan was appointed as a member of the Nominating, Compliance and Corporate Governance Committee on April 29, 2025 and as Chair on August 24, 2025.
(2)	In February 2026, Ms. Lane was appointed to the Talent and Compensation Committee.
(3)	Mr. Scannell served as a member of the Audit Committee and the Talent and Compensation Committee until February 2026.
(4)	In February 2026, Dr. Solomon was appointed as a member of the Audit Committee.

Michelle Brennan has served as a member of our Board since June 2023 and served as our interim CEO from September 2024 to February 12, 2025. She currently serves as the Chair of our Board. Ms. Brennan currently serves on the boards of Cardinal Health, Inc. (NYSE: CAH) and Perosphere Technologies, Inc., where she is Chair of the Governance and Sustainability Committee and sits on the Human Resources & Compensation Committee. Before her retirement, Ms. Brennan was Global Value Creation Leader of Johnson & Johnson, Inc. (NYSE: JNJ), a researcher, developer, and manufacturer in the healthcare and consumer packaged goods fields, from 2019 to 2020. Ms. Brennan served as a senior executive at Johnson & Johnson for more than 30 years, where she oversaw medical device businesses globally as well as consumer pharmaceutical businesses. At Johnson & Johnson, Ms. Brennan successfully scaled multiple businesses to achieve market-leading growth and led efforts to invest in innovation that resulted in successful new product launches. Her previous role was Company Group Chairman of the Medical Device business for Europe, Middle East and Africa. Ms. Brennan previously served on the board of directors of Coupa Software Inc. (Nasdaq: COUP) from 2020 to 2023. Ms. Brennan brings deep operational experience in medical devices, including as Company Group Chair of Medical Devices in Europe, the Middle East, and Africa at Johnson & Johnson from 2015 to 2018. Ms. Brennan has a broad understanding of Masimo, developed during her prior service as Interim CEO. Ms. Brennan holds a B.S. in Business Administration from the University of Kansas.

Quentin Koffey has served as a member of our Board since June 2023, and he served as Lead Independent Director from September 2024 to February 12, 2025. Mr. Koffey currently serves as the Vice-Chair of our Board. Mr. Koffey brings his expertise as a professional investor, having served as the Managing Partner and Chief Investment Officer of Politan Capital Management LP since 2021. Mr. Koffey has also served on the board of directors of Azenta, Inc. (Nasdaq: AZTA) since 2024. Mr. Koffey has a strong track record of working constructively with boards and management teams to enhance stockholder value. In addition, Mr. Koffey has a deep understanding of Masimo, developed while serving as Lead Independent Director and Vice-Chairman at Masimo. Mr. Koffey holds a B.A. from Yale College, a J.D. from Stanford Law School, and an M.B.A. from Stanford Graduate School of Business.

Wendy Lane has served as a member of our Board since October 2024. Ms. Lane has more than 34 years of board experience with 16 companies, overseeing strategic, operational, and financial changes at public companies, as well as extensive experience in the health care and information services industries. Prior to serving as a director for both public and private companies, Ms. Lane spent 15 years in the investment banking industry. Ms. Lane’s expertise includes transformational change, crisis management, finance, M&A, compensation, human capital, audit, corporate governance, and experience on international boards. Ms. Lane previously served on the boards of directors of YourBio Health, Inc. until 2025, Verisk Analytics, Inc. (Nasdaq: VRSK) from 2022 to 2025, Envestnet, Inc. (NYSE: ENV) from 2023 to 2024, Willis Towers Watson PLC (Nasdaq: WTW) from 2016 to 2022, and Laboratory Corporation of America Holdings (NYSE: LH) from 1996 to 2014. Ms. Lane is an experienced public company director and corporate governance expert who has sat on and/or chaired several audit, compensation, nomination/governance, strategic alternatives and other committees during her board service. Ms. Lane holds a B.A. in Mathematics and French from Wellesley College, where she was named a Durant Scholar for her high GPA, and an M.B.A. in finance from the Harvard Business School.

Timothy Scannell has served as a member of our Board since October 2024. Mr. Scannell brings over 30 years of experience and success delivering market-leading results from his leadership roles at Stryker Corporation, one of the world’s leading medical technology companies. He served as President and Chief Operating Officer of Stryker from 2018 to 2021, overseeing all of Stryker’s commercial businesses and regions globally. Prior to this, he served as Group President for Stryker’s MedSurg & Neurotechnology businesses for ten years. Mr. Scannell has also served on the boards of directors of Novocure Limited (Nasdaq: NVCR) since 2021 and Insulet Corporation (Nasdaq: PODD) since 2014. Mr. Scannell previously served on the boards of directors of EXACT Sciences Corp. (Nasdaq: EXAS) from 2023 to 2024, Molekule Group, Inc. (Nasdaq: MKUL) from 2022 to 2024 and Renalytix Plc from 2022 to 2023. Mr. Scannell has deep medical device and operational experience that he developed during his time at Stryker. Mr. Scannell holds a bachelor’s degree in Business Administration and Marketing and an M.B.A from the University of Notre Dame.

Darlene Solomon has served as a member of our Board since September 2024. Dr. Solomon served as Senior Vice President and Chief Technology Officer of Agilent Technologies, Inc., a global leader in the life sciences, diagnostics and applied chemical markets, from 2006 until July 2023. She joined Agilent in 1999 and served in a dual capacity as the director of the Life Sciences Technologies Laboratory and as the senior director, research and development/technology for Agilent’s Life Sciences and Chemical Analysis business. Dr. Solomon has also served on the boards of directors of Novanta Inc. (Nasdaq: NOVT) since 2022 and Materion Corporation (NYSE: MTRN) since 2011. Dr. Solomon brings valuable insight on research and development, strategy and additional operational insight on the commercialization of technology innovations. Dr. Solomon is a global senior technology business executive and experienced public company board director with deep expertise in corporate governance, business transformation, and high-tech industries. She brings a valuable perspective in strategy, innovation, teamwork, and digital leadership in support of profitable core and adjacent business growth. Dr. Solomon holds a bachelor’s degree in Chemistry from Stanford University and her Ph.D. in Inorganic Chemistry from MIT.

Catherine Szyman has served as our Chief Executive Officer and as a member of our Board since February 2025. Ms. Szyman has over 20 years of experience leading and transforming businesses through patient-focused innovation. Before joining Masimo, Ms. Szyman served as Worldwide President of Advanced Patient Monitoring at BD (Becton, Dickinson and Company) (NYSE: BDX) which was acquired from Edwards Lifesciences Corporation. From 2015 to 2024, Ms. Szyman doubled the Critical Care business for Edwards Lifesciences Corporation (NYSE: EW) through the acquisition by BD (Becton, Dickinson and Company). Prior to Edwards, Ms. Szyman spent over twenty years at Medtronic (NYSE: MDT) in a variety of executive and management roles. Ms. Szyman has also served on the board of Inari Medical, Inc. (Nasdaq: NARI) since 2019 and previously served on the board of Outset Medical (Nasdaq: OM) from 2021 to 2024. Ms. Szyman has deep medical device and operational experience developed during her roles at Medtronic, Edwards Lifesciences and BD. In addition, Ms. Szyman has a successful track record of accelerating revenue growth by bringing new products to market, extensive experience leading and retaining top industry talent, and deep existing relationships within the sector. Ms. Szyman received a B.A. from the University of St. Thomas and an M.B.A. from Harvard Business School.

Executive Officers

Name	Age	Position(s)
Catherine Szyman	59	Chief Executive Officer
Micah Young	47	Executive Vice President, Chief Financial Officer
Tim Benner	58	Chief Marketing and Strategy Officer
Charles Dadswell	67	Executive Vice President and General Counsel
Lisa Hellmann	58	Chief Human Resources Officer
Greg Meehan	62	Chief Commercial Officer
Anand Sampath	59	Executive Vice President, Operations

Micah Young has served as our Executive Vice President and Chief Financial Officer since October 2017. He is a seasoned finance executive with nearly two decades of experience in publicly traded medical device and healthcare technology companies. From December 2009 to September 2017, he held progressively senior finance leadership roles at NuVasive, Inc. (Nasdaq: NUVA), most recently as Vice President, Finance. Earlier, he spent seven years at Zimmer Biomet Holdings, Inc. (NYSE: ZBH) in multiple accounting and finance positions and began his career as an auditor at Deloitte, LLP. Mr. Young holds a B.S. in Accounting and Criminal Justice from Indiana Wesleyan University and is a Certified Public Accountant (inactive).

Tim Benner has served as our Chief Marketing and Strategy Officer since June 2025. Mr. Benner has held several senior-level positions at market-leading medical device companies. From February 2025 to June 2025, Mr. Benner assisted Stryker Corporation (NYSE: SYK), one of the world’s leading medical technology companies, with integrating Inari Medical, Inc. (Nasdaq: NARI), a medical technology company that targeted deep vein thrombosis and pulmonary embolism ailments, into its business. Prior to that, Mr. Benner served as the Chief Commercial Officer at Inari Medical from March 2024 until it was acquired by Stryker Corporation in February 2025. From October 2021 to March 2024, Mr. Benner served as the Chief Commercial Officer at Saluda Medical, an innovator of AI-based closed-loop neuromodulation technology. Mr. Benner holds a B.S. from CSU and an M.B.A. from the University of California, Irvine.

Charles Dadswell has served as our Executive Vice President and General Counsel since August 2025. Mr. Dadswell has over 30 years of experience leading the legal departments of healthcare-focused technology and pharmaceutical companies. From October 2024 to March 2025, Mr. Dadswell served as an advisor to Illumina, Inc. (Nasdaq: ILMN), a global provider of DNA sequencing and array-based technologies. From April 2013 to October 2024, Mr. Dadswell served as Senior Vice President, General Counsel and as Secretary to the Board of Directors at Illumina. From June 2023 to September 2023, Mr. Dadswell also served as interim Chief Executive Officer at Illumina. Mr. Dadswell holds an LL.M. in Patent Law and Trade Regulation from The George Washington University Law School, a J.D. from the Thomas M. Cooley Law School, and a B.S. from Ferris State University.

Lisa Hellmann has served as our global Human Resources leader since April 2025. Ms. Hellmann has extensive experience building people strategies in fast-growing medical technology, biotechnology, and healthcare environments. From 2021 to 2023, Ms. Hellmann served as Senior Vice President, Global Human Resources and Corporate Communications at Hologic, Inc. (Nasdaq: HOLX), a global medical technology provider focused on women’s health and medical devices and from 2017 to 2021, Ms. Hellmann served as Vice President, Human Resources, Diagnostics and Global Internal Communications of Hologic Inc. Ms. Hellmann earned the Global Executive Masters in Human Resource Leadership Certificate from Rutgers University and a B.A. in Human Biology, with a concentration in Psychology of Learning from Stanford University.

Greg Meehan has served as our Chief Commercial Officer since July 2025. Mr. Meehan served in an advisory capacity to us from February 2025 to July 2025. From September 2018 to February 2025, Mr. Meehan served as a consultant. From August 2015 to September 2018, Mr. Meehan was the Vice President of US Sales for the Edwards Critical Care unit of Edwards Lifesciences Corporation (NYSE: EW). From July 2010 to August 2015, Mr. Meehan served as Vice President & General Manager at Medtronic plc (NYSE: MDT), a leading global healthcare technology company. Mr. Meehan brings a deep understanding of what it takes to build a high-performing sales organization and has a proven track record of success in the medical technology industry. Mr. Meehan earned a B.S. in Business Administration from Bowling Green State University.

Anand Sampath has served as our Executive Vice President, Operations since May 2019. Mr. Sampath is an inventor of more than forty patents relating to monitoring, wireless networks, and communication. Prior to his current role, Mr. Sampath served as our Chief Operating Officer from June 2014 to May 2019. From March 2007 to June 2014, Mr. Sampath served as Executive Vice President, Engineering at Masimo. From April 2006 to March 2007, Mr. Sampath was our Director of Systems Engineering. Mr. Sampath holds a B.S. in Engineering from Bangalore University.

Family Relationship

There are no family relationships between or among any of our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who failed to file a timely required report during the most recent fiscal year. Based solely upon our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended January 3, 2026, all Section 16(a) filing requirements were satisfied on a timely basis, except that, due to an inadvertent administrative oversight: (i) each of Mr. Jellison, Ms. Lane, Mr. Scannell, and Ms. Solomon filed a late Form 4 on May 2, 2025 to report the grant and vesting of RSUs; (ii) each of Omar Ahmed, Greg Meehan, and Tim Benner filed a late Form 3 on August 11, 2025 to report their initial statements of beneficial ownership; (iii) Ms. Brennan filed a late Form 4 on August 11, 2025 to report the grant of RSUs; and (iv) Mr. Dadswell filed a late Form 3 on September 3, 2025 to report his initial statement of beneficial ownership and a late Form 4 on September 3, 2025 to report the grant of options and RSUs.

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

Consideration of Director Nominees

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders that was filed with the SEC on March 26, 2025.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. It is also the policy of the Company to comply with applicable securities laws when transacting in its own securities. A copy of our insider trading policy is attached as Exhibit 19 to the Original Form 10-K.

Audit Committee; Financial Expert

We maintain a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Mr. Koffey, Ms. Lane and Dr. Solomon, with Mr. Koffey serving as the Chairperson of the Audit Committee. Our Board has determined that Mr. Koffey and Ms. Lane are audit committee financial experts, as defined under applicable SEC rules, and that Mr. Koffey and Ms. Lane meet the background and financial sophistication requirements under Nasdaq Listing Rule 5605(c)(2)(A). In making this determination, the Board made a qualitative assessment of each of Mr. Koffey’s and Ms. Lane’s level of knowledge and experience based on a number of factors, including their formal education and experience.

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

This Compensation Discussion and Analysis describes the material elements of our executive compensation program for each individual who served as our Principal Executive Officer, each individual who served as Principal Financial Officer and the next three most highly compensated executive officers of the Company that were serving as an executive officer at the end of fiscal 2025 (our “Named Executive Officers” or “NEOs”). During fiscal 2025, these individuals were:

Name	Position(s)
Catherine Szyman	Chief Executive Officer
Michelle Brennan(1)	Former Interim Chief Executive Officer and Chair of the Board
Micah Young	Executive Vice President and Chief Financial Officer
Charles Dadswell	Executive Vice President, General Counsel and Corporate Secretary
Greg Meehan	Chief Commercial Officer
Anand Sampath	Executive Vice President, Operations
(1)	On February 12, 2025, upon the appointment of Catherine Szyman to the role of CEO, Ms. Brennan relinquished the role of interim CEO and was appointed as non-executive Chairperson of the Board.

Overview

Our “Compensation Discussion and Analysis” also provides an overview of our executive compensation philosophy and objectives. It analyzes how and why the Talent and Compensation Committee of our Board (the “Compensation Committee”) arrived at the specific compensation decisions for our executive officers, including our NEOs, for fiscal 2025, including the key factors that the Compensation Committee considered in determining their compensation. Additionally, it discusses our overall compensation governance structure, including the processes followed by the Compensation Committee, and risk management practices around our executive compensation.

CEO Transition Timeline

This “Compensation Discussion and Analysis” discusses Chief Executive Officer (“CEO”) compensation for two different individuals who have held such role since the beginning of 2025. On September 24, 2024, our Board appointed director Michelle Brennan, as interim CEO, effective September 24, 2024. On November 13, 2024, we entered into an employment agreement (the “Brennan Agreement”) with Ms. Brennan, providing for certain benefits, to ensure she would be compensated fairly and competitively for her substantially increased responsibilities in running our Company until we could find a permanent replacement, as well as to incentivize her to lead the search for such a replacement. For more information on the terms of the agreement, see “— Employment Arrangements with Executive Officers – Employment Agreement with Ms. Brennan.” Ms. Brennan also stepped down from the Compensation Committee in October 2024, prior to our entry into the Brennan Agreement, in order to allow our fully independent Compensation Committee to decide her compensation. On February 12, 2025, upon the appointment of Catherine Szyman to the role of CEO, Ms. Brennan relinquished the role of interim CEO and was appointed as non-executive Chairperson of the Board.

Ms. Szyman’s 2025 base salary was set at $1,000,000 and she had a target annual bonus opportunity of 100% of base salary and a maximum annual bonus opportunity equal to 200% of such target. Her 2025 annual target long-term incentive award opportunity was $7,000,000 in the same mix as our other NEO awards in 2025 (i.e., 60% PSUs, 20% stock options, and 20% RSUs). In consideration of certain unvested equity awards forfeited from her previous employer, Ms. Szyman received a one-time buy-out award of (i) RSUs with target grant date value of approximately $6,000,000, which will vest in three equal installments on each of the first, second and third anniversaries of the grant date (the “Buy-Out RSUs”), and (ii) PSUs with a target grant date value of approximately $4,000,000, which will vest in accordance with the Company’s vesting terms for annual long-term incentive awards granted in 2025 to other executives of the Company (the “Buy-Out PSUs,” and together with the Buy-Out RSUs, the “Buy-Out Awards”). For more information, see “– Employment Arrangements with Executive Officers - Employment Agreement with Ms. Szyman.”

Recent Developments

On February 16, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Danaher Corporation (NYSE: DHR) (“Danaher”) (such transaction referred to herein as the “Merger”) to be acquired by Danaher. The closing of the Merger is subject to the satisfaction of certain closing conditions, including the receipt of required regulatory approvals and the approval of Masimo’s stockholders. Subject to the satisfaction of the closing conditions, upon closing of the Merger, Masimo’s common stock will be delisted from the Nasdaq and deregistered under the Exchange Act.

EXECUTIVE SUMMARY

Our compensation program is designed to attract and retain highly-qualified employees within our industry and motivate them to perform at the highest level while executing our long-term plan. In retaining and motivating high-caliber talent, the Compensation Committee is committed to promoting a performance-based culture. In relation to that commitment, we deliver the vast majority of the pay opportunities for our CEO, Chief Financial Officer (“CFO”) and Chief Commercial Officer (“CCO”) in the form of annual and long-term incentives tied to challenging financial metrics that incentivize their executive leadership to successfully deliver on the long-term plan and our commitments to our stockholders. A significant amount of the pay opportunities for our other NEOs (other than our former interim CEO) are also tied to challenging financial metrics.

Fiscal 2025 Compensation Highlights

We believe that our fiscal 2025 executive compensation decisions were closely aligned with our stockholders’ interests. Annual cash bonus opportunities were linked to the achievement of annual corporate goals. Our equity awards (including stock options, restricted stock unit (“RSU”) awards and performance stock unit (“PSU”) awards) provide for a longer-term compensation structure, which focuses executives’ attention on multi-year corporate performance and sustained value creation for our stockholders in stock price appreciation, and promote retention via extended vesting schedules. As a result of these annual cash bonuses, stock options, RSU awards and PSU awards, the vast majority of our executive officers’ fiscal 2025 annual compensation was at-risk. The 2025 annual cash bonus was earned at 113% of target, while the PSUs granted in 2023, which were based on our performance during 2023-2025 (the “2023 PSUs”), were earned at 18% of target.

COMPENSATION PHILOSOPHY AND OBJECTIVES

The primary objectives of our executive compensation program are to align executive compensation with the long-term interests of our stockholders and to attract and retain a talented, entrepreneurial and creative team of executives who will provide leadership for our success in driving our technologies and products to the greatest number of patients in our broadening target markets.

In connection with the design of our compensation program, our Compensation Committee has considered the outcome of our past say-on-pay proposals, as well as feedback from our stockholders. At our 2025 Annual Meeting of Stockholders, our executive compensation program was approved by 88% of votes cast.

Compensation Philosophy

We operate within a complex business environment requiring strong leadership. Our business model requires our executive leadership team to be adept at developing competitive healthcare and sales/marketing strategies to support multiple customers, including hospitals, alternate care facilities and original equipment manufacturers within multiple geographies. The industries in which we compete are intensely competitive and significantly affected by new product introductions and other market activities of industry participants. A number of our competitors have substantially greater capital resources, larger product portfolios, larger customer bases, larger sales forces and greater geographical presence, and have built relationships with group purchasing organizations and other purchasers that may be more effective than ours. In addition, the medical device industry is characterized by rapid product development and technological advances, which require our executive leadership team to stay agile in managing these key areas of the business.

As a result, the Compensation Committee believes that it is critical to attract, develop and retain highly-qualified leaders with the experience, knowledge, expertise and vision capable of excelling in this complex and competitive business environment, including competing against larger competitors and developing and commercializing new products, new and improved technologies and new applications for our existing technologies.

Compensation Objectives

Our executive compensation program is intended to help us achieve and foster a goal-oriented, highly motivated executive leadership team with a clear understanding of our business objectives and shared corporate values. Our executive compensation program provides compensation that:

●	appropriately aligns with our business objectives and stockholder interests;

●	maintains a reasonable balance across different types of compensation that each serve a specific purpose, including providing stability, incentivizing short-term and long-term performance in line with strategic goals, and attracting talent and promoting its retention;
●	appropriately considers risks and rewards in the context of our business environment and long-range business plans;
●	is market competitive; and
●	supports our succession planning objectives.

While we recognize the value of individual contributions in evaluating base salary, target bonus levels and long-term incentive opportunities, our annual cash incentive plan is based exclusively on company-wide financial performance metrics, reflecting our belief that collective achievement and unified team execution are the most critical drivers of value creation at this stage of the Company’s development.

Total Target Compensation

We seek to achieve these objectives in a way that is consistent with our long-term interests as well as those of our stakeholders, including stockholders and employees. We structure the annual compensation of our executive officers, including our NEOs, using three principal elements: base salary, annual cash incentive opportunities and long-term incentive compensation opportunities in the form of equity awards. While the pay mix may vary from year to year and person to person, the ultimate goal is to achieve our compensation objectives as described above.

The following charts show the mix of our CEO’s and, on average, each of our other NEOs’ total target compensation for fiscal 2025 under the regular compensation program, consisting of base salary, annual incentive and the grant date fair value of the equity awards granted during the year:

Executive Compensation Policies and Practices

We endeavor to maintain sound executive compensation policies and practices, including compensation-related corporate governance standards, consistent with our executive compensation philosophy. During fiscal 2025, we maintained the following executive compensation policies and practices, including those that we have implemented both to drive strong performance and discourage behaviors that we believe do not serve our stockholders’ long-term interests:

What We Do	What We Don’t Do
Fully independent compensation committee.	No guaranteed bonuses.
Independent compensation advisor to the compensation committee.	No use of upward discretion in paying out annual cash incentives or PSUs
Detailed annual review of executive compensation.	No defined pension or non-qualified deferred compensation plans for executive officers
Vast majority of compensation at-risk, based on corporate performance and alignment with stockholder interests.	No hedging allowed and no pledging allowed, subject to rare, approved exceptions
Multi-year vesting for equity awards (3 years for PSUs, 4 years for RSUs and 5 years for stock options).	No tax gross-ups or other payments on perks/personal benefits.
Challenging and rigorous performance metrics, often set at or above high end of range of guidance.	No tax gross-ups on change-in-control benefits

Diverse performance metrics for annual cash incentives (Adjusted Revenue, Adjusted Non-GAAP Earnings Per Share and Adjusted True Incremental Contract Value) vs. PSUs (Adjusted Non-GAAP Operating Income, Relative TSR as well as Adjusted Revenue).

No single-trigger vesting on change-in-control provisions with new hires.
Three-year performance period for PSUs.	No stock option repricing
Clawback policy.	No evergreen provisions in equity incentive plans.
Robust stock ownership policies for executive officers and non-employee directors.
Annual say-on-pay vote.
Stockholder engagement led by independent directors.

INDIVIDUAL COMPENSATION ELEMENTS

The specific elements of our executive compensation program for fiscal 2025 included the following:

Type	Element	Purpose
Fixed	Base Salary	● Provide competitive, predictable annual income at a level consistent with the individual’s contributions to our business.
Performance-Based	Annual Cash Incentives	● Incentivize management team with annual variable bonus opportunity. ● Link executive compensation with our medium-term corporate strategic, financial and business objectives.
Equity Awards
●
Drive achievement of key long-term business objectives tied to corporate strategy.
●
Motivate our management to create sustainable long-term stockholder value.

•

Encourage stock ownership by our officers, aligning interests with stockholders.

Other Compensation	Benefits and Post-Employment Compensation Arrangements	● Support the health and security of our executives and their ability to plan for retirement.

Base Salary

Generally, we establish the initial base salaries of our executive officers through arm’s-length negotiation at the time we hire the individual executive officer, considering his or her position, qualifications, experience, and the base salaries of our other executive officers. The Compensation Committee then reviews the base salaries of our executive officers annually and makes adjustments as appropriate.

For each of our NEOs in fiscal 2025, other than Mr. Young and Mr. Sampath, base salary was as set forth in the individual’s employment arrangement. See “– Employment Arrangements with Named Executive Officers.”

During fiscal 2025, the Compensation Committee reviewed the base salaries of Mr. Young and Mr. Sampath, taking into consideration a competitive market analysis, expansion of responsibilities and the recommendations of our CEO. Following this review, the Compensation Committee approved an increase to the base salaries of Mr. Young and Mr. Sampath of 4% and 3%, respectively.

Annual Cash Incentive

At the beginning of each year, the Compensation Committee approves funding percentages that include payout scenarios for various levels of Company financial performance. All NEOs, other than Ms. Brennan, were eligible to receive annual cash incentives under the 2025 Executive Bonus Incentive Plan. For these 2025 annual cash incentives, the Compensation Committee selected Adjusted Revenue (weighted 50%), Adjusted Non-GAAP Earnings Per Share (weighted 40%) and Adjusted True Incremental Contract Value (representing total contract revenue from both new customers and incremental new contracted business with existing customers, less lost revenue from non-renewed contracts in each case, over the contracts’ multi-year term) (weighted 10%, which was a new metric for the bonus plan) as the performance metrics for all eligible NEOs. For the definition of Adjusted Revenue and Adjusted Non-GAAP Earnings Per Share and a reconciliation to the corresponding GAAP financial measure, see Appendix A. The Compensation Committee believed these performance metrics directly supported both our short-term strategy and our long-term objective of creating sustainable stockholder value.

Target performance for Adjusted Revenue and Adjusted Non-GAAP Earnings Per Share was set higher than both target and actual performance in the prior year and in each case required performance at the top end of the Company’s financial guidance range. For purposes of calculating the performance achievement and funding percentages for 2025, the Compensation Committee determined that, pursuant to pre-established adjustments permitted by the 2025 annual cash incentive plan, the performance metrics would be adjusted to exclude the impact of foreign currency fluctuations and share repurchases that were not reflected in the targets. The purpose of these adjustments is to ensure the measurement of performance reflects factors that management can directly control and that payout levels are not artificially inflated or impaired by factors unrelated to the ongoing operations of the business.

The table below sets forth the Adjusted Revenue, Adjusted Non-GAAP Earnings Per Share and Adjusted True Incremental Contract Value performance goals and payout percentages at the threshold, target and maximum funding levels for 2025, as well as the actual performance results, for all NEOs:

				Achievement % of Target Goal(1)			Payment % of Target(1)
		Target	Actual			Actual			Actual	Weighted
Metric	Weighting	Goal	Performance	Threshold	Maximum	Performance	Threshold	Maximum	Performance	Result
Adjusted Revenue ($in millions)	50%	$1,530	$1,509	95%	105%	99%	50%	200%	87%
Adjusted Non-GAAP Earnings Per Share	40%	$5.60	$5.80	90%	110%	104%	50%	200%	134%
Adjusted True Incremental Contract Value	10%	$420	$447	90%	110%	106%	50%	200%	162%	113%
(1)	Pursuant to the 2025 Executive Bonus Incentive Plan, no payment is made for performance below threshold; payouts for achievement levels between the threshold and maximum were to be based on a linear interpolation between points along the funding curve.

The following is a summary of the target annual cash bonus opportunities as a percentage of base salary and the actual 2025 bonus award earned by each eligible NEO.

	2025 Target	2025 Earned	2025 Actual
	Bonus as a % of	Bonus as a % of	Cash Bonus
Name	Base Salary	Base Salary	Amount
Catherine Szyman	100%	113%	$1,130,000	(1)
Micah Young	100%	113%	731,570
Charles Dadswell	60%	68%	406,800	(1)
Greg Meehan	60%	68%	339,000	(1)
Anand Sampath	50%	57%	292,417
(1)	The cash bonus for each of Ms. Szyman, Mr. Dadswell and Mr. Meehan was calculated on the basis of their full annual base salary and was not pro-rated based on their start date.

Ms. Brennan did not participate in the 2025 annual cash incentive plan. Under her employment agreement, she was eligible for a bonus with a target value of $621,250 for her service as interim CEO, with the actual amount to be determined by the Board based on its evaluation of her performance. For more information, see “– Employment Arrangements with Named Executive Officers – Employment Agreement with Ms. Brennan.” After the conclusion of Ms. Brennan’s service as interim CEO in early 2025, the Board determined that she earned $1,087,190 under this bonus opportunity. The Board considered Ms. Brennan’s strong performance and depth of responsibilities while leading Masimo from September 2024 until February 2025 (as shown by the advancement of strategic focus areas, including prioritizing the pipeline to large market opportunities, addressing our cost structure and separating the Sound United business), as well as her actions to ensure a successful transition of her duties to Ms. Szyman. Pursuant to SEC guidance, this bonus is reported as compensation in the “Summary Compensation Table” for 2025, as that is the year in which the performance condition, namely, the conclusion of Ms. Brennan’s service as interim CEO, was satisfied.

Long-Term Incentives

The Compensation Committee believes LTI compensation, in the form of equity awards, provides a robust incentive for our executive officers to increase stockholder value over a multi-year period. This includes PSU awards that promote the performance of forward-looking key business and financial objectives and stock options that reward for long-term appreciation in our stock price. The table below sets forth the type, purpose, performance goals and vesting terms of the 2025 LTI awards for our NEOs, other than Ms. Brennan, whose equity awards are covered at the end of this section.

LTI Award Type	Purpose	Performance Objectives Promoted by Award	Vesting Terms
Stock options (20% of total target value)	Retain and reward executives for creating long-term stockholder value	Overall stockholder value (value derived only if stock price appreciates)	Vest annually over a five-year period (20% per year)
PSUs (60% of total target value)	Retain and reward executives for the achievement of long-term performance goals	Strategic business and financial goals (60% Three-Year Cumulative Adjusted Revenue and 40% Three-Year Cumulative Adjusted Non-GAAP Operating Income plus a Three-Year Relative TSR Modifier)	Vest in early 2028 with actual earnouts ranging from 0% - 250% of target
RSUs (20% of total target value)	Retain and reward executives for creating long-term stockholder value	Overall stockholder value	Vest annually over a four-year period (25% per year)

For the 2025 PSU awards, the Compensation Committee selected Three-Year Cumulative Adjusted Revenue (defined as GAAP Revenue, as adjusted as reflected in Appendix B hereto, to the extent applicable, as well as certain other adjustments as approved by the Compensation Committee, including changes in accounting principles, tax laws or other laws or provisions affecting reported results, changes in tariffs, changes in royalty revenues and/or expenses, acquisitions, divestitures and/or discontinued operations, and the use of proceeds from the separation of Sound United for debt paydown and/or share buybacks (“Approved Compensation Committee Adjustments”)) and Three-Year Cumulative Adjusted Non-GAAP Operating Income (defined as GAAP Operating Income, as adjusted as reflected in Appendix B hereto, to the extent applicable, as well as Approved Compensation Committee Adjustments) as the primary performance metrics to balance growth and profitability objectives and to incentivize management to deliver forward-looking results in line with our long-term plans that create long-term stockholder value. In particular, the Compensation Committee utilized revenue metrics that covered different time horizons in both the annual and long-term incentives because it believed revenue to be the best driver of the Company’s long-term growth. Furthermore, the Compensation Committee believed that it set challenging, yet attainable, forward-looking Three-Year Cumulative Adjusted Revenue and Three-Year Cumulative Adjusted Non-GAAP Operating Income goals.

In addition, the Compensation Committee adopted a Relative TSR Modifier. The Relative TSR Modifier compares our TSR relative to constituents of the S&P Healthcare Equipment Select Index as a way of connecting this incentive to growth in stockholder value relative to comparable companies. The Relative TSR modifier can increase or decrease the weighted financial metric results by up to 25%.

The full performance metric framework for the 2025 PSUs is as follows:

	Achievement Percentages				Payout Percentages
PSU Performance Metric	Weighting	Threshold	Target	Maximum	Threshold	Target	Maximum
Three-Year Cumulative Adjusted Revenue(1)	60%	93%	100%	107%	50%	100%	200%
Three-Year Cumulative Adjusted Non-GAAP Operating Income(2)	40%	90%	100%	110%	50%	100%	200%
(1)	Three-Year Cumulative Adjusted Revenue is defined as GAAP Revenue, as adjusted as reflected in Appendix B hereto, to the extent applicable, as well as Approved Compensation Committee Adjustments.
(2)	Three-Year Cumulative Adjusted Non-GAAP Operating Income is defined as GAAP Operating Income, as adjusted as reflected in Appendix B hereto, to the extent applicable, as well as Approved Compensation Committee Adjustments.

PSU Performance Modifier	Achievement Percentile
Three-Year TSR vs. S&P Healthcare Equipment Select Index constituents	25th percentile	55th percentile	75th percentile
Three-Year Relative TSR Modifier Range	0.75x	1.0x	1.25x*
*	Capped at 250% of target equity grant opportunity.

In determining the target LTI award opportunities for each NEO, the Compensation Committee considered the various factors noted above, and aimed to grant awards that were market competitive while achieving its motivation and retention objectives. In 2025, the Compensation Committee awarded to our NEOs, excluding our interim Chief Executive Officer, the following stock options, PSUs and RSUs (showing both number and grant date fair values) to provide a fully performance-based structure, while maintaining a conservative approach to overall share usage.

Name	Stock Options	RSUs	PSUs
Catherine Szyman(1)	18,617 ($1,399,998)	8,407 ($1,399,934)	24,021 ($4,384,794)
Micah Young(2)	7,739 ($581,973)	3,495 ($581,987)	10,485 ($1,913,932)
Charles Dadswell(3)	–	11,886 ($1,749,976)	–
Greg Meehan(2)	4,306 ($299,999)	1,933 ($299,999)	5,801 ($983,153)
Anand Sampath(4)	–	6,035 ($999,939)	–
(1)	Amounts do not include the Buy-Out Awards. PSU amount includes a valuation adjustment for Relative TSR Modifier.
(2)	The 2025 LTI awards for Mr. Young and Mr. Meehan were allocated in accordance with the standard mix for direct reports of the Chief Executive Officer, consisting of 60% PSUs, 20% stock options and 20% RSUs.
(3)	Mr. Dadswell’s 2025 LTI award consisted of 100% RSUs, which were granted in connection with his new hire equity arrangements.
(4)	Mr. Sampath’s 2025 LTI award consisted of 100% RSUs. Mr. Sampath became a direct report of the Chief Executive Officer in 2025, and the allocation of his LTI award was consistent with his prior reporting position.

Ms. Brennan was granted a one-time RSU award on November 11, 2024 with a grant date fair value of $1,441,093, which was to vest in one installment on the first to occur of (i) March 24, 2025 and (ii) the appointment of a new Chief Executive Officer of the Company. The vesting terms were consistent with the purpose of incentivizing Ms. Brennan, who had not previously served as an executive officer of the Company, to take on the substantial additional responsibilities of running the Company as our interim CEO as well as lead the search for a highly effective and experienced permanent replacement. The award cliff vested at the appointment of our new CEO on February 12, 2025. Ms. Brennan did not receive any other equity awards or board service compensation as interim CEO. For more information, see “— Employment Arrangements with Named Executive Officers - Employment Agreement with Ms. Brennan.”

Prior 2023 PSU Award Payouts

The 2023 PSU awards vested at the end of a three-year performance period in 2026 based on actual performance against pre-established performance objectives. The Compensation Committee had selected fiscal 2023 to 2025 Cumulative Adjusted Revenue (defined as GAAP Revenue, as adjusted as reflected in Appendix B hereto, to the extent applicable, as well as the Approved Compensation Committee Adjustments), fiscal 2023 to 2025 Cumulative Adjusted Non-GAAP Operating Profit (defined as GAAP Operating Profit, as adjusted as reflected in Appendix B hereto, to the extent applicable, as well as Approved Compensation Committee Adjustments) and Three-year Relative Total Shareholder Return as the performance metrics for the targeted PSU award percentages. See Appendix B for additional information regarding 2023 to 2025 Cumulative Adjusted Revenue and fiscal 2023 to 2025 Cumulative Adjusted Non-GAAP Operating Profit. Target performance for the three-year performance period was very challenging, assuming high-single-digit average annual growth for Adjusted Revenue and double-digit average annual growth for Adjusted Non-GAAP Operating Profit.

The table below sets forth the Cumulative Adjusted Revenue, Cumulative Adjusted Non-GAAP Operating Profit and Three-year Relative Total Shareholder Return performance goals and funding percentages at the threshold, target and maximum funding levels, as well as the actual performance results:

				Achievement%(1)			Payout%(1)
		Target	Actual			Actual			Actual	Weighted
Metric	Weighting	Goal	Performance	Threshold	Maximum	Performance	Threshold	Maximum	Performance	Result
2023-2025 Cumulative Adjusted Revenue (in millions, except for percentages)	40%	$7,950	$6,099	90%	110%	77%	50%	200%	—%	18%
2023-2025 Cumulative Adjusted Non-GAAP Operating Profit (in millions, except for percentages)	40%	$1,350	$979	90%	110%	73%	50%	200%	—%
3-Year Relative Total Shareholder Return (in percentages)	20%	55%	48%	45%	155%	87%	50%	200%	18%
(1)	Pursuant to the 2023 PSU awards, payouts for achievement levels between the threshold and maximum were based on a linear interpolation between points along the funding curve.

Micah Young was the only NEO who received a grant of 2023 PSUs and, based on the actual performance results, 2,034 of his 2023 PSUs vested.

Health and Welfare Benefits

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

The plan permits us to make matching contributions, and we have historically provided employer contributions that match eligible employee contributions, generally limited to 3% of base compensation that can be taken into account for this purpose under federal law.

Employer matching contributions vest 50% when an employee has been employed for two years, and vest an additional 25% for each additional year of service until fully vested after four years of eligible employment.

Perquisites and Other Personal Benefits

During 2025, the Company provided a limited number of perquisites to the NEOs. This included the payment of certain travel costs for spouses to accompany the NEOs to off-site, business-related meetings for which it was appropriate for a spouse to attend. Additionally, in certain circumstances, the Company may provide relocation assistance to new officers. See “Summary Compensation Table” under the heading “All Other Compensation” for more information regarding the perquisites given to our NEOs.

Post-Employment Compensation

Mr. Young and Mr. Sampath are eligible to participate in our 2007 Severance Protection Plan (the “2007 Severance Plan”) pursuant to a written severance plan participation agreement that they have executed with us. The 2007 Severance Plan provides these NEOs with specified payments and benefits in the event of certain terminations of employment or a change-in-control of Masimo or both.

We believe that having in place reasonable and competitive post-employment compensation arrangements is essential to attracting and retaining highly qualified executive officers. Our post-employment compensation arrangements are designed to provide reasonable compensation to executive officers who leave the Company under certain circumstances to facilitate their transition to new employment. We also believe that these arrangements are necessary to offer compensation packages that are competitive with the market.

Further, we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing executive officer to sign a separation and release agreement acceptable to us as a condition to receiving post-employment compensation payments or benefits.

We believe that these arrangements are designed to align the interests of our executive officers with those of our stockholders when considering our long-term success. The primary purpose of these arrangements in the case of a change-in-control of the Company is to keep our most senior executive officers focused on pursuing all corporate transaction activities that are in the best interests of our stockholders, regardless of whether those transactions may result in their own job loss.

The Compensation Committee adopted the Masimo Corporation Executive Severance Plan (the “Executive Severance Plan”), effective February 13, 2026, which supersedes the 2007 Severance Plan with respect to severance and change-in-control benefits for eligible participants who elect to participate.

For information on the employment arrangements for our CEO and other NEOs, including the 2007 Severance Plan and Executive Severance Plan, as well as an estimate of the potential payments and benefits payable under these arrangements as of the end of fiscal 2025, see “Employment Arrangements with Named Executive Officers.”

OTHER COMPENSATION POLICIES AND PRACTICES

Compensation Recovery (“Clawback”) Policy

We maintain a policy required by the rules of the Nasdaq Stock Market, providing that, subject to certain exemptions provided by such rules, if we are required to restate our financial results due to material noncompliance with financial reporting requirements under the securities laws, the Compensation Committee will seek recovery of any cash- or equity-based incentive compensation (including vested and unvested equity) paid or awarded to a current or former executive officer, to the extent the compensation was based on erroneous financial data and exceeded what would have been paid under the restatement.

Equity Awards Grant Policy

The Compensation Committee approves equity awards for our NEOs on or before the effective date of grant, and it is the Compensation Committee’s general practice to approve annual equity awards in the first quarter of each fiscal year. On occasion, equity awards may be granted outside of our annual grant cycle for new hires, promotions, retention, or other purposes. Generally, the effective date of grant for equity awarded to our NEOs is during an open quarterly window period under our Insider Trading Policy or when the Company otherwise has no material non-public information. The Company also does not permit the timed disclosure of material non-public information for the purpose of affecting the value of executive compensation. Equity awards to newly hired employees are effective as of the later of the date the individual commences service or the grant approval date, and equity awards to existing employees and others providing services to us are effective as of the grant approval date. In addition, for options, the exercise price may not be less than the closing price of our common stock on the effective date of the grant.

Executive Stock Ownership Guidelines

We have aligned the interests of our executive officers with those of stockholders and our long-term interests through executive stock ownership requirements. The policy requires (i) our CEO to own and hold shares of our common stock with a value equal to at least six times his/her annual base salary and (ii) our other executive officers to own and hold shares of our common stock with a value equal to the executive officer’s annual base salary. Newly hired or promoted executive officers have until March 1st of the sixth calendar year following the date the individual first becomes an executive officer of the Company to achieve compliance. As of March 1, 2026, each of our current executive officers was in compliance with such requirements or within the grace period to achieve compliance.

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

Under our Severance Plan in which two of our NEOs participate, the plan administrator has the right to reduce any change-in-control severance payment or benefits payable to an executive officer to avoid triggering any “excess parachute payments” under Sections 280G and 4999 of the Internal Revenue Code of 1986 (the “Code”).

Hedging and Pledging Policies

Our Insider Trading Policy prohibits our employees, including our executive officers, and the non-employee members of our Board from engaging in “short sales” of our equity securities and from engaging in hedging transactions involving our equity securities. Further, our Insider Trading Policy restricts our employees, including our executive officers, and the non-employee members of our Board from pledging our equity securities as collateral for a loan or otherwise unless the transaction is pre-cleared by our Insider Trading Compliance Officer. As a condition of pre-approving any pledge of our equity securities, the executive officer or member of our Board seeking to pledge securities must clearly demonstrate his or her financial capacity to repay any loan for which securities will be pledged as collateral without resorting to the securities to be pledged.

GOVERNANCE OF EXECUTIVE COMPENSATION PROGRAM

Role of Compensation Committee

The Compensation Committee has responsibility for overseeing our compensation and benefits policies generally, and overseeing, evaluating and approving the compensation plans, policies, and programs applicable to our CEO, as well as, with the recommendation of our CEO, our other executive officers. The Compensation Committee consists of directors who are “independent” directors as required by the Nasdaq listing standards and Exchange Act Rule 10C-1, and “non-employee directors” for purposes of Exchange Act Rule 16b-3. Until March 2026, the Compensation Committee consisted of Dr. Solomon (Chair) and Messrs. Jellison, Koffey and Scannell, except Mr. Jellison resigned from the Board effective August 18, 2025. Since March 2026, the Compensation Committee has consisted of Dr. Solomon (Chair) and Mr. Koffey and Ms. Lane.

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

The Compensation Committee reviews the pay of our executive officers annually or more frequently as warranted. In making decisions regarding the compensation of our executive officers, the Compensation Committee considers a variety of factors, including the following:

●	the Company’s performance against the financial, operational and strategic objectives established by the Compensation Committee and our Board;
●	each individual executive officer’s skills, experience and qualifications, as well as scope of responsibilities, relative to other similarly-situated executives at the companies in our compensation peer group;
●	the performance of each individual executive officer, including contributions to our overall performance, ability to lead his or her business unit or function and work as part of a team, all of which reflect our core values;
●	compensation parity among our executive officers;
●	consideration of market data as discussed in “Competitive Positioning” below; and
●	feedback from our stockholder engagement programs.

The Compensation Committee also seeks to have a strong role in talent development in the future.

Management of Compensation Risk

The Compensation Committee also considers the potential risks in our business when designing and administering our executive compensation program. We believe our balanced approach to performance measurement and pay delivery works to avoid misaligned incentives for individuals to undertake excessive or inappropriate risks. The Compensation Committee considers our compensation-related risk profile to ensure that our compensation plans and arrangements do not create inappropriate or excessive risk and are not reasonably likely to have a material adverse effect on the Company. The Compensation Committee has determined that there are no risks arising from our compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on the Company. For a discussion of policies intended to manage compensation risk, see “— Other Compensation Policies and Practices” above.

Role of Management

In discharging its responsibilities, the Compensation Committee works with members of our management team. The management team assists the Compensation Committee by providing information on our performance, as well as the individual performance of our Company’s executive officers, market data and management’s perspectives and recommendations on compensation matters.

The Compensation Committee solicits and reviews our CEO’s recommendations and proposals with respect to adjustments to annual cash compensation, LTI compensation opportunities, program structures and other compensation-related matters for our executive officers (other than with respect to our CEO’s own compensation).

The Compensation Committee reviews and discusses these recommendations and proposals with our CEO and uses them as one factor in determining and approving the compensation for our executive officers. However, when the Compensation Committee sets compensation for our CEO, she recuses herself from these discussions. The Compensation Committee does not delegate any of its functions to others in deciding executive compensation.

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

For fiscal 2025, the Compensation Committee selected and retained the services of FW Cook. FW Cook supported the Compensation Committee’s 2025 program design process by providing detailed information about relevant market practices, which was reviewed and discussed with the Compensation Committee in early 2025. FW Cook also provided market benchmarking to support the Compensation Committee in determining appropriate pay levels and structure for Ms. Szyman and other newly hired executives. FW Cook did not provide any other services to the Company.

The Compensation Committee regularly reviews the objectivity and independence of the advice provided by its compensation advisor to the Compensation Committee on executive compensation matters. With respect to the applicable periods, the Compensation Committee considered the six specific independence factors in the applicable rules of the SEC and Nasdaq, determined that FW Cook was an independent advisor, and concluded that its work did not raise any conflicts of interest.

Competitive Positioning

In making compensation decisions, the Compensation Committee reviews information summarizing the compensation paid by a representative group of peer companies, to the extent that the executive positions at these companies are considered comparable to our positions and informative of the competitive environment, as well as more broad-based compensation surveys to gain a general understanding of market compensation levels.

The companies in this compensation peer group for fiscal 2025 were approved in November 2024 on the basis of their similarity to us in industry and size, in terms of annual revenue and market capitalization. The companies in the compensation peer group were in the medical device, medical equipment, healthcare technology and/or healthcare products sectors. The peer companies had trailing four-quarter revenues ranging from 0.6x to 2.0x our $2.0 billion trailing four-quarter revenue at the time (median was $2.3 billion). The peer 30-day average market capitalization range (as of October 25, 2024) was 0.3x to 3.8x our $7.2 billion 30-day average market capitalization at the time (median was $6.6 billion). On an annual basis the Compensation Committee reviews our peer group and makes additions or removals as appropriate to account for changes in both our business and the businesses of the companies in the peer group or acquisitions of such companies by others, and to ensure constituents continue to be within an appropriate range as compared to the Company with respect to the financial criteria noted below.

Our compensation peer group for fiscal 2025 was as follows:

2025 Peer Group Continuing Companies
● Align Technology, Inc.	● ICU Medical, Inc.
● CONMED Corporation	● Insulet Corporation
● The Cooper Companies, Inc.	● Integer Holdings Corporation
● DENTSPLY SIRONA, Inc.	● LivaNova PLC
● Dexcom, Inc.	● Merit Medical Systems, Inc
● Globus Medical, Inc.	● Penumbra, Inc.
● Haemonetics Corp.	● QuidelOrtho Corporation
● Hologic, Inc.	● Teleflex, Inc.

Removed

●	Bausch + Lomb Corporation
●	Integra LifeSciences Holdings Corp.
●	ResMed Inc.
●	Teladoc Health, Inc.

Compared to the 2024 Peer Group, the following companies were removed: Bausch + Lomb Corporation, Integra LifeSciences Holdings Corporation, ResMed Inc., and Teladoc Health, Inc., and none were added.

Compensation Committee Interlocks and Insider Participation

There are no relationships between the current or former members of the Compensation Committee and our current or former executive officers who served, in each case, during 2025 of the type contemplated in the SEC’s rules requiring disclosure of “compensation committee interlocks.” None of the current or former members of the Compensation Committee who served during 2025 is or has been an officer or employee of Masimo at any time.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

Compensation Committee*

Dr. Darlene Solomon

Mr. Quentin Koffey

Ms. Wendy Lane

*

This foregoing compensation committee report is not “soliciting material”, is not deemed “filed” with the SEC and shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended January 3, 2026 into any filing of ours under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent we specifically incorporate this report by reference.

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023 by our NEOs. We generally pay bonuses in the year following the year in which the bonus was earned.

							Non-Equity
					Stock	Option	Incentive Plan	All Other
Name and Principal Position(s)	Year	Salary(1)	Bonus		Awards(2)	Awards(2)	Compensation(3)	Compensation		Total
Catherine Szyman	2025	$850,048	—		$16,388,693	$1,399,998	$1,130,000	$28,401	(4)	$19,797,140
Chief Executive Officer
Michelle Brennan	2025	152,292	$1,087,190	(5)	—	—	—	371,921	(6)	1,611,403
Former Interim Chief Executive Officer	2024	236,454	—		1,441,093	—	—	18,454		1,696,001
Micah Young	2025	631,313	—		2,495,919	581,973	731,570	16,980	(7)	4,457,755
Executive Vice President and Chief Financial Officer	2024	627,822	—		5,932,128	712,487	834,159	11,850		8,118,446
	2023	600,875	—		2,062,371	687,474	—	12,359		3,363,079
Charles Dadswell	2025	207,081	—		1,749,976	—	406,800	30,237	(8)	2,394,094
Executive Vice President, General Counsel and Corporate Secretary
Greg Meehan	2025	207,566	—		1,283,020	299,866	339,000	86,066	(9)	2,215,518
Chief Commercial Officer
Anand Sampath	2025	495,294	—		999,939	—	292,416	10,500	(10)	1,798,149
Executive Vice President, Operations
(1)	The amounts in this column represent the named executive officer’s base salary earned during the fiscal year covered.
(2)	Amounts set forth in the “Stock Awards” and “Option Awards” columns reflect the grant date fair value of stock and option awards granted in the year indicated, computed in accordance with ASC Topic 718, as described in Note 20 to Financial Statements included in our Annual Report on Form 10-K for the year ended January 3, 2026 filed with the SEC on February 27, 2026. These amounts reflect certain assumptions with respect to the stock and option awards and do not necessarily correspond to the actual value that will be recognized by the NEOs. The actual value, if any, that may be realized from a stock award or an option award is contingent upon the satisfaction of the conditions to vesting in that award, and, in the case of option awards, upon the excess of the stock price over the exercise price, if any, on the date the option award is exercised. With respect to Ms. Szyman, the Stock Awards column includes the Buy-Out Awards with a grant date fair value of $10,000,000, computed in accordance with ASC Topic 718. For PSUs, amounts reflect the probable outcome, which for fiscal 2025 is the target number of shares assuming all performance goals and other requirements are met at target level. The maximum potential value of the PSUs (assuming 200% of target, the maximum potential value of the award) granted to each of our CEO, CFO and CCO, was as follows: Ms. Szyman: $17,977,634; Mr. Young: $3,827,864; and Mr. Meehan: $1,996,304. For more information, see “—Compensation Discussion and Analysis – Individual Compensation Elements – Long-Term Incentive Compensation-Equity Awards.”
(3)	All amounts for 2025 were paid pursuant to our 2025 Executive Bonus Incentive Plan. Ms. Brennan did not participate in the 2025 Executive Bonus Incentive Plan and received a separate discretionary bonus, which is reported as bonus compensation for 2025 pursuant to SEC guidance. For more information, see “—Compensation Discussion and Analysis - Individual Compensation Elements - Annual Cash Incentives.” The amount shown in this column for each of Ms. Szyman, Mr. Dadswell and Mr. Meehan was calculated on the basis of their full annual base salary and was not pro-rated based on their start date.
(4)	Consists of $10,500 in retirement savings plan matching contributions, $1,500 in employer HSA contributions and $16,401 in incremental costs for travel.
(5)	Represents the bonus awarded to Ms. Brennan by the Board after the conclusion of her service as interim CEO.
(6)	Ms. Brennan served as Interim Chief Executive Officer from September 24, 2024 to February 12, 2025. On February 12, 2025, upon the appointment of Catherine Szyman to the role of CEO, Ms. Brennan relinquished the role of interim CEO and was appointed as non-executive Chairperson of the Board. During fiscal 2025, she was compensated for her service on the Board pursuant to our standard non-employee director compensation policy as described below under “Director Compensation” below. Pursuant to that policy, Ms. Brennan received cash fees of $47,109 and was granted 1,991 RSUs with a grant date fair value of $324,812 for her service on the Board.
(7)	Consists of $10,500 in retirement savings plan matching contribution and $6,480 in employer HSA contributions.
(8)	Consists of $6,231 in retirement savings plan matching contributions, $750 in employer HSA contributions and $23,256 in relocation expenses.
(9)	Consists of $6,346 in retirement savings plan matching contributions, $1,500 in employer HSA contributions, $13,040 in certain incremental costs for travel and $65,180 in relocation expenses.
(10)	Consists of $10,500 in retirement savings plan matching contributions.

Pension Benefits-Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation

No pension benefits were paid to any of our NEOs during fiscal 2025. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.

Grants of Plan-Based Awards During Fiscal Year 2025

The following table presents the plan-based awards granted to each of our NEOs in fiscal 2025.

					Estimated Future Payouts
	Estimated Possible Payout Under Non-Equity				Under Equity Incentive Plan
	Incentive Plan Awards(1)				Awards(2)
								All Other	All Other
								Stock	Option
								Awards	Awards		Grant Date
								Number of	Number of		Fair Value
								Shares of	Securities	Exercise	of Stock and
								Stock or	Underlying	Price Per	Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Share	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)(3)	(#)(4)	($/Sh)	($)(5)
Catherine Szyman	2/12/2025	$—	$—	$—	—	—	—	33,424	—	$—	$5,999,942
	3/11/2025	500,000	1,000,000	2,000,000	—	—	—	—	—	—	—
	3/11/2025	—	—	—	—	—	—	—	18,617	166.52	1,399,998
	3/11/2025	—	—	—	12,010	24,021	60,053	—	—	—	4,384,794
	3/11/2025	—	—	—	12,611	25,222	63,055	—	—	—	4,604,024
	3/11/2025	—	—	—	—	—	—	8,407	—	—	1,399,934

Michelle Brennan	4/29/2025	—	—	—	—	—	—	1,225	—	—	199,847
	4/29/2025	—	—	—	—	—	—	766	—	—	124,965

Micah Young	3/11/2025	323,704	647,407	1,294,814	—	—	—	—	—	—	—
	3/11/2025	—	—	—	—	—	—	3,495	—	—	581,987
	3/11/2025	—	—	—	—	—	—	—	7,739	166.52	581,973
	3/11/2025	—	—	—	5,242	10,485	26,213	—	—	—	1,913,932

Charles Dadswell	10/22/2025	—	—	—	—	—	—	11,886	—	—	1,749,976
	10/22/2025	180,000	360,000	720,000	—	—	—	—	—	—	—

Greg Meehan	7/21/2025	—	—	—	—	—	—	1,933	—	—	299,866
	7/21/2025	150,000	300,000	600,000	—	—	—	—	—	—	—
	7/21/2025	—	—	—	—	—	—	—	4,306	155.13	299,999
	7/21/2025	—	—	—	2,900	5,801	14,503	—	—	—	983,153

Anand Sampath	3/11/2025	129,388	258,776	517,552	—	—	—	—	—	—	—
	3/11/2025	—	—	—	—	—	—	6,035	—	—	999,939
(1)	Represents possible payments under the 2025 Executive Bonus Incentive Plan based on the base salary in effect for each of our NEOs (other than Ms. Brennan). For more information, see “—Compensation Discussion and Analysis - Individual Compensation Elements - Annual Cash Incentives.” Payouts for achievement levels between the threshold and maximum were to be based on a linear interpolation between points along the funding curve; however, for purposes of showing a target in this table, the target amount represents a payout of 100% of the bonus opportunity.
(2)	Represents the shares of common stock underlying PSUs. For more information, see “—Compensation Discussion and Analysis - Individual Compensation Elements - Long-Term Incentive Compensation-Equity Awards.” For Ms. Szyman, includes the Buy-Out PSUs.
(3)	Represents the shares of common stock underlying RSUs. For more information, see “—Compensation Discussion and Analysis - Individual Compensation Elements - Long-Term Incentive Compensation-Equity Awards.” For Ms. Szyman, includes the Buy-Out RSUs.
(4)	Represents the shares of common stock underlying options. For more information, see “—Compensation Discussion and Analysis - Individual Compensation Elements - Long-Term Incentive Compensation-Equity Awards.”
(5)	Reflects the grant date fair value of stock and option awards granted in the year indicated, computed in accordance with ASC Topic 718, as described in Note 20 to Financial Statements included in our Annual Report on Form 10-K for the year ended January 3, 2026 filed with the SEC on February 27, 2026. For more information, see footnote 1 to the Summary Compensation Table.

Outstanding Equity Awards at January 3, 2026

The following table presents the outstanding option awards and stock awards held by each of our NEOs as of January 3, 2026.

		Option Awards(1)						Stock Awards
											Equity
									Equity		Incentive Plan
								Market	Incentive Plan		Awards:
						Number of		Value of	Awards:		Market or
						Shares,		Shares,	Number of		Payout Value
		Number of	Number of			Units or		Units or	Unearned		of Unearned
		Securities	Securities			Other		Other	Shares, Units		Shares, Units
		Underlying	Underlying			Rights		Rights	or Other		or Other
		Unexercised	Unexercised	Option	Option	That Have		That Have	Rights That		Rights That
	Grant	Options (#)	Options (#)	Exercise	Expiration	Not Vested		Not Vested	Have Not		Have Not
Name	Date	Exercisable	Unexercisable	Price ($)	Date	(#)		($)(2)	Vested (#)		Vested ($)(2)
Catherine Szyman	2/12/2025	—	—	—	—	33,424	(3)	4,258,218	—		—
	3/11/2025	—	18,617	166.52	3/11/2035	—		—	—		—
	3/11/2025	—	—	—	—	8,407	(4)	1,071,052	—		—
	3/11/2025	—	—	—	—	—		—	25,222	(5)	3,213,283
	3/11/2025	—	—	—	—	—		—	24,021	(6)	3,060,275

Michelle Brennan	4/29/2025	—	—	—	—	1,225	(7)	156,065	—		—
	4/29/2025	—	—	—	—	766	(8)	97,588	—		—

Micah Young	10/16/2017	20,000	—	84.97	10/16/2027	—		—	—		—
	3/16/2018	4,175	—	86.95	3/16/2028	—		—	—		—
	3/15/2019	5,788	—	133.50	3/15/2029	—		—	—		—
	3/12/2020	6,633	—	179.42	3/12/2030	—		—	—		—
	2/26/2021	3,164	792	250.73	2/26/2031	—		—	—		—
	2/22/2022	3,817	2,545	157.53	2/22/2032	—		—	—		—
	3/3/2023	—	—	—	—	—		—	11,305	(9)	1,440,257
	3/3/2023	3,520	5,282	182.43	3/2/2033	—		—	—		—
	3/1/2024	—	—	—	—	—		—	16,898	(10)	2,152,805
	3/1/2024	2,390	9,564	126.49	3/1/2034	—		—	—		—
	3/1/2024	—	—	—	—	15,000	(11)	1,911,000	—		—
	3/11/2025	—	7,739	166.52	3/11/2035	—		—	—		—
	3/11/2025	—	—	—	—	—		—	10,485	(12)	1,335,789
	3/11/2025	—	—	—	—	3,495	(13)	445,263	—		—

Charles Dadswell	10/22/2025	—	—	—	—	11,886	(14)	1,514,276	—		—

Greg Meehan	7/21/2025	—	4,306	155.13	7/21/2035	—		—	—		—
	7/21/2025	—	—	—	—	—		—	5,801	(15)	739,047
	7/21/2025	—	—	—	—	1,933	(16)	246,264	—		—

Anand Sampath	2/29/2016	30,000	—	37.84	2/29/2026	—		—	—		—
	6/5/2017	10,000	—	90.87	6/5/2027	—		—	—		—
	3/16/2018	10,000	—	86.95	3/16/2028	—		—	—		—
	3/15/2019	7,235	—	133.50	3/15/2029	—		—	—		—
	3/12/2020	4,422	—	179.42	3/12/2030	—		—	—		—
	2/26/2021	2,109	528	250.73	2/26/2031	—		—	—		—
	2/22/2022	2,313	1,542	157.53	2/22/2032	—		—	—		—
	3/8/2023	—	—	—	—	2,730	(17)	347,802	—		—
	11/16/2023	—	—	—	—	5,158	(18)	657,129	—		—
	3/13/2025	—	—	—	—	6,035	(19)	768,859	—		—
(1)	For each of our NEOs, the shares listed in this table are subject to a single stock option award carrying the varying exercise prices as set forth herein. The shares subject to each stock option vest over a five-year period, with 20% of the shares subject to the option vesting on each anniversary of the grant date, with partial or full vesting under certain circumstances upon a change-in-control of Masimo or various events specified in the NEOs employment agreement or severance agreement, if applicable. The option awards remain exercisable until they expire ten years from the date of grant subject to earlier expiration following termination of employment.
(2)	Represents the market value of the unvested shares underlying the RSUs and PSUs as of January 3, 2026, based on the closing price of our common stock, as reported on the Nasdaq Global Select Market, which was $127.40 per share on January 2, 2026, the last trading day of fiscal 2025.
(3)	Represents the number of shares (33,424) issuable pursuant to this RSU award, which vests ratably over a three-year period.

(4)	Represents the number of shares (8,407) issuable pursuant to this RSU award, which vests ratably over a four-year period.
(5)	Represents the target number of shares (25,222) issuable pursuant to this PSU award, assuming a payout above threshold based on performance as of the end of fiscal 2025. The PSUs vest on the third anniversary of the grant date, based on and subject to our performance over a three-year period following the grant date.
(6)	Represents the target number of shares (24,021) issuable pursuant to this PSU award, assuming a payout above threshold based on performance as of the end of fiscal 2025. The PSUs vest on the third anniversary of the grant date, based on and subject to our performance over a three-year period following the grant date.
(7)	Represents the number of shares (1,225) issuable pursuant to this RSU award, which vests at the earlier of the first anniversary of the grant date or the next annual meeting of stockholders.
(8)	Represents the number of shares (766) issuable pursuant to this RSU award, which vests at the first anniversary of the grant date.
(9)	Represents the target number of shares (11,305) issuable pursuant to this PSU award, assuming a payout above threshold based on performance as of the end of fiscal 2025. The PSUs were set to vest on the third anniversary of the grant date, based on and subject to our performance in fiscal 2023 to fiscal 2025. Following the end of fiscal 2025, 2,034 PSUs vested.
(10)	Represents the target number of shares (16,898) issuable pursuant to this PSU award, assuming a payout above threshold based on performance as of the end of fiscal 2025. The PSUs vest on the third anniversary of the grant date, based on and subject to our performance over a three-year period following the grant date.
(11)	Represents the number of shares (15,000) issuable pursuant to this RSU. The RSU vested 15,000 shares on March 1, 2025 and the remaining 50% will vest on March 1, 2026.
(12)	Represents the target number of shares (10,485) issuable pursuant to this PSU award, assuming a payout above threshold based on performance as of the end of fiscal 2025. The PSUs vest on the third anniversary of the grant date, based on and subject to our performance over a three-year period following the grant date.
(13)	Represents the number of shares (3,495) issuable pursuant to this RSU award, which vests ratably over a four-year period.
(14)	Represents the number of shares (11,886) issuable pursuant to this RSU award, which vests ratably over a three-year period.
(15)	Represents the target number of shares (5,801) issuable pursuant to this PSU award, assuming a payout above threshold based on performance as of the end of fiscal 2025. The PSUs vest on the third anniversary of the grant date, based on and subject to our performance over a three-year period following the grant date.
(16)	Represents the number of shares (1,933) issuable pursuant to this RSU award, which vests ratably over a four-year period.
(17)	Represents the number of shares (2,730) issuable pursuant to this RSU award, which vests ratably over a five-year period.
(18)	Represents the number of shares (5,158) issuable pursuant to this RSU award, which vests ratably over a five-year period.
(19)	Represents the number of shares (6,035) issuable pursuant to this RSU award, which vests ratably over a five-year period.

Stock Vested During Fiscal 2025

The following table provides details regarding stock vested for our NEOs during the fiscal year ended January 3, 2026. No stock options were exercised by our NEOs during the fiscal year ended January 3, 2026.

	Stock Awards
	Number of Shares
	Acquired on	Value Realized on
Name	Vesting (#)	Vesting ($)(1)(2)
Catherine Szyman	—	—
Michelle Brennan	10,744	$1,898,759
Micah Young	15,000	2,831,550
Charles Dadswell	—	—
Greg Meehan	—	—
Anand Sampath	2,629	394,444
(1)	The value realized on vesting of stock awards equals the closing sale price of our common stock as reported by Nasdaq on the date of vesting multiplied by the number of shares vested.

(2)	SEC rules require us to show the value realized upon vesting of awards as if the underlying shares were sold on the vesting date. To our knowledge, none of our named executive officers who continue to serve the Company sold the shares that vested in fiscal 2025, and in alignment with our stockholders’ interests, continue to be at risk for subsequent changes in the value of these shares.

Employment Arrangements with Named Executive Officers

Employment Agreement with Ms. Brennan

On November 13, 2024, we entered into an employment agreement, or the Brennan Agreement, with Ms. Brennan, who the Board appointed Interim CEO on September 24, 2024. The Brennan Agreement, effective as of the September 24, 2024 appointment, had a term of six months unless earlier terminated by its terms (the “Brennan Term”).

The Brennan Agreement provided for an annual base salary of $1,042,000. Additionally, Ms. Brennan was eligible for a discretionary bonus of a target amount equal to $621,250 at the end of the Brennan Term, with the actual amount to be determined at the discretion of the Board.

Under the Brennan Agreement, Ms. Brennan was granted an equity award of 8,916 RSUs on November 11, 2024, which would vest in one installment on the first to occur of (i) March 24, 2025 and (ii) the appointment of a new CEO of the Company (and vested on February 12, 2025 upon such appointment). The RSUs were granted under the Company’s 2017 Equity Incentive Plan (the “Equity Plan”) and subject to the terms of the Equity Plan and an award agreement with terms and conditions consistent with grants made to other Company employees. Each RSU represented the right to receive one share of Company common stock after the vesting date.

During the Brennan Term, Ms. Brennan was entitled to participate in all Company employee benefits plans and programs maintained by the Company from time to time, at a level consistent with the benefits provided to other senior executives, subject to the provisions of such plans and programs.

Upon termination of Ms. Brennan’s employment without cause or by Ms. Brennan for good reason, she would have been entitled to continued base salary payments that she would have received if she had remained employed until the expiration of the Brennan Term (i.e., March 24, 2025), and full acceleration of the award of 8,916 RSUs provided in the Brennan Agreement.

Employment Agreement with Ms. Szyman

On January 17, 2025, the Company and Ms. Szyman entered into an offer letter (the “Szyman Offer Letter”) in respect of her service as CEO effective February 12, 2025. Under the Szyman Offer Letter, Ms. Szyman is being paid an initial annual base salary of $1,000,000 with a target annual bonus opportunity of 100% of base salary and a maximum annual bonus opportunity equal to 200% of such target, and she received an annual target long-term incentive award opportunity of $7,000,000. To the extent that the Company determines after the Effective Date to adopt a policy for the vesting of performance stock units upon retirement, any such retirement policy that applies to Ms. Szyman will be no worse than the attainment of 60 years of age and at least five years of continuous employment with the Company. Ms. Szyman will also be eligible to participate in the Company’s employee benefit plans and programs applicable to senior executives of the Company generally, as may be in effect from time to time.

In consideration of certain unvested equity awards forfeited from her previous employer, Ms. Szyman received a one-time award of (i) the Buy-Out RSUs with a target grant date value of approximately $6,000,000, which will vest in three equal installments on each of the first, second and third anniversaries of the February 12, 2025 grant date, and (ii) the Buy-Out PSUs with a target grant date value of approximately $4,000,000, which will vest in accordance with the Company’s vesting terms for annual long-term incentive awards granted in 2025 to other executives of the Company.

Upon a termination of Ms. Szyman’s employment without cause or by Ms. Szyman with good reason other than on or within two years following a change-in-control, Ms. Szyman will be entitled to receive: (i) an amount equal to one and one-half times the sum of her base salary and target annual bonus opportunity, paid in equal installments over the 18 months following termination in accordance with the Company’s payroll practices; (ii) a prorated annual bonus for the year of termination based on actual performance (the “Prorated Actual Bonus”); (iii) a monthly cash payment in respect of continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 for up to 18 months following termination (the “COBRA Benefit”); (iv) a period of 90 days following termination to exercise any vested stock options (the “Options Exercisability”); and (v) vesting acceleration of the Buy-Out RSUs and the Buy-Out PSUs (based on the target level of performance). All other unvested equity awards will be forfeited.

Upon a termination of Ms. Szyman’s employment without cause or by Ms. Szyman with good reason, in each case on or within two years following a change-in-control, Ms. Szyman will be entitled to receive: (i) a lump sum amount equal to three times the sum of her base salary and target annual bonus opportunity; (ii) a prorated target annual bonus for the year of termination; (iii) the COBRA Benefit; (iv) the Options Exercisability; and (v) acceleration and vesting of all unvested equity awards, with the treatment of any PSUs determined in accordance with the applicable award agreements.

Upon a termination of Ms. Szyman’s employment due to death or disability, Ms. Szyman or Ms. Szyman’s estate (as applicable) will be entitled to receive (i) the Prorated Actual Bonus, (ii) the Options Exercisability and (iii) acceleration and vesting of the Buy-Out RSUs.

Severance benefits are subject to Ms. Szyman’s execution and non-revocation of a separation and general release and continued compliance with certain obligations to the Company. Ms. Szyman will also be bound by the terms of a Masimo Confidentiality Agreement, which contains perpetual confidentiality and a non-solicitation covenant that will extend for two years following the termination of employment with the Company.

Offer Letters with Other Named Executive Officers

Messrs. Young, Dadswell, Meehan and Sampath each signed an offer letter before commencing their employment with us. The offer letters set forth each executive officer’s position and title, initial base salary, health benefits, number of options, RSUs or PSUs to be initially granted and the vesting schedule of such options, RSUs or PSUs. Additionally, each offer letter states that the executive officer’s employment is “at-will” and may be terminated at any time by either the officer or us for any reason.

Micah Young. Mr. Young entered into an offer letter with Masimo dated September 22, 2017 (the “Young Offer Letter”). Pursuant to the Young Offer Letter, Mr. Young serves as Executive Vice President, Chief Financial Officer, reporting to the Chairman and Chief Executive Officer. Mr. Young’s annual base salary and target bonus opportunity are subject to review and adjustment from time to time. In 2025, Mr. Young’s annual base salary was $647,407 and his annual target bonus opportunity was 100% of his base salary.

Charles Dadswell. Mr. Dadswell entered into an offer letter with Masimo dated August 11, 2025 (the “Dadswell Offer Letter”). Pursuant to the Dadswell Offer Letter, Mr. Dadswell serves as Executive Vice President, General Counsel and Corporate Secretary of Masimo, reporting to the Chief Executive Officer, at an annual base salary of $600,000, with an annual target bonus opportunity equal to 60% of his base salary, an annual long-term equity incentive opportunity with a target grant-date fair value of $1,500,000 (which was increased to $1,800,000 for his 2026 award), and an initial equity award with a target grant-date fair value of $1,750,000, and relocation assistance of up to $50,000. The Dadswell Offer Letter also provided for a full (not prorated) bonus opportunity for 2025. Mr. Dadswell also entered into the Executive Severance Plan in February 2026.

Greg Meehan. Mr. Meehan entered into an offer letter with Masimo dated July 8, 2025 (the “Meehan Offer Letter”). Pursuant to the Meehan Offer Letter, Mr. Meehan serves as Chief Commercial Officer of Masimo, reporting to the Chief Executive Officer, at an annual base salary of $500,000, with an annual target bonus opportunity equal to 60% of his base salary (with a maximum bonus opportunity equal to 200% of the target bonus), an annual long-term equity incentive opportunity with a target grant-date fair value of $1,500,000, and an initial equity award with a target grant-date fair value of $1,500,000, and relocation assistance of up to $50,000. The Meehan Offer Letter also provided for a full (not pro-rated) bonus opportunity for 2025. Mr. Meehan also entered into the Executive Severance Plan in February 2026.

Anand Sampath. Mr. Sampath entered into an offer letter with Masimo dated February 20, 2006 (the “Sampath Offer Letter”). Pursuant to the Sampath Offer Letter, Mr. Sampath was initially hired as Director of Systems Engineering. He currently serves as Executive Vice President, Operations. Mr. Sampath’s annual base salary and target bonus opportunity are subject to review and adjustment from time to time. In 2025, Mr. Sampath’s annual base salary was $517,551 and his annual target bonus opportunity was 50% of his base salary. Mr. Sampath also entered into a 2007 Severance Plan participation agreement dated November 12, 2013.

Employee Proprietary Agreements

Each of our NEOs, other than our CEO, has also entered into a standard form agreement with respect to proprietary information and inventions. Our former interim CEO also entered into an agreement with respect to proprietary information and inventions. Among other things, these agreements obligate each NEO to refrain from disclosing any of our proprietary information received during the course of their employment and, with some exceptions, to assign to us any invention conceived or developed during the course of their employment.

2007 Severance Protection Plan

The 2007 Severance Plan is a severance plan that provides severance protections to certain legacy executives selected by the Compensation Committee of the Board. Participants in the 2007 Severance Plan include Mr. Sampath, who entered into a participation agreement in 2013, and Mr. Young, who entered into a participation agreement in 2022. The material terms of the 2007 Severance Plan are summarized below.

The Board has the discretion to amend or terminate the 2007 Severance Plan prospectively, subject to the limitation that, in the event of a change-in-control, no amendments may be made during the 36 months following the change-in-control without a participant’s consent if it would adversely affect the participant’s benefit. The Compensation Committee is the 2007 Severance Plan administrator.

The following general description of the 2007 Severance Plan is qualified by the actual terms of the 2007 Severance Plan document and the individual Severance Agreements signed by the participants.

Conditions to Severance Benefits. To the extent set forth below, a participant can receive either basic severance benefits or change-in-control severance benefits, but not both. Generally, in order to receive a basic or change-in-control severance benefit, the following conditions must be met:

●	the participant must execute, within 60 days of termination, a general release of claims (which becomes irrevocable within such 60-day period), a non-disparagement agreement, an intellectual property nondisclosure agreement, and a non-competition agreement that covers the period during which the participant is receiving severance benefits;
●	a participant entitled to the basic benefit must not have received any change-in-control severance benefits under the 2007 Severance Plan or any severance benefits equal to, or better than, the basic severance benefits pursuant to another arrangement between the participant and us;
●	a participant entitled to the change-in-control benefit must not have received any basic severance benefits under the 2007 Severance Plan or any severance benefits equal to, or better than, the change-in-control severance benefits pursuant to another arrangement between the participant and us; and
●	the participant must waive any and all rights, benefits and privileges to severance benefits that he might otherwise be entitled to receive under any other oral or written plan, employment agreement, or arrangement with us.

Basic Severance Benefits. Basic severance benefits are payable if a participant is terminated without “cause” (as defined below) and include the following:

●	an amount equal to annual salary determined at the highest rate in effect during the one-year period immediately prior to the date of termination, paid in installments according to normal payroll practices over 12 months commencing within 60 days following the participant’s termination;
●	COBRA continuation coverage at our expense during the 12 months following termination; and
●	the right to purchase life insurance through the Company during the 12-month period following his termination.

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

Change-in-Control Severance Benefits. The change-in-control severance benefits are payable upon a covered termination (which generally consists of a termination by the Company without cause or a termination by the executive for Good Reason upon or within a certain period after a change-in-control) and consist of the following:

●	if the participant has a covered termination because his current job is not offered to him on the date of the change-in-control, the participant will receive (i) an amount equal to his annual salary determined at the highest rate in effect during the one-year period immediately prior to the date of the covered termination, plus the average annual bonus paid to him over the three-year period prior to the change-in-control, and (ii) life insurance for the 12-month period following his termination;

●	if the participant has a covered termination for a reason not described in the preceding clause, instead of one time base salary, he will receive two times base salary;
●	the participant will receive COBRA continuation coverage at our expense during the 12-month period following his termination; and
●	upon the change-in-control, 50% of the participant’s unvested stock options and other equity-based awards shall be fully accelerated as of the change-in-control and 100% of the unvested stock options and other equity-based awards shall be fully accelerated upon the participant’s termination under circumstances that entitle him to change-in-control severance benefits noted above.

Change-in-control severance amounts will be paid in a lump sum cash payment within 60 days following the participant’s termination, provided that the participant has met all of the conditions for his change-in-control severance payment.

The 2007 Severance Plan administrator has the right to reduce any change-in-control severance benefits payable to an executive to avoid triggering any “excess parachute payments” under Section 280G of the Code. In addition, the 2007 Severance Plan administrator may delay the payment or issuance of any severance or change-in-control severance benefits for up to six months as necessary to avoid the imposition of additional tax under Section 409A of the Code.

Under the Severance Plan:

●	“cause” generally means the participant’s: (i) refusal or failure to perform his duties with us or to comply in all respects with our policies or the policies of our affiliates after notice of a deficiency and failure to cure the deficiency within three business days following notice from us, unless he has delivered a bona fide notice of termination for Good Reason to us, and the reason for the termination has not been cured by us within 30 days of receipt of notice; (ii) engagement in illegal or unethical conduct that could be injurious to us or our affiliates; (iii) commitment of one or more acts of dishonesty; (iv) failure to follow a lawful directive from our CEO; or (v) indictment for any felony, or any misdemeanor involving dishonesty or moral turpitude.
●	“change-in-control” generally means: (i) a merger or consolidation or a sale of all or substantially all of our assets unless more than 50% of the voting securities of the surviving or acquiring entity are held by our stockholders as of immediately prior to the transaction; (ii) the approval by our stockholders of the sale of all or substantially all of our assets; or (iii) without the prior approval of our Board, the acquisition by any person or group of securities representing beneficial ownership of 50% or more of our outstanding voting securities.
●	“Good Reason” generally means, provided that the executive has provided us with notice of one of the following events within 15 days after it occurs, and we fail to cure the event within 30 days after receiving notice from the executive: (i) any material reduction by us in the participant’s annual salary; (ii) any requirement that the participant change his principal location of work to any location that is more than 40 miles from the address of our current principal executive offices; or (iii) any material change in the participant’s responsibilities.

Voluntary Resignation. Excluding a resignation for Good Reason during the period commencing upon a change-in-control and ending on the 36-month anniversary of the change-in-control, each participant has agreed to provide us with six months advance notice of his resignation in the event he wishes to voluntarily resign from his employment at any time during which the 2007 Severance Plan and his Severance Agreement are effective.

Executive Severance Plan

Prior to the execution of the Merger Agreement, the Compensation Committee engaged its independent compensation consultant to design and implement a market-based executive severance plan to replace the legacy Severance Plan. Following that process, the Compensation Committee adopted the Executive Severance Plan, effective February 13, 2026, which supersedes the 2007 Severance Plan with respect to severance and change-in-control benefits for eligible participants who elect to participate. All of the Company’s named executive officers (other than Ms. Szyman, whose severance entitlements are governed by the Szyman Offer Letter) are eligible to participate in the Executive Severance Plan. Of the current named executive officers, only Messrs. Young and Sampath were participants in the 2007 Severance Plan; Messrs. Dadswell and Meehan commenced employment after the 2007 Severance Plan was closed to new participants and, accordingly, were not eligible to participate in that plan. No participant will be eligible for any other severance benefits under any employment agreement or offer letter while receiving benefits under the Executive Severance Plan. Each of Messrs. Young, Dadswell, Meehan, and Sampath is eligible to participate in the Executive Severance Plan as a Tier 2 participant.

Messrs. Young, Dadswell and Meehan have elected to participate in the Executive Severance Plan. In addition to the named executive officers described herein, Masimo’s other executive officers who are not named executive officers are eligible to participate in the Executive Severance Plan and are entitled to the same severance and change-in-control benefits, on the same terms and conditions (including the same severance multiples, benefit continuation periods, equity acceleration provisions, and release and restrictive covenant requirements), as those applicable to the non-CEO named executive officer participants described in this section.

CIC Qualifying Termination Benefits. A “CIC Qualifying Termination” means a termination of the participant’s employment by Masimo without cause (other than by reason of death or disability), or by the participant for Good Reason, in each case following a change in control and during the two years following a change in control (the “CIC Protection Period”). Upon a CIC Qualifying Termination, each Tier 2 participant will receive the following severance payments and benefits:

●	A lump sum cash severance payment equal to 2.0 times the sum of (x) the participant’s base pay and (y) the participant’s target bonus, payable within 60 days following the date the release becomes effective and irrevocable (or, if the release period spans two calendar years, in the second calendar year);
●	Subject to timely election of COBRA continuation coverage, reimbursement or payment of group health plan premiums for the participant and covered dependents for up to 18 months;
●	Reimbursement or payment of group life insurance premiums for a 12-month period;
●	Payment of any earned but unpaid annual incentive award for the fiscal year preceding the termination date, payable when annual incentives for such year are otherwise paid to executives;
●	A prorated annual incentive award for the fiscal year of termination, equal to the participant’s target bonus multiplied by a fraction equal to the number of days employed during such fiscal year divided by 365, payable within 60 days following the date the release becomes effective and irrevocable (or in the second calendar year if the release period spans two calendar years); and
●	Any outstanding and unvested equity awards granted prior to the effective date of the Executive Severance Plan (February 13, 2026) shall immediately vest in full (and, to the extent applicable, become exercisable), with performance-based awards vesting at the levels provided in the applicable equity plan and award agreement(s), and if no such levels are provided, at target performance.

These severance benefits are “double-trigger” — that is, payable only upon both (i) the consummation of the Merger (constituting a change in control) and (ii) a CIC Qualifying Termination of employment during the CIC Protection Period.

Conditions to Receipt of Severance Benefits. Payment of any severance benefits (whether in connection with a change in control or not) is subject to (i) the participant’s timely execution and non-revocation of a general release of claims in a form acceptable to Masimo within the time period specified therein, (ii) the participant’s execution of a Non-Disparagement Agreement, and (iii) the participant’s execution of an Intellectual Property Assignment and Nondisclosure Agreement.

Potential Payments Upon Termination or Change-in-Control

The tables below estimate the amounts payable to our NEOs in the event that a change-in-control, termination of employment, or both occurred on January 2, 2026, the last business day of our fiscal year that ended January 3, 2026. The closing price of our common stock, as reported on the Nasdaq Global Select Market, was $127.40 per share on January 2, 2026, the last trading day of fiscal 2025. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change-in-control and/or the NEO’s qualifying separation from Masimo.

The following tables do not include Ms. Brennan because on February 12, 2025, upon the appointment of Catherine Szyman to the role of CEO, Ms. Brennan relinquished the role of interim CEO and was appointed as non-executive Chairperson of the Board. In connection with that transition, her award of 8,916 RSUs vested in accordance with the terms of her Employment Agreement. For more information, see “Compensation Discussion and Analysis – CEO Transition Timeline” and “Employment Arrangements with Named Executive Officers – Employment Agreement with Ms. Brennan.”

In addition, the tables below do not include Messrs. Dadswell and Meehan because they were not party to the 2007 Severance Plan or any other arrangement as of January 2, 2026 that would have resulted in potential payments to them upon termination or a change-in-control of Masimo. On February 13, 2026, the Compensation Committee adopted the Executive Severance Plan, in which Messrs. Dadswell and Meehan were eligible to participate.

Catherine Szyman

	Termination
			By Masimo Without
			Cause or by Ms.
			Szyman for Good
	By Masimo Without		Reason in
	Cause Outside a		Connection with a		Termination Upon
Executive Benefits, Payments and Acceleration of Vesting of Equity Awards	Change-In-Control		Change-In-Control		Death or Disability
Number of Equity Award Shares Accelerated	57,445		91,074		57,445
Value of Equity Award Shares Accelerated	$7,318,493	(1)	$11,602,828	(2)	$7,318,493	(1)
Cash Payments	4,168,462		7,168,462		1,168,462
Continuation of Benefits(3)(4)	34,379		34,379		—
Total Cash Benefits and Payments	$11,521,333		$18,805,668		$8,486,955
(1)	Consists of the value of 100% of the unvested and outstanding Buy-Out Awards that were held by Ms. Szyman as of January 3, 2026, the vesting of which would be accelerated.
(2)	Consists of the value of 100% of all unvested and outstanding RSUs that were held by Ms. Szyman as of January 3, 2026, the vesting of which would be accelerated.
(3)	Assumes that Ms. Szyman does not commence employment with another employer during the period from January 4, 2026 to January 2, 2027.
(4)	Comprised of health, dental and vision insurance benefits for Ms. Szyman and her eligible dependents for 18 months.

Micah Young

	Termination
			By Masimo Without
			Cause or by Mr.
			Young for Good
	By Masimo Without		Reason in		Change-In- Control
	Cause Outside a		Connection with a		Without
Executive Benefits, Payments and Acceleration of Vesting of Equity Awards	Change-In-Control		Change-In-Control		Termination
Number of Equity Award Shares Accelerated	15,000		66,747		40,874
Value of Equity Award Shares Accelerated	$1,911,000		$7,293,817	(1)	$4,602,409	(2)
Cash Payments	647,407		1,816,724		—
Continuation of Benefits(3)	22,988	(4)	25,320	(5)	—
Total Cash Benefits and Payments	$2,581,395		$9,135,861		$4,602,409
(1)	Consists of the value of 100% of the unvested and outstanding stock options, 100% of the unvested RSUs, and 100% of the unvested PSUs (on the basis of 100% target achievement) that were held by Mr. Young as of January 3, 2026, the vesting of which would be accelerated.
(2)	Consists of the value of 50% of the unvested and outstanding stock options, 50% of the unvested RSUs, and 50% of the PSUs (on the basis of 100% target achievement) that were held by Mr. Young as of January 3, 2026, the vesting of which would be accelerated.
(3)	Assumes that Mr. Young does not commence employment with another employer during the period from January 4, 2026 to January 2, 2027.
(4)	Comprised of health, dental and vision insurance benefits for Mr. Young and his eligible dependents for 12 months.
(5)	Comprised of health, dental and vision insurance benefits for Mr. Young and his eligible dependents for 12 months and life insurance for Mr. Young for 12 months.

Anand Sampath

	Termination
			By Masimo Without
			Cause or by Mr.
			Young for Good
	By Masimo Without		Reason in		Change-In- Control
	Cause Outside a		Connection with a		Without
Executive Benefits, Payments and Acceleration of Vesting of Equity Awards	Change-In-Control		Change-In-Control		Termination
Number of Equity Award Shares Accelerated	—		13,923		6,962
Value of Equity Award Shares Accelerated	$—		$1,773,790	(1)	$886,895	(2)
Cash Payments	517,551		1,237,061		—
Continuation of Benefits(3)	21,954	(4)	24,285	(5)	—
Total Cash Benefits and Payments	$539,505		$3,035,137		$886,895
(1)	Consists of the value of 100% of the unvested and outstanding stock options, 100% of the unvested RSUs that were held by Mr. Sampath as of January 3, 2026, the vesting of which would be accelerated.
(2)	Consists of the value of 50% of the unvested and outstanding stock options and 50% of the unvested RSUs (on the basis of 100% target achievement) that were held by Mr. Sampath as of January 3, 2026, the vesting of which would be accelerated.
(3)	Assumes that Mr. Sampath does not commence employment with another employer during the period from January 4, 2026 to January 2, 2027.
(4)	Comprised of health, dental and vision insurance benefits for Mr. Sampath and his eligible dependents for 12 months.
(5)	Comprised of health, dental and vision insurance benefits for Mr. Sampath and his eligible dependents for 12 months and life insurance for Mr. Sampath for 12 months.

Pay Ratio Disclosure

As required by Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of all employees of our Company (other than our former interim CEO, Ms. Brennan, and our current CEO, Ms. Szyman).

For 2025, our most recently completed fiscal year:

●	the median of the annual total compensation of all employees of our Company (other than our former interim CEO and our CEO) was $82,554 (excluding any estimated health and retirement benefits); and
●	the average weighted annual total compensation of our former interim CEO and our current CEO, was $17,530,083 as reported in the 2025 Summary Compensation Table.

Based on this information, for 2025, the ratio of the average weighted annual total compensation of our former interim CEO and our current CEO to the median of the annual total compensation of all employees was 212 to 1. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

We understand that the CEO pay ratio is intended to provide greater transparency to annual CEO pay and how it compares to the pay of the median employee. As such, we are providing a supplemental ratio that compares the average weighted annual total compensation of our former interim CEO and our current CEO, excluding the impact of the Buy-Out Awards, to the median of the annual total compensation of all employees, as we believe that this supplemental ratio reflects a more representative comparison. The resulting supplemental CEO pay ratio is 117 to 1.

As permitted by SEC rules, for purposes of calculating the 2025 pay ratio, we considered the same median employee identified for determining our 2023 CEO pay ratio. For 2025, we determined that there had not been any changes to our employee population or compensation program that would significantly impact the pay ratio disclosure for 2025. We identified our median employee for the

2023 pay ratio analysis using the methodology and the material assumptions, adjustments, and estimates described below (as previously disclosed).

●	We selected December 30, 2023, the last day of our 2023 fiscal year, as the determination date for purposes of identifying our median employee. This determination date differs from the determination date, October 31st of each year, that we have used in previous pay ratio analyses for reasons of administrative convenience.
●	As of December 30, 2023, our employee population consisted of approximately 3,796 individuals, with approximately 1,627 employed in the United States and approximately 2,169 employed outside the United States. In determining this population, we considered the employees of our subsidiaries and all of our worldwide employees other than our former interim CEO, whether employed on a full-time, part-time, temporary or seasonal basis. We did not include any contractors or other non-employee workers in our employee population.
●	We relied on the de minimis exceptions allowed by Item 402(u) to exclude up to 5% of our non-U.S. employees from our employee population. Specifically, we excluded all of our employees in Austria (1 employee), Belgium (10 employees), Brazil (10 employees), Chile (2 employees), Colombia (2 employees), Costa Rica (1 employee), Denmark (3 employees), Finland (3 employees), Ghana (1 employee), India (26 employees), Indonesia (1 employee), Mexico (12 employees), Oman (2 employees), Poland (4 employees), Portugal (1 employee), Qatar (4 employees), Singapore (13 employees), Thailand (1 employee), Turkey (11 employees), Uruguay (1 employee), United Arab Emirates (14 employees), and Vietnam (5 employees), which, in the aggregate, represented 3.3% of our total employee population. After applying this exclusion, our total employee population was 3,669 as of December 28, 2023. We did not use any cost-of-living adjustments.
●	To identify our median employee, we selected annual base pay (using a reasonable estimate of the hours worked during 2024 for hourly employees and actual salary paid for our remaining employees) as the compensation measure to be used to compare the compensation of our employees for the 12-month fiscal year period from January 1, 2023 through December 30, 2023.
●	We annualized base pay for any full-time and part-time employees who commenced work during 2023.
●	We converted amounts paid to non-U.S. employees in foreign currencies to U.S. dollars using foreign currency exchange rates in effect as of December 30, 2023.
●	All employees were ranked from lowest to highest with the median employee determined from this list.

Using this approach, we selected the individual at the median of our employee population. Our median employee was an individual based in the United States.

For purposes of our 2025 pay ratio analysis, we calculated annual total compensation for this individual using the same methodology we use for our NEOs as set forth in the 2025 Summary Compensation Table.

We determined that such individual’s annual total compensation for the fiscal year ended January 3, 2026 was $82,554 (excluding any estimated retirement and health benefits).

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

Non-Employee Director Compensation

During fiscal 2025, our Non-Employee Director Compensation Policy provided for the following compensation:

Compensation Item(s):	Annual Amount
Annual Cash Retainer(1)(5)
Board Service	$70,000
Audit Committee	12,500
Compensation Committee	10,000
Nominating, Compliance and Corporate Governance Committee	5,000
Special Committee(2)	15,000
Committee Chairman Annual Cash Retainer(3)
Audit Committee	$25,000
Compensation Committee	20,000
Nominating, Compliance and Corporate Governance Committee	15,000
Business Risk & Review Committee(4)	0
Equity Awards(5)(6)(7)
Restricted Stock Units	$200,000
(1)	All annual cash retainers are payable on a quarterly basis in arrears. The amounts are payable to Board committee members, excluding the Chairman of each Board committee.
(2)	This Special Committee was put into place in February of 2024 to work with separation of consumer business from healthcare.
(3)	All annual cash retainers are payable on a quarterly basis in arrears to the Chairman of each Board committee. Additionally, all Committee Chair compensations that are listed include the committee membership component.
(4)	The Business Risk & Review Committee is a non-compensated committee role.
(5)	The chart above illustrates the proportions of the base annual cash retainer paid to non-employee Board members and the annual equity award granted to non-employee Board members (assuming the applicable non-employee Board member is not on any committees). Board members are eligible for additional cash retainers for serving on various committees as well as for serving as a Committee Chairman, which are reflected as applicable in the Fiscal 2025 Non-Employee Director Compensation Table below.
(6)	Our Non-Employee Director Compensation Policy also provides that all RSU awards granted to the non-employee directors pursuant to the policy will vest in full in the event of a change-in-control of Masimo.
(7)	Each year on the date of our annual meeting of stockholders, each non-employee director is granted an award of RSUs with respect to shares of our common stock having a grant date fair value of $200,000, rounded down to the nearest whole share, which will vest on the earlier of the first anniversary of the grant date or the date of the next annual meeting of stockholders.

From time to time, on an as-need basis, we may also provide charter aircraft services to Board members in connection with Board related matters. The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of our Board for the fiscal year ended January 3, 2026.

Fiscal 2025 Non-Employee Director Compensation Table:

This table does not include compensation paid to Ms. Brennan or Ms. Szyman in their capacity as directors. The compensation that Ms. Brennan received in her capacity as a director is described in a footnote to the Summary Compensation Table above. Ms. Szyman receives no compensation for her service as a director.

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash	Awards(1)(2)	Awards(3)	Compensation	Total
Robert Chapek(4)	$48,276	$—	$—	$—	$48,276
Craig Reynolds(5)	43,538	—	—	—	43,538
William Jellison(6)	94,863	199,847	—	—	294,710
Quentin Koffey	107,775	199,847	—	1,478	309,100
Wendy Lane	76,682	199,847	—	—	276,529
Timothy Scannell	77,638	199,847	—	—	277,485
Darlene Solomon	95,000	199,847	—	—	294,847
(1)	These amounts generally represent the aggregate grant date fair value of the RSU awards granted to each listed non-employee director in fiscal 2025, computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718 (“ASC Topic 718”). These amounts do not represent the actual amounts paid to or realized by the directors during fiscal 2025. The value as of the grant date for the RSU awards is calculated based on the number of RSUs at the grant date market price and is recognized once the requisite service period for the RSUs is satisfied. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 20 to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates-Stock-Based Compensation” included in our Annual Report on Form 10-K for the year ended January 3, 2026 that was filed with the SEC on February 27, 2026.
(2)	As of January 3, 2026, each of our then serving non-employee directors held RSU awards with respect to 1,225 shares of our common stock, with the exception of Ms. Brennan who held RSU awards with respect to 1,991 shares of our common stock.
(3)	As of January 3, 2026, none of our then serving non-employee directors held any options to purchase shares of our common stock.
(4)	Mr. Chapek was not appointed for re-election at the 2025 Masimo Annual Meeting of Stockholders.
(5)	Mr. Reynolds was not appointed for re-election at the 2025 Masimo Annual Meeting of Stockholders.
(6)	Mr. Jellison resigned from the Board effective August 18, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth additional information as of January 3, 2026 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of January 3, 2026. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Equity Compensation Plan Information

Number of
securities
available for
	Number of	Weighted-	future issuance
	securities to be	average exercise	under equity
	issued upon exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights (a)(1)	rights(2)	column (a))
Equity compensation plans approved by stockholders(3)	494,764	$110.71	4,622,800
Equity compensation plans not approved by stockholders(4)	—	—	—
Total	494,764	$110.71	4,622,800
(1)	Includes 704,241 RSUs and PSUs that were unvested and outstanding as of January 3, 2026.
(2)	The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs and PSUs, which have no exercise price.
(3)	Comprised of the 2007 Stock Incentive Plan and the 2017 Equity Incentive Plan.
(4)	As of January 3, 2026, we did not have any equity compensation plans that were not approved by our stockholders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 17, 2026, with respect to the beneficial ownership of shares of our common stock by:

●	each person or group known to us to be the beneficial owner of more than five percent of our common stock;
●	each of our directors;
●	each of our NEOs; and
●	all of our current directors and executive officers as a group.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of April 17, 2026. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 52,369,086 shares of common stock outstanding as of April 17, 2026, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to equity awards that are either currently exercisable, or that will become exercisable or otherwise vest on or before June 16, 2026, which is 60 days after April 17, 2026. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Masimo Corporation, 52 Discovery, Irvine, California 92618.

	Beneficial Ownership of
	common stock
	Number of	Percent of
Name	Shares	Class
5% Stockholders:
Politan Capital Management, LP(2)	4,586,630	8.76%
Joe Kiani(3)	2,394,447	4.57%
Named Executive Officers and Directors
Catherine Szyman(4)	16,965	*
Micah Young(5)	82,906	*
Charles Dadswell	—	0.0%
Greg Meehan	—	0.0%
Anand Sampath(6)	71,279	*
Michelle Brennan(7)	13,925	*
Quentin Koffey(2)	4,590,873	8.78%
Wendy Lane(8)	2,608	*
Tim Scannell(9)	2,608	*
Darlene Solomon(10)	3,015	*
Total Shares Beneficially Owned By Current Executive Officers and Directors (12 persons)(2)	4,785,190	9.14%
*	Less than one percent.
(1)	For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of shares of common stock outstanding as of April 17, 2026, plus the number of shares of common stock that such person or group had the right to acquire on or before June 16, 2026, which is 60 days after April 17, 2026.
(2)	Includes shares of common stock held by Politan Capital Management LP (“Politan LP”), Politan Capital Management GP LLC (“Politan Management”), Politan Capital Partners GP LLC (“Politan GP”, together with Politan LP, Politan Management and Politan GP, “Politan”), and Quentin Koffey. Politan filed a Schedule 13D/A on February 17, 2026, reporting that it had shared voting and dispositive power with respect to 4,586,630 shares of our common stock held directly by certain funds, including Politan Capital Partners LP, a Delaware limited partnership (“Politan LP”), Politan Capital Offshore Partners LP, a Cayman Islands exempted limited partnership (“Politan Offshore”), and Politan Master Fund (collectively with Politan Offshore and Politan LP, the “Politan Funds”), and that Mr. Koffey had sole beneficial ownership of an aggregate of 4,243 shares of our common stock representing restricted stock units granted to Mr. Koffey in connection with his service as a director on the Board, 3,018 of which have vested as of the date hereof and 1,225 of which are scheduled to vest on the earlier of the first anniversary of the grant date or the date of Masimo’s 2026 annual meeting of stockholders. Politan LP is the investment advisor to the Politan Funds, Politan Management is the general partner of Politan LP, Politan GP is the general partner of the Politan Funds, and Mr. Koffey is the managing partner and chief investment officer of Politan LP and is the managing member of Politan Management and Politan GP. Each of Politan and Mr. Koffey may be deemed to be the beneficial owner of the shares held by the Politan Funds, and each such person disclaims beneficial ownership of any of such shares, except to the extent of his or its pecuniary interest therein. On March 13, 2026, Politan and Mr. Koffey jointly filed a Form 4 disclosing that Politan had entered into forward sale contracts on March 11, 2026 and March 12, 2026 pursuant to which, among other things, Politan pledged 142,681 shares of Common Stock and 130,869 shares of Common Stock, respectively, and retained dividend and voting rights in such pledged shares of Common Stock. In addition, Mr. Koffey and Politan have pledged 1.75 million shares as collateral for a margin loan. Politan’s address is 106 West 56th Street, 10th Floor, New York, New York 10019.
(3)	The beneficial ownership information for Joe Kiani excludes shares that are subject to a dispute between Masimo and Mr. Kiani. Joe Kiani filed a Schedule 13G/A on February 13, 2026, reporting that Mr. Kiani beneficially owned 5,904,629 shares of common stock (representing approximately 10.3% of the class) as of December 31, 2025 comprised of (a) 5,000 shares of common stock held directly, (b) 1,273,691 shares of common stock held in two trusts for which he is the sole trustee, (c) 1,077,021 shares of common stock held by a limited liability company that is owned by three trusts for which he is not the trustee, (d) 38,735 shares of common stock held by his spouse, (e) 368,252 shares of common stock subject to certain purportedly exercised options that are subject to a dispute between Masimo and Mr. Kiani, (f) 2,700,000 shares of common stock that are subject to an RSU Award that is subject to a dispute between Masimo and Mr. Kiani, (g) 158,450 shares of common stock subject to certain options that are subject to a dispute between Masimo and Mr. Kiani, (h) 198,225 shares of common stock subject to certain PSUs that are subject to a dispute between Masimo and Mr. Kiani, and (i) 85,255 shares of common stock subject to certain options that are subject to a dispute between Masimo and Mr. Kiani. Mr. Kiani’s address is 121 Theory, Irvine, California 92617.
(4)	Comprised of 13,242 shares of common stock held directly and vested options to purchase 3,723 shares of common stock.
(5)	Comprised of 25,656 shares of common stock held directly and vested options to purchase 57,250 shares of common stock. The number of vested options includes 15,870 out of the money options.

(6)	Comprised of 33,901 shares of common stock held directly and vested options to purchase 37,378 shares of common stock. The number of vested options includes 7,059 out of the money options.
(7)	Comprised of 11,934 shares of common stock held directly and 1,991 shares underlying restricted stock units that vested on April 29, 2026.
(8)	Comprised of 1,383 shares of common stock held directly and 1,225 shares underlying restricted stock units that vested on April 29, 2026.
(9)	Comprised of 1,383 shares of common stock held directly and 1,225 shares underlying restricted stock units that vested on April 29, 2026.
(10)	Comprised of 1,790 shares of common stock held directly and 1,225 shares underlying restricted stock units that vested on April 29, 2026.

Changes in Control

On February 16, 2026, we entered into the Merger Agreement with Danaher to be acquired by Danaher. The closing of the Merger is subject to the satisfaction of certain closing conditions, including the receipt of required regulatory approvals and the approval of Masimo’s stockholders. Subject to the satisfaction of the closing conditions, upon closing of the Merger, Masimo’s common stock will be delisted from the Nasdaq and deregistered under the Exchange Act.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Person Transactions Policy and Procedures

We adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of transactions with related persons. For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) and any “related person” were, are or will be participants involving an amount that exceeds $120,000. For purposes of the policy, a related person is:

●	any person who is or was a director or executive of ours since the beginning of our immediately preceding fiscal year or an immediate family member of, or person sharing a household with, any of the foregoing individuals;
●	any person known by us to be the beneficial owner of more than five percent of any class of our outstanding voting securities or, if the beneficial owner is an individual, an immediate family member of, or person sharing a household with, any of the foregoing individuals; and
●	any firm, corporation or other entity in which any of the foregoing individuals is employed or is a general partner or principal or in a similar position, or in which any of the foregoing individuals has a five percent or greater beneficial interest.

Under the policy, prior to entering into a related person transaction, our legal department must present information regarding the proposed related person transaction to our Nominating, Compliance and Corporate Governance Committee for approval at its next regularly scheduled meeting (or, where our legal department, in consultation with our CEO or CFO, determines that it is not practicable or desirable to wait until the next meeting of the Nominating, Compliance and Corporate Governance Committee, to the Chairman of our Nominating, Compliance and Corporate Governance Committee, who is authorized under the policy to act on behalf of the Nominating, Compliance and Corporate Governance Committee with respect to matters covered by the policy between meetings of the Nominating, Compliance and Corporate Governance Committee).

To identify proposed related person transactions in advance, our legal department relies on information supplied by our directors, executive officers or business unit or function/department leader responsible for the proposed related person transaction. In considering related person transactions, the Nominating, Compliance and Corporate Governance Committee (or the Chairman of the Nominating, Compliance and Corporate Governance Committee) takes into account all relevant facts and circumstances related to the proposed transaction. In the event a member of the Nominating, Compliance and Corporate Governance Committee, or any immediate family member or affiliate of a member of the Nominating, Compliance and Corporate Governance Committee is the related person, such member of the Nominating, Compliance and Corporate Governance Committee is prohibited from participating in any review, consideration or approval of the related person transaction. The policy requires that the Nominating, Compliance and Corporate Governance Committee will only approve a related person transaction if it determines that the transaction is in, or is not inconsistent with, our best interests and the best interests of our stockholders.

Under the policy, the following related person transactions are deemed to be pre-approved by the Nominating, Compliance and Corporate Governance Committee regardless of the amount involved:

●	employment and compensation of our executive officers, subject to certain exceptions;
●	compensation of our directors, subject to certain exceptions;
●	certain transactions between us and an unrelated third party entity in which the related person’s only relationship with the third party is as an employee (other than an executive officer), director or beneficial owner of less than 10% of the other entity’s shares, subject to certain limitations;
●	certain charitable contributions; and
●	transactions in which all of our stockholders receive the same benefit on a pro rata basis.

The policy also permits our Nominating, Compliance and Corporate Governance Committee to ratify, amend, rescind or terminate any related person transaction that is not pre-approved in accordance with the terms above.

Transactions With Related Persons

The following is a description of transactions or series of transactions since December 29, 2025, or any currently proposed transaction, to which we were or are to be a participant in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our common stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “—Executive Compensation - Employment Arrangements with Named Executive Officers” above.

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

Independence of the Board of Directors

Our Board has the responsibility for establishing corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operations. As required under the rules and listing standards of The Nasdaq Stock Market LLC (the “Nasdaq Rules”), a majority of the members of our Board must qualify as “independent” as affirmatively determined by our Board. Our Board consults with our legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent” including those set forth in applicable Nasdaq Rules. Consistent with these considerations, after review of all relevant transactions or relationships between each director, and the director’s family members and Masimo, our senior management, and our independent registered public accounting firm, our Board has determined that all of our directors other than Ms. Szyman are independent, as that term is defined in Nasdaq Listing Rule 5605(a)(2), and that all members of the Audit Committee and the Compensation Committee meet the heightened independence standards applicable to such committees.

Item 14. Principal Accounting Fees and Services

Audit Committee Pre-approval Policies and Procedures

The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Grant Thornton LLP. The policy generally pre-approves specified services in the defined categories of audit, audit-related and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. By the adoption of this policy, the Audit Committee has delegated the authority to pre-approve services to the Chair of the Audit Committee, subject to certain limitations.

The Audit Committee has determined that the rendering of the services other than audit services by Grant Thornton LLP is compatible with maintaining the independent registered public accounting firm’s independence.

Principal Accounting Fees and Services

The following table represents aggregate fees billed to Masimo for the fiscal years ended January 3, 2026 and December 28, 2024 by Grant Thornton LLP, our independent registered public accounting firm for such periods. All fees described below were approved by the Audit Committee.

	Fiscal Year Ended
Fees	January 3, 2026	December 28, 2024
Audit Fees(1)	$4,927,425	$5,895,621
Audit-Related Fees(2)	705,360	2,357,775
Tax Fees(3)	104,133	85,723
All Other Fees(4)	15,000	—
Total Fees	$5,751,918	$8,339,119
(1)	Audit fees consist of fees billed for services rendered for the audit of our consolidated annual financial statements, including performance of the attestation procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services performed by our independent registered public accounting firm and include fees reasonably related to the performance of the audit of our U.S. retirement savings plan, and fees associated with assurance services rendered for the audits of the stand-alone financial statements in connection with the separation of the Sound United non-healthcare business segment.
(3)	Tax fees consist of fees related to certain U.S. state and local tax preparation and consultation services.
(4)	All other fees primarily consist of fees associated with other mandatory filings.

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

2.1˄

Agreement and Plan of Merger, dated as of February 16, 2026, by and among Masimo Corporation, Danaher Corporation and Mobius Merger Sub, Inc. (incorporated by reference herein to Exhibit 2.1 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026).

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-142171) originally filed with the Securities and Exchange Commission on April 17, 2007).

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

4.3

Description of Securities of Masimo Corporation (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023).

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

10.11˄

Third Amendment Agreement, dated August 1, 2024, entered into by and between Industrial Vallera de Mexicali, S.A. de C.V and Masimo Corporation (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024).

10.12˄±	Fifth Amendment Agreement, dated November 28, 2025, entered into by and between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor.

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

10.25#

Offer letter, by and between Masimo Corporation and Lisa Hellmann, dated March 24, 2025 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2025).

10.26#

Offer letter, by and between Masimo Corporation and Tim Benner, dated April 25, 2025 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2025).

10.27#

Offer letter, by and between Masimo Corporation and Omar Ahmed, dated July 3, 2025 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2025).

10.28#

Offer letter, by and between Masimo Corporation and Greg Meehan, dated July 8, 2025 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2025).

10.29#

Offer letter, by and between Masimo Corporation and Charles Dadswell, dated August 11, 2025 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2025).

10.30#

Amended and Restated 2007 Severance Protection Plan Agreement, dated May 23, 2025, by and between the Registrant and Lisa Hellmann (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2025).

10.31±	Credit Agreement dated as of December 1, 2025, among Masimo Corporation as the Borrower, the Lenders and Issuing Banks Party Hereto and Bank of America, N.A., as Administrative Agent.

10.32

Masimo Corporation Indemnity Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2025).

10.33‡

Stock Purchase Agreement, dated May 6, 2025, by and between Masimo Corporation and Harman International Industries, Incorporated (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025).

10.34

Voting and Support Agreement, dated as of February 16, 2026, by and among Masimo Corporation, Danaher Corporation, Mobius Merger Sub, Inc. and Politan Capital Management LP., (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange commission on February 17, 2026).

19	Masimo Insider Trading Policy (incorporated herein by reference to Exhibit 19 to the Registrant’s Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025).

21.1±	List of Registrant’s Subsidiaries.

23.1±	Consent of Independent Registered Public Accounting Firm.

31.1±	Certification of Catherine Szyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2±	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.3*	Certification of Catherine Szyman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.4*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Catherine Szyman, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

97±

Masimo Corporation Clawback Policy (incorporated herein by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025).

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 3, 2026 and December 28, 2024, (ii) Consolidated Statements of Operations for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, (iv) Consolidated Statements of Stockholders’ Equity for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, (v) Consolidated Statements of Cash Flows for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, and (vi) Notes to Consolidated Financial Statements.**

*	Filed herewith.
±	Previously filed with the Original Form 10-K.
**	Previously furnished with the Original Form 10-K.
#	Indicates management contract or compensatory plan.
+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
†

Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) of the type that the Registrant customarily and actually treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

‡

Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.

˄

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

Date:	May 1, 2026	By:	/s/ CATHERINE SZYMAN
Catherine Szyman
Chief Executive Officer

APPENDICES

APPENDIX A

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES

FOR FISCAL 2025 EXECUTIVE BONUS INCENTIVE PLAN

The non-GAAP financial measures contained herein are a supplement to the corresponding financial measures prepared in accordance with GAAP. These non-GAAP financial measures make adjustments for the items described below. Management and the Compensation Committee believe that adjustments assist the Compensation Committee and investors in assessing true Company performance against Adjusted Revenue and Adjusted non-GAAP earnings per share (EPS) targets that were established under the fiscal 2025 Executive Bonus Incentive Plan based on the fiscal 2025 business plan that existed at the time the performance targets were established in February 2025.

Fiscal 2025 Adjusted Revenue and Adjusted non-GAAP EPS reflect adjustments for the following items, as well as the related income tax effects thereof, if any:

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

Acquisitions, integrations, divestitures, and related costs

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

APPENDIX A

SUPPLEMENTAL FINANCIAL INFORMATION

FOR FISCAL 2025 EXECUTIVE BONUS INCENTIVE PLAN

RECONCILIATION OF GAAP REVENUE TO ADJUSTED REVENUE

(unaudited)

(in millions)	Fiscal 2025
GAAP revenue	$1,527
Business transition & related costs	(3)
Non-GAAP revenue	1,524
Executive bonus incentive plan adjustments:
Foreign exchange adjustments to plan rates	(15)
Total executive bonus incentive plan adjustments	(15)
Adjusted revenue for fiscal 2025 executive bonus incentive plan	$1,509

Appendix A

Supplemental Financial Information

for Fiscal 2025 Executive Bonus Incentive Plan

RECONCILIATION OF GAAP TO ADJUSTED NON-GAAP EARNINGS PER SHARE(1)

(unaudited)

(in dollars)	Fiscal 2025
GAAP EPS	$3.83
Non-GAAP adjustments:
Acquired intangible asset amortization	0.16
Acquisition, integration, divestiture, and related costs	0.37
Business transition and related costs	0.19
Litigation related expenses, settlements and awards	1.29
Other adjustments	0.02
Realized and unrealized gains or losses	0.15
Financing related adjustments	0.06
Tax impact of non-GAAP adjustments	(0.45)
Excess tax benefits from stock-based compensation expense	(0.11)
Tax related adjustments	0.15
Total non-GAAP adjustments	1.84
Non-GAAP EPS (prior definition)	$5.67
Executive bonus incentive plan adjustments:
Foreign exchange adjustments to plan rates	(0.05)
Adjustments for tariffs	0.25
Adjustments for share repurchases	(0.07)
Total executive bonus incentive plan adjustments	0.13
Adjusted non-GAAP Earnings Per Share for fiscal 2025 executive bonus incentive plan	$5.80
(1)	May not foot due to rounding.

Appendix B

Supplemental non-GAAP Financial Measures

for Fiscal 2025 PSU Awards AND 2023 PSU Award Payouts

The non-GAAP financial measures contained herein are a supplement to the corresponding financial measures prepared in accordance with GAAP. These non-GAAP financial measures make adjustments for the items described below.

Management and the Compensation Committee believe that adjustments assist the Compensation Committee and investors in assessing true Company performance against the Three-Year Cumulative Adjusted Revenue (i.e., 2025-2027) and Three-Year Cumulative Adjusted Non-GAAP Operating Income (i.e., 2025-2027) targets that were established at the time the 2025 PSU awards were granted in March 2025.

Three-Year Cumulative Adjusted Revenue and Three-Year Cumulative Adjusted Non-GAAP Operating Income reflect adjustments for the items discussed below, as well as the related income tax effects thereof, if any, and these non-GAAP financial measures are calculated in a similar manner as 2023-2025 Cumulative Adjusted Revenue and 2023-2025 Cumulative Adjusted Non-GAAP Operating Profit.

Further, management and the Compensation Committee also believe that adjustments assist the Compensation Committee and investors in assessing true Company performance against 2023-2025 Cumulative Adjusted Revenue and 2023-2025 Cumulative Adjusted Non-GAAP Operating Profit targets that were established at the time the 2023 PSU Awards were granted in March 2023. 2023-2025 Cumulative Adjusted Revenue and 2023-2025 Cumulative Adjusted Non-GAAP Operating Profit reflect adjustments for the following items, as well as the related income tax effects thereof, if any:

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

Acquisitions, integrations, divestitures, and related costs

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

RECONCILIATION OF GAAP REVENUE TO ADJUSTED REVENUE

(unaudited)

Cumulative
Fiscal 2023-
(in millions)	2025
GAAP revenue	$4,198
Business transition & related costs	(3)
Non-GAAP revenue	4,195
Executive PSU awards adjustments:
Non-Healthcare	1,887
Foreign exchange adjustments to plan rates	18
Total executive PSU awards adjustments	1,905
Adjusted revenue for fiscal 2023-2025 (2023 PSU award payouts)	$6,099

RECONCILIATION OF GAAP TO ADJUSTED NON-GAAP OPERATING PROFIT(1)

(unaudited)

Cumulative
Fiscal 2023-
(in millions)	2025
Cumulative adjusted GAAP operating profit	$539
Non-GAAP adjustments:
Acquired intangible asset amortization	18
Acquisition, integration, divestiture, and related costs(2)	47
Business transition and related costs	94
Litigation related expenses, settlements and awards	267
Other adjustments	8
Total non-GAAP adjustments	434
Non-GAAP operating income	$973
Executive PSU awards adjustments:
Non-Healthcare	80
Litigation related adjustments	(114)
Adjustments for tariffs	17
Foreign exchange adjustments to plan rates	23
Total executive PSU awards adjustments	6
Adjusted non-GAAP operating profit for fiscal 2023-2025 (2023 PSU award payouts)	$979
(1)	May not foot due to rounding.

B-4