Form 10-Q
period 2026-04-04
MASIMO CORP
filed 2026-05-05
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class					Number of Shares Outstanding as of April 4, 2026
Common stock, $0.001 par value					52,365,808

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED APRIL 4, 2026

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except par values)

	April 4, 2026	January 3, 2026
ASSETS
Current assets
Cash and cash equivalents	$124.6	$152.3
Trade accounts receivable, net of allowance for credit losses of $4.5 million and $4.5 million at April 4, 2026 and January 3, 2026, respectively	228.0	260.9
Related party receivables - (Note 3)	10.7	14.9
Inventories	400.0	380.3
Other current assets	107.2	116.6
Other current assets, held-for-sale - (Note 18)	—	1.0
Total current assets	870.5	926.0
Lease receivable, non-current	43.3	43.1
Deferred costs and other contract assets	64.7	62.6
Property and equipment, net	355.6	355.1
Intangibles assets, net	51.0	52.1
Goodwill	100.9	101.0
Deferred tax assets	114.1	114.2
Other non-current assets	42.6	44.7
Other non-current assets, held-for-sale - (Note 18)	—	0.1
Total assets	$1,642.7	$1,698.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$89.0	$103.0
Accrued compensation	53.8	83.7
Deferred revenue and other contract liabilities, current	70.2	73.2
Other current liabilities	112.4	109.2
Other current liabilities, held-for-sale - (Note 18)	—	2.5
Total current liabilities	325.4	371.6
Long-term debt	445.7	518.0
Deferred tax liabilities	0.4	0.2
Other non-current liabilities	82.3	87.8
Other non-current liabilities, held-for-sale - (Note 18)	—	0.1
Total liabilities	853.8	977.7
Commitments and contingencies - (Note 24)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100.0 million shares authorized; 52.4 million and 52.1 million shares issued and outstanding at April 4, 2026 and January 3, 2026, respectively	0.1	0.1
Treasury stock, 22.0 million and 22.0 million shares at April 4, 2026 and January 3, 2026, respectively	(1,534.9)	(1,534.9)
Additional paid-in capital	940.4	929.1
Accumulated other comprehensive loss	(13.2)	(12.5)
Retained earnings	1,396.5	1,339.4
Total stockholders’ equity	788.9	721.2
Total liabilities and stockholders’ equity	$1,642.7	$1,698.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended
	April 4, 2026	March 29, 2025
Revenue:
Revenue - (excluding related party revenue)	$375.1	$340.2
Related party revenue - (Note 3)	28.5	31.8
Total revenue	403.6	372.0
Cost of goods sold	152.8	138.0
Gross profit	250.8	234.0
Operating expenses:
Selling, general and administrative	143.4	119.4
Research and development	30.0	33.9
Litigation settlements	—	2.7
Total operating expenses	173.4	156.0
Operating income	77.4	78.0
Non-operating loss	(6.1)	(9.6)
Income from continuing operations before provision for income taxes	71.3	68.4
Provision for income taxes	15.0	21.2
Net income from continuing operations, net of tax	56.3	47.2
Net income (loss) from discontinued operations, net of tax - (Note 18)	0.8	(217.9)
Net income (loss)	$57.1	$(170.7)

Net income (loss) per share:
Basic income per share - continuing operations	$1.08	$0.87
Basic income (loss) per share - discontinued operations	0.02	(4.04)
Basic income (loss) per share	$1.10	$(3.17)

Diluted income per share - continuing operations	$1.07	$0.86
Diluted income (loss) per share - discontinued operations	0.02	(3.98)
Diluted income (loss) per share	$1.09	$(3.12)

Weighted-average shares used in per share calculations:
Basic	52.2	54.0
Diluted	52.6	54.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net income (loss)	$57.1	$(170.7)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain from foreign currency translation adjustments	(1.3)	24.8
Reclass of unrealized foreign currency translation gains upon disposition of discontinued operations	(0.6)	—
Unrealized gain (loss) on cash flow hedges	1.2	(2.7)
Total comprehensive income (loss)	$56.4	$(148.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions)
	Three Months Ended April 4, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 3, 2026	52.1	$0.1	22.0	$(1,534.9)	$929.1	$(12.5)	$1,339.4	$721.2
Stock options exercised	0.2	—	—	—	10.0	—	—	10.0
Restricted/Performance stock units vested	0.1	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	—	(7.6)	—	—	(7.6)
Stock-based compensation	—	—	—	—	8.9	—	—	8.9
Net income	—	—	—	—	—	—	57.1	57.1
Foreign currency translation adjustment	—	—	—	—	—	(1.3)	—	(1.3)
Reclass of unrealized foreign currency translation gains upon disposition of discontinued operations	—	—	—	—	—	(0.6)	—	(0.6)
Unrealized gain on cash flow hedge	—	—	—	—	—	1.2	—	1.2
Balance at April 4, 2026	52.4	$0.1	22.0	$(1,534.9)	$940.4	$(13.2)	$1,396.5	$788.9

	Three Months Ended March 29, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 28, 2024	53.6	$0.1	19.5	$(1,169.2)	$838.3	$(108.2)	$1,490.9	$1,051.9
Stock options exercised	0.5	—	—	—	43.8	—	—	43.8
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(11.3)	—	—	(11.3)
Stock-based compensation	—	—	—	—	10.6	—	—	10.6
Net (loss)	—	—	—	—	—	—	(170.7)	(170.7)
Foreign currency translation adjustment	—	—	—	—	—	24.8	—	24.8
Unrealized (loss) on cash flow hedge	—	—	—	—	—	(2.7)	—	(2.7)
Balance at March 29, 2025	54.2	$0.1	19.5	$(1,169.2)	$881.4	$(86.1)	$1,320.2	$946.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	April 4, 2026	March 29, 2025
Cash flows from operating activities:
Net (loss) income	$57.1	$(170.7)
Loss from discontinued operations, net of tax	0.8	(217.9)
Net income from continuing operations	56.3	47.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8.1	8.6
Stock-based compensation expense	8.9	9.1
Loss (gain) on disposal of equipment, intangibles and other assets	0.7	(0.1)
Provision for credit losses	0.1	0.3
Provision for deferred income taxes	—	5.9
Amortization of debt issuance cost	0.3	0.5
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	32.4	(2.9)
(Increase) decrease in related party receivable	4.2	(0.5)
(Increase) decrease in inventories	(22.4)	(6.6)
(Increase) decrease in other current assets	9.4	5.5
(Increase) decrease in lease receivable, net	(0.3)	(0.6)
(Increase) decrease in deferred costs and other contract assets	(2.0)	0.7
(Increase) decrease in other non-current assets	(0.6)	4.4
Increase (decrease) in accounts payable	(31.7)	(6.1)
Increase (decrease) in accrued compensation	(29.9)	(17.0)
Increase (decrease) in accrued liabilities	11.1	(8.1)
Increase (decrease) in income tax payable	7.9	0.2
Increase (decrease) in deferred revenue and other contract-related liabilities	(3.4)	(1.9)
Increase (decrease) in other non-current liabilities	(2.3)	(0.7)
Net cash provided by (used in) operating activities from continuing operations	46.8	37.9
Net cash provided by (used in) operating activities from discontinued operations	(1.5)	(6.8)
Net cash provided by (used in) operating activities	45.3	31.1
Cash flows from investing activities:
Purchases of property and equipment	(4.3)	(2.6)
Proceeds from sale of property and equipment	—	19.6
Increase in intangible assets	(1.0)	(1.5)
Other strategic investing activities	1.1	—
Net cash provided by (used in) investing activities from continuing operations	(4.2)	15.5
Net cash provided by (used in) investing activities from discontinued operations	—	(4.8)
Net cash provided by (used in) investing activities	(4.2)	10.7
Cash flows from financing activities:
Borrowings under line of credit	15.0	—
Repayments on line of credit	(87.6)	(78.8)
Proceeds from issuance of common stock	10.0	43.1
Payroll tax withholdings on behalf of employees for vested equity awards	(7.6)	(11.3)
Net cash provided by (used in) financing activities from continuing operations	(70.2)	(47.0)
Net cash provided by (used in) financing activities from discontinued operations	—	(0.8)

Net cash provided by (used in) financing activities	(70.2)	(47.8)
Effect of foreign currency exchange rates on cash	0.4	1.1
Net increase in cash, cash equivalents and restricted cash	(28.7)	(4.9)
Cash, cash equivalents and restricted cash at beginning of period	153.3	181.4
Cash, cash equivalents and restricted cash at end of period	$124.6	$176.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of the Company
Masimo Corporation (the “Company”) is a global medical technology company that develops and produces a wide array of industry-leading monitoring technologies, including innovative measurements, sensors, and patient monitors. Powered by the Masimo Hospital Automation™ and Masimo SafetyNet® platforms, Masimo connectivity, automation, and telehealth and telemonitoring solutions are improving and automating care delivery both in the hospital and beyond. As of April 4, 2026, the Company operates one reportable segment: healthcare.
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
Merger Agreement
On February 16, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Danaher Corporation, a Delaware corporation (“Danaher”) and Mobius Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Danaher (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Danaher. As set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.001 per share, of the Company (other than any shares owned by Danaher, Merger Sub or the Company or any of their wholly owned subsidiaries or shares in respect of which appraisal has been duly demanded, and not effectively withdrawn or otherwise waived or lost, pursuant to Section 262 of the General Corporation Law of the State of Delaware) issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive $180.00 in cash, without interest. The Merger is expected to close in 2026, subject to customary closing conditions, including approval by our stockholders and the receipt of required regulatory approvals. On May 1, 2026, our stockholders adopted the Merger Agreement at a special meeting of stockholders.
If the Merger is completed, our common stock will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable following the effective time of the Merger.
In connection with the proposed Merger, the Company incurred approximately $17.9 million in selling, general and administrative expenses during the first quarter of fiscal 2026, and we expect to incur additional financial advisory, legal, accounting, and other professional fees in connection with the Merger.
Additional information about the Merger Agreement and the Merger is set forth in the Company’s definitive proxy statement on Schedule 14A was filed with the SEC on April 1, 2026.
The terms “the Company” and “Masimo” refer to Masimo Corporation and, where applicable, its consolidated subsidiaries.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

(GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of January 3, 2026 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026 (fiscal year 2025), filed with the SEC on February 27, 2026. The results for the three months ended April 4, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending January 2, 2027 (fiscal year 2026) or for any other interim period or for any future year.
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 weeks while a 53 week fiscal year includes three 13 week fiscal quarters and one 14 week fiscal quarter. The Company’s last 53 week fiscal year was fiscal year 2025. Fiscal year 2026 is a 52 week fiscal year ending January 2, 2027. All references to years in these notes to condensed consolidated financial statements are fiscal years unless otherwise noted.
Reclassifications
Certain amounts for the current and comparative periods in the accompanying condensed consolidated financial statements have been reclassified or recast to conform to the discontinued operations presentation, including certain balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows in the consolidated financial statements for the year ended January 3, 2026, see Note 18, “Discontinued Operations”.
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

Table of Content
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
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at April 4, 2026:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$124.6	$124.6	$—	$—
Pension assets	30.5	27.1	3.4	—
Derivative instruments - cash flow hedges(1)	0.9	0.9	—	—
Total assets	$156.0	$152.6	$3.4	$—

Liabilities
Derivative instruments - cash flow hedges	$0.1	$0.1	$—	$—
Pension benefit obligation	24.8	24.8	—	—
Total liabilities	$24.9	$24.9	$—	$—

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at January 3, 2026:

	Total Carrying Value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$55.5	$55.5	$—	$—
Money market funds	96.8	96.8	—	—
Pension assets	24.8	22.0	2.8	—
Derivative instruments - cash flow hedges(1)	1.0	1.0	—	—
Total assets	$178.1	$175.3	$2.8	$—

Liabilities
Derivative instruments - cash flow hedges	$1.4	$1.4	$—	$—
Pension benefit obligation	30.3	30.3	—	—
Total liabilities	$31.7	$31.7	$—	$—
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
Furthermore, the Company did not elect to apply the fair value option to specific assets or liabilities on a contract-by-contract basis. The Company did not have any transfers between Level 2 and Level 3 during the three months ended April 4, 2026.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist of trade receivables recorded at the time of invoicing of product sales, reduced by reserves for estimated bad debts and returns. Trade accounts receivable, net of allowance for credit losses as of April 4, 2026, January 3, 2026, and December 28, 2024 were $238.7 million, $275.8 million, and $283.2 million, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on an evaluation of the customer’s financial condition. Collateral is generally not required. The Company records an allowance for credit losses that it does not expect to collect based on relevant information, including historical experience, current conditions, and reasonable and

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

supportable forecasts. Accounts are charged off against the allowance when the Company believes they are uncollectible. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Based on the risk characteristics, the Company has identified U.S. and international customers as separate portfolios, and measures expected credit losses on such receivables using an aging methodology.
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

Table of Content
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
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment, the Company has the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As of April 4, 2026, the Company has one reporting unit, healthcare. The Company’s qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and Company-specific factors, including: (i) severe adverse industry or economic trends; (ii) significant Company-specific actions; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, or if the Company elects to bypass the qualitative analysis, then the Company performs a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of such reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to such reporting unit. The annual impairment test is performed during the fourth fiscal quarter.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

Table of Content
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
Changes in the product warranty accrual were as follows:

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Product warranty accrual, beginning of period	$6.1	$2.9
Accrual for warranties issued	0.8	1.0
Changes in pre-existing warranties (including changes in estimates)	0.3	(0.3)
Settlements made	(0.5)	(0.8)
Product warranty accrual, end of period	$6.7	$2.8
Advertising Costs
Advertising costs include certain advertising and marketing fees, which are expensed as incurred. Advertising costs are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. Advertising costs for the three months ended April 4, 2026 and March 29, 2025 were $2.5 million and $2.3 million, respectively.

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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Net Income (Loss) Per Share
A computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended
(in millions, except per share amounts)	April 4, 2026	March 29, 2025
Net income from continuing operations, net of tax	$56.3	$47.2
Net income (loss) from discontinued operations, net of tax - (Note 18)	0.8	(217.9)
Net income (loss)	$57.1	$(170.7)
Basic net income (loss) per share:
Weighted-average shares outstanding - basic	52.2	54.0

Continuing operations per basic share	$1.08	$0.87
Discontinued operations per basic share	0.02	(4.04)
Basic income (loss) per share	$1.10	$(3.17)

Diluted net income (loss) per share:
Weighted-average shares outstanding - basic	52.2	54.0
Diluted share equivalents: stock options, RSUs and PSUs	0.4	0.8
Weighted-average shares outstanding - diluted	52.6	54.8

Continuing operations per diluted share	$1.07	$0.86
Discontinued operations per diluted share	0.02	(3.98)
Net income (loss) per diluted share	$1.09	$(3.12)
Basic net income (loss) per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income (loss) per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For the three months ended April 4, 2026 and March 29, 2025, weighted options to purchase 0.5 million and 0.6 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs were considered contingently issuable shares as their vesting was contingent upon the occurrence of certain future events. Since such events have not occurred and were not considered probable of occurring as of each of April 4, 2026 and March 29, 2025, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares.
On October 24, 2024, following an external legal review, the Board adopted resolutions to terminate the employment of Mr. Joe Kiani, our former Chairman and Chief Executive Officer, effective October 24, 2024. In connection with the Board’s determination, the 2.7 million RSU grant to Mr. Kiani was cancelled. For additional information with respect to these RSUs, see “Employment and Severance Agreements” in Note 24, “Commitments and Contingencies”.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Cash paid during the year for:
Interest expense:
Continuing operations	$5.2	$11.5
Discontinued operations	—	0.5
Income taxes:
Continuing operations	$4.7	$2.1
Discontinued operations	—	3.4
Operating lease liabilities:
Continuing operations	$2.2	$2.7
Discontinued operations	—	3.4

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities:
Continuing operations	$0.9	$(0.4)

Non-cash investing activities - continuing operations:
Unpaid purchases of property and equipment	$2.1	$1.2
Unpaid strategic investments	—	0.1

Non-cash financing activities - continuing operations:
Unsettled common stock proceeds from option exercises	$—	$0.7

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents:
Continuing operations	$124.6	$130.8
Discontinued operations	—	41.2
Restricted cash:
Continuing operations	$—	$2.7
Discontinued operations	—	1.8
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$124.6	$176.5

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Recently Adopted Accounting Pronouncements
There have been no material changes to the accounting policies discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026, filed with the SEC on February 27, 2026.
Recently Announced Accounting Pronouncements
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company adopted this amended standard in the first quarter of 2026 and such adoption did not have a material impact on its consolidated financial statements or results of operations.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company is a party to the following agreement with Willow:
•Cross-Licensing Agreement - The Company and Willow are parties to a cross-licensing agreement (Cross-Licensing Agreement), which purports to govern each party’s rights to certain intellectual property held by the two companies. The Cross-Licensing Agreement, by its term, purports to obligate the Company to pay certain annual minimum aggregate royalties for use of the rainbow® licensed technology. Prior to a change in control, which is defined in the Willow Cross-Licensing Agreement to include, among other things, when Mr. Kiani is not the CEO of either company, the Company’s purported annual minimum royalty obligation was $5.0 million. On October 24, 2024, Mr. Kiani’s employment as the Company’s CEO was terminated. Following Mr. Kiani’s termination, the Company paid Willow (i) a $2.5 million license fee for technology for use in blood glucose monitoring; and (ii) minimum aggregate annual royalties for carbon monoxide, methemoglobin fractional arterial oxygen saturation, hemoglobin and/or glucose measurements in the amount of $15.0 million, plus $2.0 million for an additional parameter. See Note 9, “Intangible Assets, Net”, for further details. As described in Note 24, “Commitments and Contingencies - Litigation”, the Company is in a dispute with Willow regarding the Cross-Licensing Agreement and payments under the Cross-Licensing Agreement. The change in control does not otherwise impact the scope or duration of the license rights.
Aggregate recorded royalty expenses to Willow by the Company under the Cross-Licensing Agreement were $5.8 million and $5.7 million for the three months ended April 4, 2026 and March 29, 2025, respectively.
During the first quarter 2025, pursuant to the terms of the Cross-Licensing Agreement, Willow elected to invoice the Company for the remaining year’s minimum royalty of approximately $12.8 million, which has been paid to Willow in the second quarter 2025 and fully amortized as of January 3, 2026. During the fourth quarter 2025, Willow elected to invoice the Company approximately $27.0 million, consisting of Willow’s calculation of the 2026 minimum royalty and other amounts Willow claims are due. Following a legal review, the amount due was determined to be approximately $17.0 million, which the Company believes represents the actual amount due under the terms of the Cross-Licensing Agreement. This amount was recorded as a liability and remained unpaid as of January 3, 2026, and was subsequently paid on January 30, 2026. As of April 4, 2026, the unamortized asset balance was $12.8 million.
Net amount accrued and unpaid to Willow was approximately $8.1 million and $6.4 million as of April 4, 2026 and January 3, 2026, respectively. See Note 24, “Commitments and Contingencies”, under the heading of “Willow Cross-Licensing Agreement Provisions” for further details.
On June 26, 2023, at the Company’s 2023 Annual Meeting of Stockholders, its stockholders voted to elect two directors nominated by Politan Capital Management LP and certain of its affiliates (Politan) to the Company’s Board of Directors (Board). On September 19, 2024, at the Company’s 2024 Annual Meeting of Stockholders, two additional directors nominated by Politan were elected to the Board. As of February 17, 2026, the date of the last reported Schedule 13-D/A filed with the U.S. Securities and Exchange Commission (SEC) by Politan, Politan beneficially owned approximately 6.2% of the outstanding shares of the Company. The Vice Chairman of the Company’s board of directors, Quentin Koffey, also serves as Chief Investment Officer of Politan. For each of the three months ended April 4, 2026 and March 29, 2025, the Company paid less than $0.1 million to Politan.
On September 24, 2024, Michelle Brennan, a member of the Board, was appointed to the role of interim CEO of the Company. On February 12, 2025, Ms. Brennan’s role as interim CEO ceased, and she was appointed Chairman of the Board. Ms. Brennan also sits on the board of directors of Cardinal Health, Inc. (Cardinal). For each of the three months ended April 4, 2026 and March 29, 2025, sales to Cardinal were approximately $28.5 million and $31.8 million, respectively.
As of April 4, 2026 and January 3, 2026, amounts owed from Cardinal were approximately $10.7 million and $14.9 million, respectively.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

4. Inventories
Inventories consist of the following:

(in millions)	April 4, 2026	January 3, 2026
Raw materials	$178.5	$152.8
Work-in-process	21.8	21.8
Finished goods	199.7	205.7
Total inventories	$400.0	$380.3
5. Other Current Assets
Other current assets consist of the following:

(in millions)	April 4, 2026	January 3, 2026
Prepaid expenses	$24.4	$24.1
Lease receivable, current	22.7	22.8
Indirect taxes receivable	19.7	20.9
Prepaid rebates and royalties, current(1)	17.7	21.8
Prepaid income taxes	11.2	16.1
Contract assets, current	7.8	8.0
Other current assets	3.7	2.9
Total other current assets	$107.2	$116.6
______________
(1)     Prepaid rebates and royalties, current includes $12.8 million of royalty related to Willow. See Note 3, “Related Party Transactions” for further details.
6. Lease Receivable
For deferred equipment agreements that contain embedded operating leases, upon lease commencement, the Company defers and records the equipment cost of operating lease assets within property, plant and equipment, net of accumulated depreciation. These operating lease assets are subsequently amortized to cost of goods sold over the lease term on a straight-line basis.
For deferred equipment agreements that contain embedded sales-type leases, the Company recognizes lease revenue and costs, as well as a lease receivable, at the time the lease commences. Lease revenue related to both operating-type and sales-type leases are included within revenue in the accompanying condensed consolidated statements of operations. For the three months ended April 4, 2026 and March 29, 2025, lease revenue was approximately $18.0 million and $12.0 million, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Lease receivable from sales-type leases consists of the following:

(in millions)	April 4, 2026	January 3, 2026
Lease receivable	$66.2	$66.1
Allowance for credit loss	(0.2)	(0.2)
Lease receivable, net	66.0	65.9
Less: current portion of lease receivable	(22.7)	(22.8)
Lease receivable, non-current	$43.3	$43.1

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of April 4, 2026, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal year	Sales-Type Leases	Operating Leases
2026 (balance of year)	$17.8	$17.5
2027	19.0	21.8
2028	13.0	17.5
2029	8.7	13.8
2030	4.9	8.4
Thereafter	2.6	12.4
Total	$66.0	$91.4
Less: imputed interest(1)	—
Present value of total lease payments	$66.0
______________
(1)     The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	April 4, 2026	January 3, 2026
Deferred commissions	$26.1	$26.2
Unbilled contract receivables	23.9	21.3
Prepaid contract allowances	13.9	14.3
Deferred equipment agreements, net	0.8	0.8
Deferred costs and other contract assets	$64.7	$62.6
For the three months ended April 4, 2026 and March 29, 2025, deferred commission amortization expense was $2.2 million and $2.1 million, respectively.
For the year ended December 28, 2024, total deferred costs and other contracts were $61.0 million.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Property and Equipment, net
Property and equipment, net, consists of the following:

(in millions)	April 4, 2026	January 3, 2026
Operating lease assets	$214.7	$204.1
Machinery, equipment, tooling and other	152.1	150.6
Building and building improvements	151.8	151.8
Land	47.7	47.7
Computer equipment and software	41.6	41.3
Leasehold improvements	34.6	34.3
Furniture and office equipment	16.2	16.5
Demonstration units	0.5	0.5
Construction-in-progress (CIP)	26.7	24.5
Total property and equipment	685.9	671.3
Accumulated depreciation	(330.3)	(316.2)
Property and equipment, net	$355.6	$355.1
For the three months ended April 4, 2026 and March 29, 2025, depreciation expense of property and equipment was $6.2 million and $6.5 million, respectively.
For the three months ended April 4, 2026 and March 29, 2025, equipment leased to customers which was amortized to cost of goods sold was $8.5 million and $6.7 million, respectively.
As of April 4, 2026 and January 3, 2026, accumulated amortization of equipment leased to customers was $83.6 million and $74.1 million, respectively.
The balance in CIP at April 4, 2026 and January 3, 2026, related primarily to the capitalized implementation costs related to a new enterprise resource planning software system costs, machinery, equipment, and the underlying assets for which have not been completed or placed into service.
9. Intangible Assets, net
Intangible assets, net, consist of the following:

	April 4, 2026			January 3, 2026
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$47.2	$(20.4)	$26.8	$46.6	$(19.8)	$26.8
Customer relationships	24.6	(14.9)	9.7	24.6	(14.7)	9.9
Acquired technologies	28.5	(21.0)	7.5	28.6	(20.7)	7.9
Trademarks	13.9	(9.3)	4.6	14.0	(9.2)	4.8
Licenses	2.3	(1.8)	0.5	2.3	(1.6)	0.7
Licenses-related party	7.5	(7.4)	0.1	7.5	(7.4)	0.1
Other	6.6	(4.8)	1.8	6.6	(4.7)	1.9
Total intangible assets subject to amortization, net	$130.6	$(79.6)	$51.0	$130.2	$(78.1)	$52.1

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Finite lived intangible assets have a weighted-average amortization period ranging from eleven years to fourteen years. Total amortization expense for the three months ended April 4, 2026 and March 29, 2025 was $1.9 million and $2.1 million, respectively.
Total renewal costs capitalized for patents and trademarks for the three months ended April 4, 2026 and March 29, 2025 were $0.3 million and $0.2 million, respectively. As of April 4, 2026, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal year	Amount (in millions)
2026 (balance of year)	$5.2
2027	6.1
2028	5.4
2029	4.9
2030	4.4
Thereafter	25.0
Total	$51.0
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
10. Goodwill
Changes in goodwill were as follows:

(in millions)	April 4, 2026
Goodwill, beginning of period	$101.0
Foreign currency translation adjustment	(0.1)
Goodwill, end of period	$100.9
11. Lessee ROU Assets and Lease Liabilities
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through December 2035. In addition, the Company leases equipment in the U.S. and Europe pursuant to leases that are classified as operating leases and expire at various dates through December 2029. The majority of these leases are non-cancellable and generally do not contain any material restrictive covenants, material residual value guarantees, or other material guarantees. The Company recognizes lease costs under these agreements using a straight-line method based on total lease payments. Certain facility leases contain predetermined price escalations and in some cases renewal options, the longest of which is for five years.
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of April 4, 2026, the weighted-average discount rate used by the Company for all operating leases was approximately 3.4%.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance sheet classification	April 4, 2026	January 3, 2026
Lessee ROU assets	Other non-current assets	$31.6	$32.6

Lessee current lease liabilities	Other current liabilities	8.2	8.1
Lessee non-current lease liabilities	Other non-current liabilities	25.7	26.9
Total operating lease liabilities		$33.9	$35.0
As of April 4, 2026 and January 3, 2026, accumulated amortization for lessee ROU assets was $28.8 million and $27.8 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 5.4 years as of April 4, 2026.
As of April 4, 2026, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal year	Amount (in millions)
2026 (balance of year)	$7.0
2027	8.2
2028	7.0
2029	4.9
2030	2.7
Thereafter(1)	7.3
Total	37.1
Imputed interest	(3.2)
Present value	$33.9
______________
(1)     Includes optional renewal period for certain leases.
During the three months ended April 4, 2026 and March 29, 2025, operating lease costs were approximately $2.1 million and $1.6 million, respectively.
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	April 4, 2026	January 3, 2026
Lessee ROU assets, net	$31.6	$32.6
Prepaid deposits and other	5.3	5.2
Strategic investments	4.8	5.9
Derivative assets - non-current(1)	0.9	1.0
Total non-current assets	$42.6	$44.7
______________
(1)    Excludes accrued interest.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities, current consist of the following:

(in millions)	April 4, 2026	January 3, 2026
Deferred revenue	$59.6	$61.5
Accrued rebates and allowances	25.2	26.0
Accrued customer reimbursements	7.9	8.7
Total deferred revenue and other contract liabilities	92.7	96.2
Less: Non-current portion of deferred revenue	(22.5)	(23.0)
Deferred revenue and other contract liabilities, current	$70.2	$73.2
For the year ended December 28, 2024, total deferred revenue and other current contract liabilities were $76.9 million.
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize revenue. Generally, the Company records deferred revenue when revenue is to be recognized subsequent to invoicing.
Deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements, and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, due to factors such as healthcare facility spending trends, hospital inpatient census and seasonality. As of April 4, 2026, the Company had approximately $1,951.7 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $544.5 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
Changes in deferred revenue for the three months ended April 4, 2026 and March 29, 2025, were as follows:

(in millions)	Three Months Ended April 4, 2026	Three Months Ended March 29, 2025
Deferred revenue, beginning of the period	$61.5	$61.9
Revenue deferred during the period	7.5	19.6
Recognition of revenue deferred in prior periods	(9.4)	(17.4)
Deferred revenue, end of the period	$59.6	$64.1

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	April 4, 2026	January 3, 2026
Accrued legal fees	$25.1	$14.5
Income tax payable	24.5	16.7
Accrued indirect taxes payable	21.0	22.7
Accrued expenses	10.0	9.1
Lessee lease liabilities, current	8.2	8.1
Related party payables	8.1	23.5
Accrued warranty	6.7	6.1
Long-term debt, current	6.3	6.3
Other current liabilities	2.5	2.2
Total other current liabilities	$112.4	$109.2
15. Debt

(in millions)	April 4, 2026	January 3, 2026
Term loan - current portion	$6.3	$6.3
Debt, current portion	6.3	6.3

Revolver - long-term	209.0	280.0
Term loan - long-term	236.7	238.0
Debt, long-term	445.7	518.0
Total debt	$452.0	$524.3
Credit Facility
On December 1, 2025, the Company entered into a five-year unsecured credit agreement (the “Credit Facility”) with financial institutions as initial lenders; Bank of America, N.A. as Administrative Agent; BofA Securities, Inc., JPMorgan Chase Bank, N.A., Citibank, N.A., U.S. Bank National Association, and PNC Capital Markets LLC as joint lead arrangers and joint bookrunners; BofA Securities, Inc., JPMorgan Chase Bank, N.A., Citibank, N.A., U.S. Bank National Association, and PNC Bank National Association as co-syndication agents; and BMO Bank N.A., DNB Bank ASA, New York Branch, and KeyBank National Association as co-documentation agents.
The Credit Facility consists of a $250.0 million term loan (the “Term Loan”) and a $750.0 million revolving credit facility (the “Revolver”), with an accordion feature allowing up to $400.0 million (plus unlimited amounts if certain incurrence tests are met) in additional commitments , subject to certain conditions. The Credit Facility includes a $50.0 million letter of credit sublimit, and matures on December 1, 2030.
The Company recorded debt issuance costs of $4.6 million as a reduction to the carrying amount of the Credit Facility and amortized them to interest expense using the straight-line amortization method.
Borrowings bear interest, at the Company’s election, at either: (a) an Alternate Base Rate (“ABR”), plus a spread of 0.000% to 0.750%, or (b) Term SOFR plus a spread of 1.000% to 1.750%, based on the Company’s net leverage ratio as set forth in the Credit Facility. ABR is, for any day, a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 1/2 of 1%, (b) Bank of America’s “prime rate”, (c) Term SOFR plus 1.000%, or (d) a floor of 0.000%. Term SOFR equals the Term SOFR Screen Rate (as defined in the Credit Facility) for the applicable interest period, with a 0.000% floor. As of April 4, 2026, the effective interest rate on the Credit Facility was 4.68%.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company pays an unused fee ranging from 0.150% to 0.275% per annum on the unutilized Revolver balance, based on the Company’s net leverage ratio under the 2025 Credit Facility.
The Credit Facility contains customary covenants, including financial covenants for net leverage and interest coverage ratios, negative covenants, affirmative covenants, representations and warranties, and events of default. In the event of default, the Administrative Agent may, and at the request of required lenders shall, take either or both of the following actions: (a) immediately terminate the commitments, or (b) declare the outstanding loans immediately due and payable in full.
The Company was in compliance with all covenants related to the Credit Facility as of April 4, 2026.
As of April 4, 2026, the available borrowing capacity was $539.6 million (net of approximately $1.4 million in outstanding letters of credit) under the Credit Facility.
For the three months ended April 4, 2026 and March 29, 2025, the Company incurred total interest expense of $6.1 million and $8.8 million under the prior and current Credit Facilities, respectively.
As of April 4, 2026, the aggregate maturities of principal on the Credit Facility for each of the next five years and thereafter are as follows:

Fiscal year	Amount (in millions)
2026 (balance of year)	$4.7
2027	6.3
2028	6.3
2029	6.3
2030	428.4
Thereafter	—
Total	$452.0
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	April 4, 2026	January 3, 2026
Unrecognized tax benefits	$28.2	$26.2
Lessee non-current lease liabilities	25.7	26.9
Deferred revenue, non-current	22.5	23.0
Projected benefit obligation	5.7	5.5
Income tax payable, non-current	—	4.7
Other	0.2	1.5
Total other non-current liabilities	$82.3	$87.8
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

17. Derivative Instruments and Hedging Activities
Derivative Instruments - Cash Flow Hedges
The Company’s cash flow hedges are designed to mitigate the risk of exposure to variability in expected future cash flows of recognized assets, liabilities or any unrecognized forecasted transactions. The Company entered into various interest rate swaps that are designated as cash flow hedges on the Company’s outstanding debt. The interest rate swaps reduce the variability of cash flow payments for the Company by converting a portion of its variable interest rate to an average fixed interest rate of 3.63% as of April 4, 2026. All hedging relationships were highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged. The Company used a regression analysis at hedge inception to assess the effectiveness of cash flow hedge and periodically thereafter.
The Company records gains and losses from the changes in the fair value of these instruments as a component of other comprehensive income (loss). Deferred gains or losses from these designated cash flow hedges are reclassified into earnings in the period that the hedged items affect earnings. The Company does not offset fair value amounts recognized for derivative instruments in its condensed consolidated balance sheets for presentation purposes. The following table summarizes the fair value of the hedging instruments, presented on a gross basis, as of April 4, 2026 and January 3, 2026.

		Condensed Consolidated Balance Sheets
(in millions)	Balance sheet classification	April 4, 2026	January 3, 2026
Interest rate contracts, inclusive of accrued interest	Other non-current assets	$0.9	$1.0
Interest rate contracts, inclusive of accrued interest	Other non-current liabilities	(0.1)	(1.4)
Total		$0.8	$(0.4)
The following table summarizes the gains reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations for the three months ended April 4, 2026 and March 29, 2025, respectively.

Cash flow hedges		Condensed Consolidated Statement of Operations
		Three Months Ended
(in millions)	Location of gains	April 4, 2026	March 29, 2025
Interest rate contracts	Non-operating gains	$0.3	$1.6
Total		$0.3	$1.6
The following tables summarize the changes in accumulated other comprehensive income (loss) related to the hedging instruments for the three months ended April 4, 2026 and March 29, 2025, respectively.

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Beginning balance	$(0.3)	$6.0
Amount recognized in other comprehensive (loss) income	1.8	(1.9)
Amount reclassified into earnings	(0.3)	(1.6)
Ending balance	$1.2	$2.5

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For each of the three months ended April 4, 2026 and March 29, 2025, the unrealized gain (loss), net of tax was $1.2 million and $(2.7) million, respectively.
For each of the three months ended April 4, 2026 and March 29, 2025, the tax provision (benefit) related to the cash flow hedges was $0.3 million and $(0.8) million, respectively.
The Company expects to reclassify a net amount of gains of $0.4 million from accumulated other comprehensive income (loss) to non-operating (loss) within the next 12 months.
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
In the first quarter of 2026, the Company completed the sale of its remaining non-healthcare operations, which were not part of Sound United, and recognized a gain of $0.9 million, of which $0.6 million was related to the release of foreign currency translation gains from Accumulated Other Comprehensive Loss.
Interest expense from specifically identifiable debt associated with the non-healthcare business has been included in discontinued operations. No interest expense from the healthcare business was allocated to discontinued operations. As a result of the separation of the non-healthcare business, the Company incurred zero and $0.5 million in direct costs during each of the three months ended April 4, 2026 and March 29, 2025, respectively, which are reflected in earnings from discontinued operations, net of income taxes in the accompanying condensed consolidated statements of operations. These costs primarily relate to professional fees incurred in connection with the separation.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The key components of income from the non-healthcare business discontinued operations were as follows:

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Revenues	$0.1	$146.7
Cost of sales	—	99.1
Intangible assets impairment charges	—	44.0
Gross profit	0.1	3.6
Selling, general and administrative expenses	—	40.1
Research and development expenses	0.2	9.3
Intangible assets impairment charges	—	251.0
Operating (loss)	(0.1)	(296.8)
Gain on disposition	0.3	—
Reclass of unrealized foreign currency translation gain upon disposition of discontinued operations	0.6	—
Other non-operating income (loss)	—	(4.2)
Income (loss) from discontinued operations, before income taxes	0.8	(301.0)
Provision (benefit) for income taxes	—	(83.1)
Income (loss) from discontinued operations, net of income taxes	$0.8	$(217.9)
Assets and liabilities of the discontinued operations of the non-healthcare business classified as held-for-sale in the condensed consolidated balance sheet as of January 3, 2026 consist of the following, which were disposed of as of April 4, 2026:

(in millions)	January 3, 2026
Cash and cash equivalents	$1.0
Total current assets, held-for-sale	1.0
Other non-current assets	0.1
Total non-current assets, held-for-sale	0.1
Total assets held-for-sale - discontinued operations	$1.1
Accounts payable	$0.5
Accrued compensation	0.9
Other current liabilities	1.1
Total current liabilities, held-for-sale	2.5
Other non-current liabilities	0.1
Total non-current liabilities, held-for-sale	0.1
Total liabilities held-for-sale - discontinued operations	$2.6
19. Equity
Stock Repurchase Program
In June 2022, the Board approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and Chief Financial Officer (CFO) through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. No shares were repurchased pursuant to the 2022 Repurchase Program during the three months ended April 4, 2026. As of April 4, 2026, approximately 2.5 million shares remained available for repurchase pursuant to the 2022 Repurchase Program.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
Total stock-based compensation expense for the three months ended April 4, 2026 and March 29, 2025 was $8.9 million and $9.1 million, respectively. The stock-based compensation expense amounts for each of the three months ended April 4, 2026 and March 29, 2025 reflect adjustments for the expected life-to-date achievement of certain PSUs. The Company reassesses the expected achievement of such PSU awards based upon the achievement of certain pre-established multi-year performance criteria approved by the Board at the date of grant.
As of April 4, 2026, an aggregate of 4.9 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.5 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Three Months Ended April 4, 2026
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period(1)	0.7	$117.87
Granted	—	—
Canceled	—	208.66
Exercised	(0.2)	66.48
Options outstanding, end of period	0.5	$132.81
Options exercisable, end of period	0.5	$130.22
______________
(1)    The Company recorded zero and $0.1 million of stock option expense for discontinued operations for each of the three months ended April 4, 2026 and March 29, 2025.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Total stock option expense for the three months ended April 4, 2026 and March 29, 2025 was $0.3 million and $0.3 million, respectively. As of April 4, 2026, the Company had $3.0 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 3.4 years.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Three Months Ended April 4, 2026
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period(1)	0.6	$145.70
Granted	0.3	173.87
Canceled	—	138.68
Vested	(0.1)	169.35
RSUs outstanding, end of period	0.8	$153.83
___________________________
(1)    The Company recorded $(0.1) million and $1.1 million of RSU related (benefit) expense for discontinued operations for each of the three months ended April 4, 2026 and March 29, 2025.
Total RSU expense for the three months ended April 4, 2026 and March 29, 2025 was $7.1 million and $9.2 million, respectively. As of April 4, 2026, the Company had $111.2 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.4 years.
As previously mentioned in Note 2, “Summary of Significant Accounting Policies” under the heading “Net Income Per Share”, 2.7 million shares related to certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain events. As of April 4, 2026, such events were deemed to have not occurred. See Note 24, “Commitments and Contingencies” for additional details.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Three Months Ended April 4, 2026
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period(1)	0.1	$180.65
Granted(2)	—	137.91
Canceled	—	185.15
Vested	—	293.65
PSUs outstanding, end of period	0.1	$172.11
______________
(1)    The Company recorded zero and $0.3 million of PSU expense for discontinued operations for each of the three months ended April 4, 2026 and March 29, 2025.
(2)    On February 26, 2026, the Audit Committee approved the weighted payout percentage of 18% for the 2023 PSU awards (three-year performance period), which were based upon the actual fiscal 2025 performance against pre-established performance objectives. Included in the granted amount are those additional PSUs earned based on actual performance achieved. These PSUs were originally awarded at target.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
During the three months ended April 4, 2026, the Company awarded 14,502 PSUs that will vest two years from the award date, based solely on the achievement of certain pre-established performance criteria approved by the Board. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes is recorded in the period in which the changes occur. If earned, the PSUs granted will vest upon achievement of the performance criteria in the year following the evaluation and confirmation of the performance achievement criteria. The number of shares that may be earned can range from 0% to 100% of the target amount. The fair value of performance-based PSUs is determined using the closing price of the Company’s common stock on the grant date. Based on management’s estimate of the number of units expected to vest, total PSU expense (benefit) for the three months ended April 4, 2026 and March 29, 2025 was $1.5 million and $(0.4) million, respectively. The PSU expense amounts for the three months ended April 4, 2026 relate to adjustments for the expected life-to-date performance of the PSU. As of April 4, 2026, the Company had $12.6 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.7 years.
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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended
	April 4, 2026(1)	March 29, 2025
Risk-free interest rate	—%	4.1%
Expected term (in years)	0.0	5.8
Estimated volatility	—%	41.0% to 41.1%
Expected dividends	—%	—%
Weighted-average fair value of options granted	$—	$75.13
______________
(1)    The Company granted no stock options in the three months ended April 4, 2026.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of April 4, 2026 was $25.6 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of April 4, 2026 was $24.7 million.
21. Employee Benefits
Defined Contribution Plan
In the U.S. the Company sponsors one qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements.
The MRSP matches 100% of a participant’s salary deferral, up to 3% of each participant’s compensation for the pay period, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $1.1 million and $1.0 million to the MRSP for each of the three months ended April 4, 2026 and March 29, 2025, respectively, all in the form of matching contributions.
In addition, some of the Company’s international subsidiaries also have defined contribution plans to which both the employee and employers are eligible to make contributions. The Company contributed $0.6 million these plans for each of the three months ended April 4, 2026 and March 29, 2025.

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
The Company’s net periodic defined benefit costs for each of the three months ended April 4, 2026, and March 29, 2025 were immaterial.
22. Non-operating Loss
Non-operating loss consists of the following:

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Interest income	$0.9	$1.4
Realized and unrealized foreign currency losses	(0.9)	(2.2)
Interest expense	(6.1)	(8.8)
Total non-operating loss	$(6.1)	$(9.6)
23. Income Taxes
The Company has provided for income taxes in fiscal year 2026 and 2025 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended April 4, 2026 and March 29, 2025, the Company recorded discrete tax benefits of approximately $1.8 million and $2.9 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of April 4, 2026, the liability for income taxes associated with uncertain tax positions was approximately $38.0 million. If fully recognized, approximately $34.9 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not expect the OBBBA to have a material impact on the consolidated financial statements for the year ending January 2, 2027 and will continue to monitor its impacts.

Table of Content
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
As of April 4, 2026, all of the Company’s executive officers were participants of either the 2007 Severance Protection plan or the Executive Severance Plan. The participation agreements are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, which became effective on July 19, 2007 and which was amended effective December 31, 2008 or the Executive Severance Protection Plan, which became effective on February 13, 2026.
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
Willow Cross-Licensing Agreement Provisions
The Company’s Cross-Licensing Agreement with Willow purport to require the Company to pay annual minimum aggregate royalties for the use of the rainbow® licensed technology, which is a perpetual global license. On October 24, 2024, Mr. Kiani’s employment as the Company’s CEO was terminated. Following Mr. Kiani’s termination, the Company paid Willow (i) a $2.5 million license fee for technology for use in blood glucose monitoring; and (ii) minimum aggregate annual royalties for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and/or glucose measurements in the amount of $15.0 million, plus $2.0 million for an additional parameter. As described in Note 24, “Commitments and Contingencies - Litigation”, the Company is in a dispute with Willow regarding the Cross-Licensing Agreement and Payments under the Cross-Licensing Agreement. No additional accruals or payments were made in connection with the termination of Mr. Kiani’s employment under the Willow Cross-Licensing Agreement.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $245.1 million of purchase commitments as of April 4, 2026 that are expected to be purchased within one year, and certain circumstances beyond one year for critical inventory and raw materials. In general, these purchase commitments have been made for inventory related items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better longer term pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of April 4, 2026, the Company had approximately $3.6 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of April 4, 2026, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Fee Agreement
On January 1, 2024, the Company entered into a one year alternative fee agreement (Fee Agreement) with respect to certain on-going legal fees and costs charged by a vendor. The Fee Agreement imposed certain limits on a quarterly and annual basis for actual legal fees incurred by the vendor that are payable based on work performed related to litigation matters against Apple (see the heading “Litigation” under Note 24, “Commitments and Contingencies” for further details regarding the Apple matters). The Fee Agreement provided that if the vendor was successful in obtaining a favorable judgment for the Company on any claim or counterclaim after exhaustion or dismissal of any appeals, or upon settlement resulting in monetary consideration to the Company, the vendor would be paid a success fee equal to three times the amount of the excess fees and costs incurred over the annual limit. On June 12, 2025, the Company and the vendor agreed to terminate the Fee Agreement. The Company paid the vendor approximately $2.8 million related to this termination. As of April 4, 2026, no amounts were outstanding in connection with this Fee Agreement.
The Company has entered into certain contingent or discretionary fee agreements with various service providers, advisors and consultants that will be payable in connection with the transactions contemplated by the Merger Agreement. Amounts due will be recognized when probable and reasonably estimable.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of April 4, 2026, the Company had $124.6 million of bank balances, of which $4.6 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its healthcare products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential healthcare customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended April 4, 2026 and March 29, 2025, revenue from the sale of the Company’s healthcare products to customers that are members of U.S. GPOs approximated 54.4% and 58.7% of healthcare revenue, respectively.
For the three months ended April 4, 2026 and March 29, 2025, the Company had sales through one just-in-time healthcare distributor that represented 20.0% and 18.9% of healthcare revenue, respectively.
As of April 4, 2026, one healthcare customer represented 22.3% of the Company’s healthcare accounts receivable balance. The receivable balance related to such healthcare customer is fully secured by a letter of credit. As of January 3, 2026, two healthcare customers represented 26.5% and 10.1%, respectively, of the Company’s healthcare accounts receivable balance.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Litigation
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the United States District Court for the Central District of California for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Apple filed petitions for Inter Partes review (IPR) of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO instituted IPR of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the IPR proceedings. In the IPR proceedings, one or more of the challenged claims of three of the asserted patents were found valid. The challenged claims of nine of the asserted patents were found invalid. On appeal, the U.S. Court of Appeals for the Federal Circuit affirmed all the IPR decisions except it reversed a finding of invalidity for certain dependent claims of one Masimo patent. From April 4, 2023 through May 1, 2023, the District Court held a jury trial on the trade secret, ownership, and inventorship claims. The District Court granted Apple’s motion for judgment as a matter of law on certain trade secrets and denied the remainder of Apple’s motion. On May 1, 2023, the District Court declared a mistrial because the jury was unable to reach a unanimous verdict. The District Court conducted a bench trial on the trade secret, ownership, and inventorship claims which commenced on November 5, 2024. In December 2025, the Court issued the public version of its Findings of Fact and Conclusions of Law following that bench trial. The Court found Masimo proved misappropriation of trade secrets for some alleged trade secrets but had not established its claims for patent ownership and inventorship. The Court entered a declaratory judgment that Apple misappropriated two trade secrets but did not grant an injunction. The District Court held a jury trial on the patent infringement claims in November of 2025 and the jury returned a verdict of $634 million. The parties have completed briefing and the hearing on Apple’s post-trial motions regarding the jury verdict and the Court took the matter under submission.
On June 30, 2021, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Apple for infringement of a number of other patents. The Company filed an amended complaint on July 12, 2021. On August 13, 2021, the ITC issued a Notice of Institution of Investigation on the asserted patents. From June 6, 2022 to June 10, 2022, the ITC conducted an evidentiary hearing. In July and August 2022, Apple filed petitions for IPR of the asserted patents in the PTO. On January 10, 2023, a United States Administrative Law Judge in Washington, D.C. ruled that Apple violated Section 337 of the Tariff Act of 1930 (Section 337), as amended, by importing and selling within the United States certain Apple Watches with light-based pulse oximetry functionality and components, which infringe several claims of the Company’s pulse oximeter patents. On January 24, 2023, the United States Administrative Law Judge further recommended that the ITC issue an exclusion order and a cease and desist order on certain Apple Watches. On October 26, 2023, the ITC issued a Notice of Final Determination finding a violation of Section 337 by Apple. The ITC determined that the appropriate form of relief is a Limited Exclusion Order (LEO) prohibiting the unlicensed entry of infringing wearable electronic devices with light-based pulse oximetry functionality manufactured by or on behalf of Apple, and a Cease and Desist Order (CDO). The LEO and CDO went into effect after the 60-day Presidential review period expired. The LEO and CDO are currently in effect. Apple appealed to the Federal Circuit and the panel ruled in Masimo’s favor. On January 30, 2023, the PTO denied institution of IPR proceedings for the Company’s pulse oximeter patents that the ITC ruled were infringed. With respect to the other patents asserted at the ITC, the PTO denied institution of IPR proceedings for one patent and instituted IPR proceedings for two patents in January and February 2023. In the IPR proceedings, one or more of the challenged claims were found valid, while others were found invalid. Appeals of the IPRs for the two patents were initiated, but were not being pursued in view of reexamination proceedings at the Patent Office. Apple has since initiated further reexamination proceedings. On January 12, 2024, the U.S. Customs and Border Protection Exclusion Order Enforcement Branch (Enforcement Branch) issued a ruling letter allowing importation of certain Apple Watches with the blood oxygen feature disabled. On January 7, 2025, the Enforcement Branch issued a second ruling letter declining entry of a second redesigned Apple Watch. On August 1, 2025, following an ex parte proceeding initiated by Apple, the Enforcement Branch issued a ruling letter allowing importation of the second redesigned Apple Watch. On August 20, 2025, the Company initiated an action against Customs and Border Protection and certain government officials (in their official capacity) in the U.S. District Court for the District of Columbia asserting, among other things, a violation of the Administrative Procedures Act in connection with Apple’s ex parte proceeding. On the same day, the Company filed a motion for temporary restraining order and preliminary injunction to prohibit Customs and Border Protection from permitting the importation of the Apple Watches subject to the August 1, 2025 letter ruling. That motion remains pending. On September 8, 2025, the Company filed a request before the ITC seeking clarification or, in the alternative, modification of the LEO to confirm that the LEO covers the second redesigned Apple Watches being imported pursuant to the August 1, 2025 ruling letter. On November 14, 2025, the ITC instituted a combined enforcement and modification proceeding to evaluate Apple’s second redesigned watch that was the subject of Customs and Border Protection’s August 1, 2025 ruling letter. The U.S Administrative Law Judge who conducted the evidentiary hearing in the underlying ITC investigation conducted an evidentiary hearing in the enforcement proceeding on January 28, 2026. The Initial Enforcement Determination by the Administrative Law

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Judge issued on March 18, 2026, and the Final Enforcement Determination from the ITC issued on April 17, 2026. The Initial Enforcement Determination and Final Enforcement Determination found that Apple does not violate the LEO through importation of its second redesign. The deadline to appeal is June 16, 2026.
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
On August 22, 2023, a putative class action complaint was filed by Sergio Vazquez against the Company and members of its management alleging violations of the federal securities laws (Securities Class Action). On November 14, 2023, the Court appointed Boston Retirement System, Central Pennsylvania Teamsters Pension Fund-Defined Benefit Plan, and Central Pennsylvania Teamsters Pension Fund-Retirement Income Plan 1987 as lead plaintiffs. The lead plaintiffs filed an amended complaint on February 12, 2024. The amended complaint alleges that the Company and members of its management, from May 4, 2022 through August 8, 2023, disseminated materially false and misleading statements and/or concealed material adverse facts relating to the performance of its healthcare business and the success of the Company’s legacy Sound United business. The Company moved to dismiss the amended complaint on April 29, 2024. On November 5, 2024, the Court granted the motion in part, allowing the surviving claims to proceed to discovery. The parties engaged in a mediation on May 28, 2025. On July 11, 2025, the parties informed the Court that they have reached a settlement in principle. On August 14, 2025, plaintiffs filed a motion for preliminary approval of class action settlement, which the Court granted on February 2, 2026. A Settlement Hearing is scheduled for May 11, 2026.
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
On May 16, 2024, a purported stockholder of the Company, Dianne Himmelberger, filed a similar derivative action in the U.S. District Court for the Southern District of California (collectively, Derivative Actions). On July 22, 2024, the Court consolidated the Derivative Actions and stayed them until the motion to dismiss the Securities Class Action has been (i) denied in whole or in part, and no amended complaint is subsequently filed; or (ii) granted with prejudice, and any appeals pertaining to the motion to dismiss have concluded, or the time for seeking appellate review has passed with no further action from the Securities Class Action parties. On March 14, 2025, the Court lifted the stay. On March 23, 2026, the parties filed a joint motion to stay the Derivative Actions in light of the transaction announced on February 16, 2026, through which Masimo will become a wholly owned subsidiary of Danaher Corporation (the “Merger”). On March 25, 2026, the Court granted the stay, which will expire ten (10) calendar days after the earliest of (a) the closing of the Merger; (b) termination of the Merger Agreement; or (c) September 15, 2026.
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

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In August 2023, the Company decided to conduct a voluntary recall of select Rad-G® products in connection with an issue that could result in an unintentional change in the power state of the device. On February 14, 2024, the Company initiated a voluntary recall. On February 21, 2024, the Company received a subpoena from the Department of Justice (DOJ) seeking documents and information related to the Company’s Rad-G® and Rad-97® products, including information relating to complaints surrounding the products and the Company’s decision to recall the Rad-G®. On March 25, 2024, the Company received a civil investigative demand from the DOJ pursuant to the False Claims Act, 31 U.S.C §§ 3729-3733, seeking documents and information related to customer returns of the Company’s Rad-G® and Rad-97® products, including returns related to the Company’s recall of select Rad-G® products in 2024. The Company is investigating the reasons for the delay between August 2023 and February 2024 when the recall was initiated. On February 27, 2026, the Company received a supplemental DOJ subpoena seeking documents and information related to the foregoing matters. The Company is cooperating with the government and may expend significant financial and managerial resources in connection with responding to the subpoena and any related investigation or any other future requests for information.
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
Additionally, on September 19, 2024, Mr. Kiani filed a claim in California Superior Court relating to his Amended Employment Agreement seeking, among other things, declaratory relief that he had validly terminated his employment for “Good Reason”, and that he was entitled to certain benefits provided in the Amended Employment Agreement upon a termination for Good Reason, including the Special Payment. On October 31, 2024, Mr. Kiani filed an amended complaint, bringing additional claims for, among other things, breach of contract and violations of the California Labor Code. On December 12, 2024, the Company filed its answer to the amended complaint, as well as a motion to stay the proceedings. On July 21, 2025, the Court denied the Company’s motion to stay. On September 23, 2025, Mr. Kiani filed a second amended complaint, which does not bring new claims but, among other things, adds allegations that Mr. Kiani was improperly denied the ability to exercise certain stock options. On October 23, 2025, Masimo filed its answer to the second amended complaint. The case is now in discovery.
On May 22, 2025, Mr. Kiani filed a second lawsuit in the Superior Court of Orange County, California against individual Board Members (Mr. Koffey, Ms. Brennan, Dr. Solomon, Mr. Jellison, Ms. Lane, and Mr. Scannell) asserting claims for violations of Cal. Labor Code §§ 203, 558.1 and Cal. Bus. & Prof. Code § 17200 (Unfair Competition Law) arising from the Company’s alleged failure to timely pay him severance and certain wages purportedly owed under his Employment Agreement. The Orange County Superior Court deemed this case “related” to Mr. Kiani’s action against the Company and assigned the two cases to the same judge. On July 2, 2025, Defendants filed their Answer to the Complaint. On July 12, 2025, Defendants filed a motion to stay all proceedings citing, among other things, the ongoing litigation in Delaware and Mr. Kiani’s action against the Company in Orange County Superior Court. On December 23, 2025, Defendants filed a Motion for Judgment on the Pleadings. On January 19, 2026, Defendants’ motion to stay was denied. The case is now in discovery. A hearing for Defendants’ Motion for Judgment on the Pleadings is scheduled for June 18, 2026.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company continues to evaluate the claims arising from Mr. Kiani’s termination, and believes it has good and substantial defenses to them, but there is no guarantee that the Company will be successful in these efforts.
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
On October 24, 2024, the Company filed litigation against Mr. Kiani in the Court of Chancery of the State of Delaware, seeking judicial declarations that numerous provisions in Mr. Kiani’s Amended Employment Agreement, including the Special Payment, are invalid, unenforceable, and amount to a waste of corporate assets and, therefore, that Mr. Kiani is not entitled to receive the Special Payment. On March 3, 2025, the Company filed an Amended Complaint, which alleges that Masimo’s directors at the time of the initial adoption of the Employment Agreement and subsequent amendments abdicated their fiduciary duties as a matter of Delaware law by approving the Amended Employment Agreement, which contained provisions intended to entrench Mr. Kiani in control of the Company indefinitely. On March 17, 2025, Mr. Kiani filed a motion to dismiss the Amended Complaint. On April 21, 2026, the Court of Chancery granted Mr. Kiani’s motion to dismiss. The Company has 30 days from entry of the order or dismissal to file a notice of appeal.
On October 25, 2024, the Company commenced litigation in the United States District Court for the Southern District of New York against Mr. Roderick Wong, Naveen Yalamanchi, RTW Investments, LP, RTW Investments GP, LLC, RTW Master Fund, Ltd., RTW Offshore Fund One, Ltd., RTW Onshore Fund One, LP, RTW Innovation Master Fund, Ltd., RTW Innovation Offshore Fund, Ltd., RTW Innovation Onshore Fund, LP, and RTW Fund Group GP, LLC (together, the RTW Defendants) and Mr. Kiani, seeking disgorgement of short-swing profits pursuant to Section 16(b) of the Exchange Act (the RTW Litigation). The Company filed an amended complaint in the RTW Litigation on December 30, 2024. The defendants filed motions to dismiss the RTW Litigation on January 23, 2025. On April 3, 2025, the Court issued an order granting the defendant’s motion to transfer the RTW Litigation to the United States District Court for the Central District of California. On August 5, 2025, the Company voluntarily dismissed its sole claim against Mr. Kiani without prejudice and, on August 6, 2025, the Court granted the Parties’ joint stipulation to voluntarily dismiss Plaintiff’s Section 13(d) claim against the RTW Defendants, leaving only the Section 16(b) claim. On August 18, 2025, the Court denied in full the RTW Defendants’ motion to dismiss. The RTW Defendants filed their Answer to the amended complaint on September 3, 2025. In the RTW Litigation, the Company alleges that the defendants formed a stockholder group under Section 13(d) of the Exchange Act holding 10% or more of the Company’s common stock and engaged in short-swing trading between May and September 2024 as a part of an empty voting scheme to manipulate the vote in Mr. Kiani’s favor for the Company’s 2024 Annual Meeting of Stockholders. The Company believes the total amount of RTW’s disgorgeable profits could be substantial. The case has now proceeded to discovery, and trial is scheduled for March 16, 2027.
On May 26, 2025, Willow filed a demand for arbitration (the Demand) against the Company with the American Arbitration Association. Willow asserts in the Demand, and Statements of Additional Claims filed on November 28, 2025 and January 16, 2026, that it is entitled to declaratory judgment on the parties’ respective rights under the Cross-Licensing Agreement, described in Note 3, “Related Party Transactions”, including that Willow does not owe the Company repayment for any past royalty overpayments. Willow also claims the Company breached the Cross-Licensing Agreement, including by failing to pay adequate royalties, provide Willow with pricing for certain products, place certain technology in escrow, and provide Willow with engineering support. Willow seeks, among other things, (i) monetary damages of at least $6.10 million, and (ii) specific performance compelling the Company to provide price lists for certain products, permit Willow’s chosen auditor to conduct an audit of the Company’s books and records, place certain technology in escrow, and provide Willow with engineering support.
The Company has asserted counterclaims against Willow and the Company’s former CEO Joe Kiani, seeking, among other things, (i) repayment of historical royalty overpayments, (ii) for Willow to re-assign to the Company intellectual property rights that are owned by the Company, (iii) declaratory judgment that provisions under the Cross-Licensing Agreement are not enforceable, and (iv) to the extent the agreement is enforceable, declaratory judgment on the parties’ respective rights under the Cross-Licensing Agreement, including the scope of the Company’s royalty obligations, if any. Mr. Kiani has challenged the arbitrability of the claims asserted against him personally, and that issue will be decided by the California Superior Court.
We believe the Company has strong defenses to Willow’s claims, and that the Company’s counterclaims are meritorious. However, there is no guarantee that the Company will prevail in its dispute with Willow.

Table of Content
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
25. Segment and Enterprise Reporting
The Company’s reportable segments are determined based upon the Company’s organizational structure and the way in which the Company’s Chief Operating Decision Maker (CODM), the Company’s CEO, makes operating decisions, assesses financial performance, and allocates resources. As of April 4, 2026, the Company operates under one reportable segment, the healthcare business.
As of March 29, 2025, the non-healthcare consumer audio business was classified as held-for-sale, and as a result was excluded from the segment and enterprise reporting herein for all periods presented. On September 23, 2025, the Company completed the sale of its Sound United non-healthcare consumer audio business, and in the first quarter of 2026 completed the sale of its remaining non-healthcare operations that were not a part of Sound United.
The Company’s CODM uses segment gross profit, as presented in the Company’ CODM reports, as the primary measure of segment profitability. The significant segment expenses help the Company to better understand operating results. Segment information presented herein reflects the impact of these changes for all periods presented.
Selected information for the healthcare segment is presented below for each of the three months ended April 4, 2026 and March 29, 2025:

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Revenues:
Healthcare	$402.6	$371.0
Other(1)	1.0	1.0
Total revenues	$403.6	$372.0

Cost of goods:
Healthcare	$151.8	$137.0
Other(1)	1.0	1.0
Total costs of goods sold	$152.8	$138.0

Gross profit:
Segment gross profit	$250.8	$234.1
Acquired asset amortization(1)(2)	(0.3)	(0.3)
Business transition and related costs(1)(3)	0.3	0.3
Acquisitions, integrations, divestitures, and related costs(1)(4)	—	—
Other(1)	—	(0.1)
Total gross profit	$250.8	$234.0
____________________________
(1)    Management excludes certain revenues and expenses from segment gross profit. Management considers these excluded amounts to be non-recurring or non-operational and as such, are excluded from segment gross profit as this enables management to better understand operational results.

Table of Content
MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
For the three months ended April 4, 2026, and March 29, 2025, total depreciation and amortization expense for the healthcare segment was $8.1 million and $8.6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; matters relating to future board and management leadership; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements related to our proposed merger with Danaher, and any associated impact, if at all on the business, revenues or operations; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended January 3, 2026, which we filed with the SEC on February 27, 2026. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
Recent Developments
Sale of Non-Healthcare Business
On May 6, 2025, we announced that we had entered into a definitive agreement to sell Viper Holdings Corporation, a Delaware corporation which previously owned and operated the Company’s non-healthcare business (together with its subsidiaries, “Sound United”) to Harman International Industries, Incorporated, a wholly-owned subsidiary of Samsung Electronics., Ltd. On September 23, 2025, we completed the sale of Sound United.
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
As of June 28, 2025, all our manufacturing operations have returned to normal operations. There were no selling, general and administrative expenses incurred related to the cybersecurity incident for each of the three months ended April 4, 2026 and March 29, 2025.

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
Merger Agreement
On February 16, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Danaher Corporation, a Delaware corporation (“Danaher”) and Mobius Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Danaher (“Merger Sub”), pursuant to which among other things, Merger Sub will merge with and into us (the “Merger”), with us continuing as the surviving corporation and a wholly owned subsidiary of Danaher. As set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $0.001 per share, (other than any shares owned by Danaher, Merger Sub or any of our wholly owned subsidiaries or shares in respect of which appraisal has been duly demanded, and not effectively withdrawn or otherwise waived or lost, pursuant to Section 262 of the General Corporation Law of the State of Delaware) issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive $180.00 in cash, without interest. The Merger is expected to close in 2026, subject to customary closing conditions, including approval by our stockholders and the receipt of required regulatory approvals. On May 1, 2026, our stockholders adopted the Merger Agreement at a special meeting of stockholders.
If the Merger is completed, our common stock will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable following the effective time of the Merger.
In connection with the proposed Merger, we incurred approximately $17.9 million in selling, general and administrative expenses during the first quarter of fiscal 2026, and we expect to incur additional financial advisory, legal, accounting, and other professional fees in connection with the Merger.
Additional information about the Merger Agreement and the Merger is set forth in the Company’s Definitive Proxy Statement on Schedule 14A that was filed with the SEC on April 1, 2026.
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
In February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA), and remanded related matters to the Court of International Trade. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business.
We have filed a claim for a refund of certain tariffs with the Court of International Trade and are monitoring the situation closely for further information about how the U.S. government intends to proceed. However, the ability to recover, and the timing and amount of any potential refunds are uncertain, and at this time we cannot reasonably estimate the financial impact to us, if any. As of April 4, 2026, we have not recognized any amounts associated with potential refunds related to these tariffs.
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
On-Going Russian-Ukraine Conflict, Israel-Palestine-Iran Conflicts
We continue to monitor the uncertainty and geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Palestine conflict, and the Israel-Iran conflict, including the involvement of the United States, with respect to on-going business in such regions, and are continuing to support existing patient populations while remaining compliant with all applicable U.S. and EU sanctions and regulations, where applicable. While none of Russia, the Ukraine or Israel constitute a material portion of our business, a significant escalation or expansion of economic disruption or the current scope of the conflicts in either geographic region, including the Middle East, could have an impact on our business. Future orders for Russia have been halted indefinitely. For each of the three months ended April 4, 2026 and March 29, 2025, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.
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

	Three Months Ended (in million, except percentages)
	April 4, 2026	Percentage of Revenue	March 29, 2025	Percentage of Revenue
Total revenue	$403.6	100.0%	$372.0	100.0%
Cost of goods sold	152.8	37.9	138.0	37.1
Gross profit	250.8	62.1	234.0	62.9
Operating expenses:
Selling, general and administrative	143.4	35.5	119.4	32.1
Research and development	30.0	7.4	33.9	9.1
Litigation settlements	—	—	2.7	0.7
Total operating expenses	173.4	43.0	156.0	41.9
Operating income	77.4	19.2	78.0	21.0
Non-operating loss	(6.1)	(1.5)	(9.6)	(2.6)
Income from continuing operations before provision for income taxes	71.3	17.7	68.4	18.4
Provision for income taxes	15.0	3.7	21.2	5.7
Income from continuing operations, net of tax	56.3	13.9	47.2	12.7
Income from discontinued operations, net of tax	0.8	0.2	(217.9)	(58.6)
Net income (loss)	$57.1	14.1%	$(170.7)	(45.9)%
Comparison of the Three Months ended April 4, 2026 to the Three Months ended March 29, 2025
Revenue. Revenue is comprised of hospital products and services.

Revenue (in millions, except percentage)
Three Months Ended April 4, 2026	Percentage of Net Revenues	Three Months Ended March 29, 2025	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$403.6	100.0%	$372.0	100.0%	$31.6	8.5%

Revenue for the three months ended April 4, 2026 increased $31.6 million, or 8.5%, compared to the three months ended March 29, 2025, driven primarily by increased consumables and service revenue. In addition, revenues were favorably impacted by approximately $5.6 million of foreign exchange rate movements from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels increased $33.7 million, or 10.2%, to $365.0 million for the three months ended April 4, 2026 compared to $331.3 million for the three months ended March 29, 2025. Revenues from our OEM channel decreased $2.1 million, or 5.2%, to $38.6 million for the three months ended April 4, 2026 as compared to $40.7 million for the three months ended March 29, 2025.
During the three months ended April 4, 2026, we shipped approximately 76,800 noninvasive technology boards and instruments, compared to approximately 72,200 during the three months ended March 29, 2025.
Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead, tariffs and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the three months ended April 4, 2026 and March 29, 2025 was as follows:

Gross Profit (in millions, except percentages)
Three Months Ended April 4, 2026	Percentage of Net Revenues	Three Months Ended March 29, 2025	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$250.8	62.1%	$234.0	62.9%	$16.8	7.2%
Cost of goods sold increased $14.8 million for the three months ended April 4, 2026, compared to the three months ended March 29, 2025, primarily due to increased sales volumes and incremental tariff expenses. Gross profit decreased to 62.1% for the three months ended April 4, 2026, compared to 62.9% for the three months ended March 29, 2025, due to $6.7 million of incremental tariffs, which were partially offset by operational efficiencies and product cost reductions.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising, marketing, promotion costs, licensing fees, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended April 4, 2026 and March 29, 2025 were as follows:

Selling, General and Administrative (in millions, except percentages)
Three Months Ended April 4, 2026	Percentage of Net Revenues	Three Months Ended March 29, 2025	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$143.4	35.5%	$119.4	32.1%	$24.0	20.1%
Selling, general and administrative expenses increased $24.0 million, or 20.1%, for the three months ended April 4, 2026, compared to the three months ended March 29, 2025. The increase was primarily attributable to transaction-related costs from the proposed Merger of approximately $17.9 million, as well as increased compensation and other employee-related costs.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended April 4, 2026 and March 29, 2025 were as follows:

Research and Development (in millions, except percentages)
Three Months Ended April 4, 2026	Percentage of Net Revenues	Three Months Ended March 29, 2025	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$30.0	7.4%	$33.9	9.1%	$(3.9)	(11.5)%
Research and development expenses decreased $3.9 million, or 11.5%, for the three months ended April 4, 2026, compared to the three months ended March 29, 2025. The decrease was primarily attributable to lower compensation and other employee-related costs of approximately $4.9 million, which were offset by higher engineering project costs of approximately $1.1 million.

Litigation Settlements. Litigation settlements consist primarily of litigation related settlements and other legal expenses. Litigation settlements for the three months ended April 4, 2026 and March 29, 2025 were as follows:

Litigation Settlements (in millions, except percentages)
Three Months Ended April 4, 2026	Percentage of Net Revenues	Three Months Ended March 29, 2025	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$—	—%	$2.7	0.7%	$(2.7)	100.0%
Litigation settlements decreased $2.7 million for the three months ended April 4, 2026, as compared to $2.7 million for the three months ended March 29, 2025, related to litigation settlements in the prior period, as these settlements vary in their characteristics and frequency.
Non-operating Loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the three months ended April 4, 2026 and March 29, 2025 was as follows:

Non-operating Loss (in millions, except percentages)
Three Months Ended April 4, 2026	Percentage of Net Revenues	Three Months Ended March 29, 2025	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(6.1)	(1.5)%	$(9.6)	(2.6)%	$3.5	(36.5)%
Non-operating loss was $6.1 million for the three months ended April 4, 2026, as compared to $9.6 million of non-operating loss for the three months ended March 29, 2025. The change in the non-operating loss of approximately $3.5 million was primarily due to interest expense incurred under our various lines of credit and borrowing facilities.
Provision for Income Taxes. Our provision for income taxes for the three months ended April 4, 2026 and March 29, 2025 was as follows:

Provision for Income Taxes (in millions, except percentages)
Three Months Ended April 4, 2026	Percentage of Net Revenues	Three Months Ended March 29, 2025	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$15.0	3.7%	$21.2	5.7%	$(6.2)	(29.2)%
For the three months ended April 4, 2026, we recorded a provision for income taxes of approximately $15.0 million, or an effective tax provision rate of 21.0%, as compared to a provision for income taxes of approximately $21.2 million, or an effective tax provision rate of 31.0%, for the three months ended March 29, 2025. The decrease in our income tax rate for the three months ended April 4, 2026 resulted primarily from establishment of a valuation allowance against certain state deferred tax assets from discontinued operations in the prior period, changes in geographic composition of income and certain non-deductible items compared to the three months ended March 29, 2025.
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

Income (Loss) from Discontinued Operations, Net of Tax (in millions, except percentages)
Three Months Ended April 4, 2026	Percentage of Net Revenues	Three Months Ended March 29, 2025	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$0.8	0.2%	$(217.9)	(58.6)%	$218.7	(100.4)%
Income from discontinued operations, net of tax was $0.8 million for the three months ended April 4, 2026, as compared to a loss of from discontinued operations, net of tax of $217.9 million for the three months ended March 29, 2025. The change in the income (loss) from discontinued operations, net of tax was primarily related to the sale of the non-healthcare business which was completed on September 23, 2025.

Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our Credit Facility. As of April 4, 2026, we had approximately $545.1 million in working capital, of which approximately $124.6 million was in cash and cash equivalents, as compared to approximately $554.4 million in working capital and approximately $152.3 million in cash and cash equivalents at January 3, 2026. In addition to net working capital, as of April 4, 2026, we had approximately $539.6 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Facility.
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
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of April 4, 2026, we had cash totaling $42.8 million held outside of the U.S., of which approximately $26.3 million was accessible without additional tax cost and approximately $16.5 million was accessible at an incremental estimated tax cost of less than $0.1 million. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
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

Cash Flows
The following table summarizes our cash flows from continuing operations:

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Net cash provided by (used in):
Operating activities	$46.8	$37.9
Investing activities	(4.2)	15.5
Financing activities	(70.2)	(47.0)
Effect of foreign currency exchange rates on cash	0.4	1.1
Increase (decrease) in cash, cash equivalents and restricted cash	$(27.2)	$7.5
Operating Activities. Cash provided by operating activities was approximately $46.8 million for the three months ended April 4, 2026, generated primarily from net income from operations of $56.3 million. Non-cash activity included depreciation and amortization of approximately $8.1 million and stock-based compensation expense of approximately $8.9 million. Other major changes in operating assets and liabilities included a decrease in accounts receivable, accounts payable, accrued compensation, other current assets, other non-current liabilities, deferred revenue and other contract-related liabilities, and related party receivable of approximately $32.4 million, $31.7 million, $29.9 million, $9.4 million, $4.2 million, $2.3 million and $3.4 million, respectively, primarily due to the timing of payments; an increase in inventories, income tax payable, accrued liabilities, deferred costs and other contract assets, other non-current assets, and lease receivable, of approximately $22.4 million, $7.9 million, $11.1 million, $2.0 million, $0.6 million, and $0.3 million, respectively, primarily due to inventory build-up and the timing of payments.
For the three months ended March 29, 2025, cash provided by operating activities was approximately $37.9 million, generated primarily from net income from operations of $47.2 million. Non-cash activity included depreciation and amortization of approximately $8.6 million and stock-based compensation benefit of approximately $9.1 million. Other major changes in operating assets and liabilities included a decrease in accrued compensation, accrued liabilities, accounts payable, in other current assets, other non-current assets, deferred revenue and other contract-related liabilities, other non-current liabilities, and deferred costs and other contract assets of approximately $17.0 million, $8.1 million, $6.1 million, $5.5 million, $4.4 million, $1.9 million, $0.7 million, and $0.7 million, respectively, primarily due to the timing of payments; an increase in inventories, accounts receivable, lease receivable, and income taxes payable of approximately $6.6 million, $2.9 million, $0.6 million, and $0.2 million, respectively, primarily due to the timing of payments and inventory build-up.
Investing Activities. Cash used in investing activities for the three months ended April 4, 2026 was approximately $4.2 million, consisting primarily of approximately $4.3 million for purchases of property and equipment, $1.0 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees, which were offset by approximately $1.1 million from return of capital in strategic investments.
For the three months ended March 29, 2025, cash provided in investing activities was approximately $15.5 million, consisting primarily of proceeds from the sale of property and equipment of approximately $19.6 million, which were offset by approximately $1.5 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees and approximately $2.6 million for purchases of property and equipment.
Financing Activities. Cash used in financing activities for the three months ended April 4, 2026 was approximately $70.2 million, consisting primarily of repayment on the line of credit of approximately $87.6 million, and withholding of shares for employee payroll taxes for vested equity awards of approximately $7.6 million, which were offset by proceeds from borrowings under the line of credit of approximately $15.0 million and the issuance of common stock related to employee equity awards of approximately $10.0 million.
For the three months ended March 29, 2025, cash used in financing activities was approximately $47.0 million, consisting primarily of repayment on the line of credit of approximately $78.8 million, and withholding of shares for employee payroll taxes for vested equity awards of approximately $11.3 million, which were offset by the issuance of common stock related to employee equity awards of approximately $43.1 million.

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
There have been no material changes to any of our critical accounting policies during the three months ended April 4, 2026.
For a description of our critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026, which was filed with the SEC on February 27, 2026.
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

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our outstanding debt instruments. As of April 4, 2026, the carrying value of our cash equivalents approximated fair value. We manage our risk associated with interest rates fluctuations related to interest expenses under our Credit Facility by engaging in hedging activities. Since July 2022, we entered into various interest rate swap contracts to hedge our exposure to changes in cash flows associated with our outstanding debt with variable interest rates. The interest rate swap contracts have maturities averaging five years or less. See Note 17, “Derivative Instruments and Hedging Activities”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. A hypothetical 100 basis point change in interest rates would increase or decrease our interest expense by approximately $0.3 million, based on average debt outstanding, after consideration of our interest rate swap contracts, for the quarter ended April 4, 2026.
We sponsor multiple defined benefit pension plans covering certain international employees. The aggregate fair value of the plans’ investments was $30.5 million as of April 4, 2026. The plans’ assets may be subject to market risk, interest rate risk, and credit risk, which may affect the value of the plans’ assets and the funding of the plans.
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
The balance sheets of each of our foreign subsidiaries whose functional currency is not the U.S. Dollar are translated into U.S. Dollars at the rate of exchange at the balance sheet date and the statements of comprehensive income (loss) and cash flows are translated into U.S. Dollars using an approximation of the average monthly exchange rates applicable during the period. Any foreign exchange gain or loss as a result of translating the balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar is included in equity as a component of accumulated other comprehensive income (loss). Our foreign currency exchange rate exposures are primarily with the Saudi Riyal and Euro. Foreign currency exchange rates may experience significant volatility from one period to the next.
We do not use derivatives or financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of April 4, 2026 would have resulted in an estimated reduction of $9.6 million in reported pre-tax income for the three months ended April 4, 2026. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.

Inflation Risk
We believe that inflationary pressures on commodity prices, labor costs, and transportation continues to directly impact our business. Though we believe that the easing of interest rates has had a positive impact on the return of discretionary spending, any inherent volatility could have a significant material adverse effect on our business, financial condition or results of operations, and may have an adverse effect on us in the future. We are unable to estimate or determine the exact impact of inflation on our global business, financial condition or results of operations during the periods presented.
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
During the three months ended April 4, 2026, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 24, “Commitments and Contingencies”, to our accompanying condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2026, filed with the SEC on February 27, 2026. There have been no material changes from the risk factors previously disclosed therein.
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended April 4, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 4, 2026 and January 3, 2026, (ii) Condensed Consolidated Statements of Operations for the three months ended April 4, 2026 and March 29, 2025, respectively, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended April 4, 2026 and March 29, 2025, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2026 and March 29, 2025, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: May 5, 2026	By:	/s/ CATHERINE SZYMAN
Catherine Szyman
Chief Executive Officer

Date: May 5, 2026	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer